Form 10KSB40
period 1996-12-31
VITA FOOD PRODUCTS INC
filed 1997-03-31
CIK 1024342

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  Form 10-KSB
(Mark One)



( )   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
 OF THE SECURITIES EXCHANGE ACT OF 1934 (Fee Required)
      For the Fiscal Year Ended December 31, 1996
                           or
( )   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934 (No Fee required)


                         Commission File Number 1-12599

                            VITA FOOD PRODUCTS, INC.
                 (Name of Small Business Issuer in its Charter)


NEVADA                                                                            #36-3171548
------------------------------------------------------------------------  -------------------
(State or other jurisdiction of                                              (I.R.S. Employer
incorporation or organization)                                            Identification No.)

2222 WEST LAKE STREET
CHICAGO, ILLINOIS      (312) 738-4500                                                   60612
---------------------  -------------------------------------------------  -------------------
(Address of principal  Registrant's telephone number including area code           (Zip Code)
executive offices)


      Securities registered pursuant to Section 12(b) of the Exchange Act:


                                                   Name of Each Exchange
             Title of Each Class                    On Which Registered
       -----------------------------------------  ----------------------
       COMMON STOCK, PAR VALUE $.01 PER SHARE     CHICAGO STOCK EXCHANGE
       REDEEMABLE COMMON STOCK PURCHASE WARRANTS  CHICAGO STOCK EXCHANGE


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes            No      X

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

State issuer's revenues for the most recent fiscal year.  $22,688,000.

Shares of common stock, par value $.01 outstanding at March 20, 1997 - 3,700,000. Aggregate market value of such shares held by non-affiliates as of that date - $6,327,064.

Documents Incorporated by Reference:  None

Transitional Small Business Disclosure Format (check one):
Yes            No      X

                                     PART I
ITEM 1. DESCRIPTION OF BUSINESS
     The following discussion contains certain forward-looking statements. Actual results could differ materially. See "Business - Forward Looking Statements."

INTRODUCTION

     The Company has been engaged in the sale of specialty food products under the VITA brand name for over 65 years. The Company believes that its long history of producing and marketing quality products has created a strong recognition of the VITA brand name among consumers and has enabled the Company to build an extensive national distribution network of established food brokers for the sale of its products to Supermarkets and Institutional Purchasers. Historically, the Company has increased its sales through acquisitions which have enabled the Company to add new product lines and expand its existing product lines. The Company believes that "VITA" with its accompanying logo is the most widely recognized, and the only nationally recognized, brand name in herring products and cured and smoked salmon products. The Company is one of the leading processors of herring products, and cured and smoked salmon products in the United States and has been producing and selling herring products for over 65 years and cured and smoked salmon products for over 25 years. The Company's products include a variety of cuts of pickled herring in cream and wine based sauces, and lox and nova salmon. The Company markets other complementary specialty food products, such as cream cheese with salmon, shrimp cocktail, hommus products, horseradish products, and cocktail and tartar sauces, that it purchases from third party food producers and markets under the VITA brand name pursuant to co-packing arrangements. The Company markets and, in some cases, also produces related specialty food products under other brand names, some of which are recognized regional brand names, in certain regions of the country, that have been licensed to the Company.

COMPANY BACKGROUND

     Although it had been selling herring products for a number of years prior to its incorporation, the Company was originally incorporated as Vita Food Products, Inc. in 1928. In 1968, Brown and Williamson Tobacco Company, a British company, purchased the Company. The Company was then acquired by Dean Foods Company in 1978. In 1982, Mr. Stephen D. Rubin and Mr. Clark L. Feldman, on behalf of the current shareholders, negotiated the acquisition of the Company from Dean Foods Company and became the Company's largest shareholders. On September 20, 1996, the Company reincorporated in the State of Nevada through a merger of Vita Food Products, Inc., an Illinois corporation ("VITA-ILLINOIS"), and V-F Acquisition, Inc., an Illinois corporation that was the largest shareholder of Vita-Illinois, into the Company, a Nevada corporation formed for the purpose of effecting the reincorporation. On January 23, 1997, the Company completed an initial public offering of shares of its common stock and redeemable common stock purchase warrants resulting in aggregate net proceeds of approximately $4.1 million (the "INITIAL PUBLIC OFFERING").

GROWTH STRATEGY

     The Company's long-term growth strategy is to focus on acquisitions and capitalize on the goodwill associated with the VITA brand name and the strength of its national distribution network to increase its market share for its existing products and to introduce and market complementary new specialty food products, which will be sold under either the VITA brand name or other brand names purchased or licensed from third parties. The Company intends to implement its growth strategy through acquiring, or entering into joint ventures with, companies producing complementary specialty food products, introducing and developing new products and increasing its marketing efforts. The Company's production facility is currently often operating at full capacity and the Company, in order to accommodate its anticipated growth, intends to either purchase a facility to replace its current office, production and storage facility; the construction of a new facility; or the expansion and upgrading of its current facility (each of these facilities collectively referred to as the "IMPROVED FACILITY").

     ACQUISITION STRATEGY

     The Company's acquisition strategy is to acquire, or enter into joint ventures with, companies producing complementary specialty food products. The Company, under its current management, became a major producer of smoked salmon products through the acquisition of Royal Enterprises, Inc., a major Chicago based smoked salmon processor, in 1984 (the "ROYAL ACQUISITION"). In 1995, the Company purchased the herring product line of Lyon Food Products, Inc. and secured licensing rights to the ELF brand name, an established regional brand of herring (the "LYON PRODUCT LINE ACQUISITION"), which increased its market share in herring products and its penetration of the market in the Midwest region of the country. The Company believes that the Royal Acquisition and the Lyon Product Line Acquisition have demonstrated its ability to capitalize on the VITA brand name and its national distribution network to increase its market share and its sales through acquisitions. The Royal Acquisition involved the acquisition of a company that processed smoked salmon products which the Company now produces and markets through its national distribution network under the VITA brand name. The Lyon Product Line Acquisition involved the acquisition of a herring product line and an established regional brand name which the Company now produces and markets through its national distribution network under the ELF brand name.

     The Company's lack of capital in the past has limited its ability to pursue its acquisition strategy. As a result, the Company has expanded its product lines by establishing a number of co-packing arrangements with companies that produce complementary specialty food products. Pursuant to these co-packing arrangements, the Company purchases products produced and packaged by third parties and resells these products through its national distribution network under the VITA brand name. Co-packing arrangements permit the Company to expand or increase its product lines and increase the exposure of the VITA brand name, but require only a minimal capital investment by the Company. The Company's co-packing arrangements generally do not include minimum purchase requirements and permit the Company to purchase only the amount of products that it will be able to resell. Products which the Company markets pursuant to co-packing arrangements generally have a percentage gross margin that is one-third lower than the percentage gross margin of products which are produced and marketed by the Company.

     The Company intends to implement its long-term growth strategy, in part, by shifting its focus from co-packing arrangements to acquisitions and joint ventures. The Company believes that acquisitions and joint ventures, although often requiring a substantial capital investment, will provide the Company with a better opportunity to increase sales and market share, and to penetrate new markets than co-packing arrangements. The Company believes that the acquisition of, or joint ventures with, companies producing complementary specialty food products will enable the Company to: (i) produce certain products that it currently purchases from third parties and resells, which the Company expects will result in increased margins on those products; (ii) produce additional products which can be sold not only under the VITA brand name but also can be sold under the private labels of existing customers such as Supermarkets, in bulk to Institutional Purchasers or under co-packing arrangements to competitors; and (iii) produce and market products under recognized regional brand names acquired by the Company. See "Business - Forward Looking Statements."

     The Company, as part of its acquisition strategy, has also determined that it will focus its acquisition and joint venture activities on companies which produce complementary specialty food products in its market niche: ready-to-eat refrigerated (or frozen) specialty food products sold to Supermarkets and Institutional Purchasers. The Company has, in the past, encountered difficulties when it attempted to expand its product line beyond its market niche and its management's experience. The Company, through the acquisition of three companies in the mid-1980's, began to sell "fresh" smoked fish to delicatessens in New York City. Prior to 1985, the Company did not sell fresh smoked fish products and had no experience selling directly to delicatessens. The Company believed, however, that the particularly strong recognition of the Vita brand name in New York City would compensate for management's lack of prior experience in selling fresh smoked fish directly to delicatessens. During the next few years, the Company determined that it had underestimated both the difficulties of entering the New York City fresh smoked fish market and the long-term difficulties of effectively competing in this market. Accordingly, the Company determined to exit this market and refocus its growth strategy on its market niche.

NEW PRODUCT STRATEGY

     The Company's new product strategy is to continue to introduce and, in some cases, develop and market new specialty food products under the Vita brand name that complement its current line of products while at the same time enabling the Company to expand into products that are less seasonal and appeal to a broader base of consumers, including younger consumers and health conscious consumers, than its current products.

     DEVELOPMENT/INTRODUCTION. The Company's new products are either products developed by the Company, products acquired through acquisitions of other companies, or products marketed under co-packing arrangements or distribution agreements. The Company introduced "VITA HEAVENLY HOMMUS!" in September, 1996 and introduced the "VITA LEAN Salmon Burger" in November, 1996. The salmon burger was developed by the Company while the hommus products will be marketed under a co-packing arrangement. The Company expects these low fat products to appeal to a broader base of consumers. The Company intends to capitalize on its national distribution network and the strong recognition of the VITA brand name as well as its new marketing strategy to generate sales of these products. The Company believes that through the introduction of new non-seasonal products, it can, over time, reduce the variability in its quarterly operating results by increasing sales during the second and third quarters of each year.

     New products developed by the Company are developed either internally through its Quality Control Department or through retaining independent consultants. New products are also developed with the input of food brokers and are tested by focus groups for taste and market acceptance. The Company's lack of capital in the past has limited its product development activities. Upon completion of this offering, the Company anticipates that its Improved Facility, additional production equipment and increased availability of financing will enable it to increase its product development activities. The Company estimates that it spent approximately $50,000 and $45,000 in 1996 and 1995, respectively, developing new products. See "Business - Forward Looking Statements."

     The Company has introduced new products through the acquisition of companies producing complementary specialty food products with recognized regional brand names. Through the Lyon Product Line Acquisition, the Company added a Scandinavian-style herring that is marketed under the ELF brand name which is well recognized in the Midwest region of the country. The Company also introduces new products through its use of co-packing arrangements. Co-packing arrangements enable the Company to purchase products produced and packaged by third parties and resell these products through its national distribution network under the VITA brand name. The Company currently markets its horseradish products, cocktail and tartar sauces, shrimp cocktail and hommus products under co-packing arrangements. The Company has also introduced new products by entering into distributorship agreements. The Company currently distributes imported Scottish smoked salmon under the ROYAL HIGHLAND and HIGHLAND CREST brand names pursuant to a distribution agreement.

     RECENT NEW PRODUCTS. The VITA LEAN Salmon Burger was developed for the Company by an independent consultant who has authored over 30 cookbooks. The salmon burger, which is a blend of smoked salmon and spices, is 97% fat free. Much of the salmon used in the production of the salmon burger is salmon that the Company could not previously use in the production of its other salmon products. The Company is marketing the salmon burger frozen to Supermarkets and Institutional Purchasers. It is marketed as a low-fat substitute for hamburgers and is expected to compete directly with turkey burgers and veggie burgers. The Company believes that the salmon burger will be a less seasonal product and will appeal to a broader base of consumers than the Company's current products.

     VITA HEAVENLY HOMMUS! is marketed by the Company under a co-packing arrangement. Hommus is a spread made primarily of chickpeas and sesame paste of Middle Eastern origin that can be used as a snack food or with meals. Hommus was introduced to the United States mass market within the past five years and is rapidly gaining in popularity. The Company believes that hommus is not a seasonal food and, accordingly, expects sales of its hommus products to be fairly constant throughout the year with a slight increase in sales during the summer months. The Company's hommus products contain no saturated fat and have no cholesterol. The Company believes its hommus products will appeal to consumers of various ages and particularly to higher income, health conscious consumers. The Company's hommus products, packed in eight oz. containers, are available in eleven varieties such as roasted red pepper and garlic, and are sold refrigerated to Supermarkets and Institutional Purchasers. The Company anticipates that sales of hommus products will increase as consumers become aware that hommus can be used as a substitute for cream cheese and spread on bagels, which have become increasingly popular with consumers in recent years.

MARKETING STRATEGY

     The Company's marketing strategy is to expand its use of promotions to both Supermarkets and Institutional Purchasers, increase consumer advertising, secure additional shelf space for its products in Supermarkets and expand its international sales. The Company intends to use a portion of the net proceeds of the Initial Public Offering to implement this strategy.

     PROMOTIONS AND CONSUMER ADVERTISING. The Company intends to use promotions and consumer advertising to increase sales of its existing products and new products to Supermarkets and Institutional Purchasers which currently purchase VITA products as well as those which have not yet purchased VITA products. The Company currently uses promotions which reduce the price Supermarkets and Institutional Purchasers pay for certain of its products during a specified period of time. The Company believes that its products are price sensitive and that, historically, selective use of promotions has resulted in increased sales of its products. The Company selectively uses promotions to increase sales made by food brokers and sales made directly by the Company. However, the Company's limited capital has prevented it from expanding its use of promotions. The Company's products are primarily advertised in the circulars and newspaper inserts distributed by Supermarkets, for which the Company pays a fee. The Company intends to increase such advertising, particularly during holiday seasons and in regions west of the Rocky Mountains where the Company intends to focus future marketing efforts. The Company also intends to participate in a greater number of food shows to increase its visibility. The Company will attempt to increase its visibility by encouraging its regional sales managers to increase their participation in joint local sales calls to Supermarkets and Institutional Purchasers made by food brokers.

     SECURING SHELF SPACE. The Company intends to secure additional shelf space in Supermarkets for both its existing products as well as its new products.
The Company secures additional shelf space primarily by paying the fees charged by Supermarkets for such shelf space. The Company also secures additional shelf space by using more aggressive promotions at targeted Supermarkets or by selling its products through food brokers to food distributors that have access to shelf space for resale to Supermarkets. The Company, throughout its history, has incurred, and continues to incur, costs associated with securing additional shelf space for its products. The Company's ability to pay the costs associated with securing additional shelf space has been limited by its available capital. The Company believes that its payment of such costs, when warranted, has helped contribute to the development of its national distribution network of food brokers and that future payments of such costs will further strengthen its distribution network. The Company also believes that it has benefited by adding additional shelf space in the past and will continue to increase sales by adding additional shelf space in the future.

     INTERNATIONAL SALES. The Company believes that international markets provide an additional opportunity to increase sales of its herring and salmon products. In 1995 and 1996, international sales constituted less than one percent of the Company's gross sales. The Company intends to pursue additional international sales opportunities in a number of foreign markets including, among others, Canada, Central America, Mexico, Europe and South America, by capitalizing on the international growth of both wholesale clubs and institutional distributors which currently purchase or distribute the Company's products. The Company believes that by capitalizing on the international growth of its current customers, the total cost incurred to increase international sales will not exceed the total cost incurred to achieve a comparable increase in sales in the United States. The Company believes that the costs incurred in using promotions and consumer advertising to increase international sales may be higher than the costs incurred to achieve a comparable increase in sales in the United States but that such costs will be partially offset because Supermarkets in certain countries, such as Canada, do not charge fees to secure shelf space. The Company will initially focus on increasing sales of its products in Canada where the Company believes that the VITA brand name is recognized by consumers. The Company recently began marketing VITA brand herring products, that it produces, to Supermarkets in the Canadian provinces of Ontario and Quebec.

PRODUCTS

     The Company's products include herring products and cured and smoked salmon products and a variety of related ready to eat specialty food products. Most of the Company's products are refrigerated and can be located in either the dairy department, meat and fish department or deli department of Supermarkets. Many of the Company's products are also sold in bulk to Institutional Purchasers. The Company believes that, although the market for herring products has been and is expected to remain constant, the market for salmon products and other specialty products is increasing. Consumption of fresh and frozen seafood in the United States is increasing, especially consumption of salmon. This increase contrasts with the consumption of beef and pork which is declining and has been declining for at least the last five years. All of the Company's salmon and herring products and most of its other specialty food products are kosher and receive the symbol of certification from the Orthodox Union. The Company also receives the symbol of certification for the use of many of its products for Passover from the Orthodox Union. The Company believes that the market for kosher foods will grow in the next few years and that this represents a significant opportunity for the Company. See "Business - Products." According to the National Kosher Food Trade Association in New York, the market for kosher foods is almost two billion dollars annually and growing at more than ten percent a year. The increase in consumption of kosher food products is at least partially the result of (i) the perception by certain consumers who are not bound by Judaism's religious dietary restrictions that kosher certification indicates a superior product, and (ii) an increase in the population of members of other religious groups such as Islam, Hinduism and some branches of Christianity that observe dietary restrictions similar to many Jewish people.

     HERRING

     The Company, generally using the best available grade of ocean herring, cures the herring and mixes the cured herring with a variety of high quality spices, wines and other ingredients according to the Company's proprietary formulations to produce a number of herring products. These products are then either packaged in vacuum-sealed glass jars to preserve flavor for sale to Supermarkets or packaged in bulk containers for sale to Institutional Purchasers. The Company believes it is the only producer of herring products to offer two different taste profiles, an Eastern European taste and a
Scandinavian taste.   Herring is a traditional Eastern European and
Scandinavian staple, being one of the most widely consumed fish in the world. In the United States, however, herring is more of a specialty product that is served at parties or holiday gatherings. Herring products are often served as appetizers, part of a buffet, between-meal snacks or an ingredient in salads. The Company's most popular herring products are its "VITA Herring Party Snacks" and "VITA Herring in Sour Cream." The Company also sells a variety of other herring products under the VITA and ELF brand names.

     SALMON

     The Company, using only premium and quality grades of salmon primarily from Southeastern Alaska and Canada, cures and slices the salmon, most of which is then smoked. The Company's retail salmon products are packaged and sold either refrigerated or frozen to Supermarkets. The institutional cured and smoked salmon products are packaged in bulk containers, including three pound trays, and sold refrigerated or frozen to Institutional Purchasers. Salmon consumption has been increasing over the past five years and salmon now represents the fourth most popular type of seafood consumed in the United States. The Company's salmon products are generally served as part of buffets at parties, particularly during the Christmas holiday season, or as a traditional brunch item with bagels. The salmon products are also served as appetizers at formal parties and are being more frequently used as light meals. The Company's salmon products include "VITA Lox Salmon," "VITA Nova Salmon," and "VITA Pastrami Salmon." The Company also distributes imported Scottish smoked salmon under the "ROYAL HIGHLAND" and "HIGHLAND CREST" licensed brand names. Other products sold under the VITA label include the VITA LEAN Salmon Burger and VITA Salmon Spread.

     OTHER SPECIALTY PRODUCTS

     The Company sells a number of spreads and condiments, including horseradish products, cream cheese with smoked salmon, cocktail and tartar sauces, shrimp cocktail and hommus products. These products are used as appetizers, snacks, and condiments to accompany light meals and holiday trays. Some of these products are produced and marketed by the Company under the VITA brand name and others are marketed by the Company, but produced by third parties pursuant to co-packing arrangements.

PRODUCT DISTRIBUTION AND SALES

     The Company's specialty food products are currently sold through a national distribution network of approximately 60 established retail and institutional/food service brokers. The Company believes that it is the only processor of herring products and cured and smoked salmon products that has established such an extensive national distribution network. The Company believes it has been successful in developing this network for a number of reasons, including the recognition of the VITA brand name and the Company's reputation for producing quality products. The Company has also been able to develop and strengthen its distribution network by providing adequate shelf space for its products. The Company's current marketing efforts and its long-term relationship with many of the food brokers has also contributed to the strength of this network. The Company, through its marketing efforts, attempts to maintain good relationships with the Supermarkets and Institutional Purchasers that purchase its products. The Company believes that its national distribution network has, in turn, helped strengthen the VITA brand name and has been a important factor in the Company's ability to introduce new products into the marketplace.

     The Company's regional sales managers oversee its national distribution network. The Company employs five full-time regional sales managers who maintain contact with the food brokers in their region and monitor their performance. The regional sales managers also assist the food brokers in their selling efforts by, among other things, accompanying the food brokers on local sales calls. The Company believes that it is one of the few companies in its market niche to employ regional sales managers and that the presence of the regional sales managers has solidified the Company's relationship with its national distribution network.

     The Company enters into an agreement with each food broker which grants the food broker an exclusive territory in which to sell VITA products and sets forth the amount of commissions to be paid on such sales by the Company. Such agreements do not permit the Company to make sales directly to Supermarkets located in a food broker's exclusive territory unless the Company pays the food broker the commission which it would have earned. The agreements are terminable by either party upon 30 days' notice. The Company believes such terms are standard in the Company's industry. The food brokers sell the Company's products in both the retail and institutional/food service markets. In 1996, the retail market, consisting of Supermarkets accounted for approximately 80% of the Company's net sales while Institutional Purchasers accounted for the remaining 20% of net sales. Approximately 90% of the Company's net sales to Supermarkets are made through food brokers while the remaining 10% of net sales to Supermarkets are made directly by the Company. Products purchased through food brokers by Supermarkets that are shipped directly to the Supermarkets' warehouses accounted for 65% of the 90% of net sales to the retail market. Products purchased through food brokers by food distributors for resale to Supermarkets accounted for 35% of the 90% of net sales to the retail market. Approximately 90% of the Company's net sales to Institutional Purchasers are made through food brokers, including international distributors, while the remaining 10% of net sales are made to Institutional Purchasers directly by the Company.

CUSTOMERS/SALES BY REGION

     The Company's customers include large regional supermarket chains and wholesale clubs throughout the country. The Company had net sales of $22.7 million in 1996. The Company's products sold under the VITA brand name are particularly well known in New York City and the surrounding metropolitan area ("NYC"). Approximately 9% of the Company's 1996 net sales were to customers located in NYC, including Waldbaum's, A & P, Shop-Rite and Supermarket General. Approximately 20% of the Company's 1996 net sales were to customers located in the Northeast, excluding NYC, including Stop & Shop, Shaw's and Wegman's. Approximately 23% of the Company's 1996 net sales were to customers in the Southeast, including Publix and Winn-Dixie. Approximately 37% of the Company's 1996 net sales, including sales of the ELF brand of herring, were to customers located in the Midwest, including Super Valu, Jewel, Dominick's and Meijer's. Approximately 11% of the Company's 1996 net sales were to customers located in the West, including Safeway, Fred Meyer and Albertson's.

     The Company's largest customer represented 10% and 12% of its net sales in 1996 and 1995, respectively. This customer is a large supermarket chain with five regional divisions located in the Southeast. The purchasing decisions of each regional division are made independently. The Company does not have a long-term contractual relationship with this customer. The Company believes the loss of this customer would have a material adverse affect on the Company's business, financial condition and results of operations. However, the Company believes the loss of this customer is unlikely. In addition, because each regional division makes its purchasing decisions independently, the Company believes that it is not likely to lose all of the divisions even if it were to lose one or more of such divisions.

     The Company is aware that its customers are continually reviewing their purchasing decisions which may result in such customers changing their current orders from higher margin to lower margin products or reducing the amount of a product or products purchased. Any material change in orders or reduction in the amount of a product or products purchased by one or more significant customers could adversely affect the Company's business, financial condition and results of operations.

PRODUCT RETURN POLICY

     The Company guarantees the sale of its products sold in Supermarkets, which sales represent approximately 80% of all the Company's sales. This guarantee helps ensure that consumers receive fresh products. Under the guarantee, products not sold before their expiration date are either returned to the Company through its food brokers or are disposed of by the Supermarkets or food distributor. A credit is then issued to the Supermarket or food distributor. The Company has established a reserve to be used for credits for product returns and believes, based on its historical return rates which have been fairly consistent over the past several years, that this reserve is adequate to fund all foreseeable product return credits.

PRODUCTION

     PRODUCTION FACILITY

     The Company produces, packages, stores, and distributes its herring and salmon products at the Company-owned facility located in Chicago, Illinois. The Company's facility is located on 125,600 square feet of contiguous land. The facility contains approximately 82,200 square feet of space, including approximately 65,000 square feet of production space, approximately 13,900 square feet of refrigerated storage space, and approximately 3,300 square feet of office space. The Company stores and distributes its products through 30 warehouse facilities owned by third parties which are located throughout the United States.

     As of March 15, 1997, the Company anticipates either purchasing or constructing an Improved Facility during the next 12 to 18 months. The Company believes the Improved Facility is necessary to implement the Company's growth strategy and will result in increased production capacity, increased production efficiencies, additional internal storage facilities and other overall cost savings. The Company believes that these overall cost savings can be achieved through, among the things, the use of improved water treatment facilities in the Improved Facility that the Company expects to reduce or eliminate the user charges it currently pays and the availability of increased internal storage facilities in the Improved Facility which the Company expects to decrease the costs of using outside storage facilities. However, the Company may experience delays in all aspects of its operations and incur substantial unanticipated costs in either purchasing or constructing an Improved Facility. There can be no assurance that the Company will not encounter quality or capacity difficulties, or experience production delays, in connection with the anticipated purchase or construction of an Improved Facility. These factors could have an adverse short-term effect on the Company's results of operations. The Company intends to partially finance this purchase or construction of an Improved Facility with approximately $1,500,000 to $2,000,000 of the net proceeds of the Initial Public Offering. The Company currently anticipates obtaining the additional required funds that are currently projected to be between $4,500,000 to $8,000,000, through the use of one or more financing options which may include, among others, conventional bank financing, industrial revenue bond financing, and, possibly, tax incentives for Empowerment Zones and Enterprise Communities to the extent available. No assurance can be given that any of these financing options will be available on terms acceptable to the Company, if at all.

     SUPPLIERS

     The Company relies on outside suppliers for its herring and salmon requirements. The Company currently purchases most of its herring from Barry's Limited (the "SUPPLIER"), a specialty herring harvester and processor located in Canada, pursuant to a supply agreement. The Company has been purchasing herring from the Supplier since the Company began operations over 65 years ago. Under the agreement, the Supplier has the option to supply 90% of the Company's annual requirements for herring, provided it sells the herring at the same prices which the Company would pay if it purchased herring elsewhere. The Supplier guarantees the first priority of supply of herring to the Company, in an amount necessary to satisfy the Company's requirements. The Company currently purchases its salmon from a number of sources. The Company believes that there are other suppliers of herring and salmon from which the Company could meet its requirements, if necessary. Pursuant to a distributorship agreement, the Company distributes imported Scottish smoked salmon under the licensed brand names ROYAL HIGHLAND and HIGHLAND CREST. See "Business - Intellectual Property." Any significant interruption in the supply of or in the quality of the herring or salmon provided by its suppliers or the salmon products supplied by the distributor could have a material adverse effect on the Company's business and results of operations. The Company believes that supplies of the other ingredients used in the Company's products are readily available and that there are a number of suppliers of these ingredients that could meet its requirements if its current suppliers were unable to do so.

     QUALITY CONTROL

     The Company believes that it was one of the first processors of herring products and cured and smoked salmon products to institute quality control procedures and that its quality control procedures are among the most stringent in this market. The Company has two full-time employees in its Quality Control Department. The primary responsibility of these employees is to insure the quality of VITA brand name products by overseeing the production process and by frequent testing of the consistency of the products as they are produced. The products produced through co-packing arrangements are subject to both the quality control procedures of the co-packing company and the same frequent product testing that is required of the Company's products under its quality control procedures.

COMPETITION

     The market for the Company's products is highly competitive. The Company believes that consumers choose herring products and cured and salmon products as well as its other specialty products based primarily on product quality and price. Although the Company's competitors are primarily small, regional food processors and producers, certain of the Company's competitors may have greater financial and other resources than the Company and may offer lower prices on comparable products. Since a key competitive factor among producers of cured and smoked salmon products and herring products is price, even smaller regional companies may be able to compete effectively against the Company due to reduced shipping costs. While the Company believes its prices are competitive for the quality level of its products, the Company relies primarily on the recognition of the VITA brand name, its reputation for selling quality products and the strength of its distribution network. The Company's main competitors in the herring product and cured and smoked salmon product market are Lassco, Mama's and Nathan's, among others. The Company believes it is the only independent company with national distribution capabilities in this market.

ENVIRONMENTAL MATTERS

     In the ordinary course of its production process, spillage and cleaning results in a high concentration of sugars and vinegars, which create Biological Oxygen Demands ("BODS") as well as fats, oils and greases ("FOGS"), both of which enter the waste water treatment system. The Company is assessed a user charge by the Metropolitan Water Reclamation District (the "DISTRICT"), based in part on the costs of treating this waste water, the amount of which the Company is currently appealing. The Company has provided accruals of $285,000 and $359,000 as of December 31, 1995 and December 31, 1996, respectively, for user charges. These accruals are based on the Company's experience in resolving appeals in prior years and on estimates provided by an independent consultant. If the Company is not successful in its appeal, the Company would be required to pay an additional $195,000 in user charges. The Company believes that the eventual liability will not materially exceed its presently established accruals and that any potential additional liability will not be significant and will not have a material adverse effect on the Company's business, financial condition or results of operations.

     If the level of FOGs entering the waste water treatment system exceed a specified level over a specified period of time, the District, following certain procedural requirements, has the authority to fine the Company or to temporarily close the Company's production facility. The level of FOGs resulting from the Company's production process has occasionally exceeded this specified level in the past on a temporary basis but not for any extended period of time. The Company has no reason to believe that this level will be exceeded for any extended period of time in the future. The District has not in the past initiated, or threatened to initiate, proceedings against the Company. The Company has no reason to believe the District will do so in the future if the specified level of FOGs is exceeded on a temporary basis. The Company has employed a consultant to assist in its user charge appeals and to recommend methods to reduce the level of BODs and FOGs entering the waste water treatment system. The Company expects the purchase or construction of an Improved Facility to significantly decrease or eliminate BODs and, therefore, reduce the user charges. The Company also uses a number of smokers in the ordinary course of its production process. The Company is not aware of any pending or threatened claim involving violation of environmental or occupational safety and health laws and regulations.

INTELLECTUAL PROPERTY

     Trademarks and trade names are of critical importance to producers of food products. A recognized trademark or trade name allows the consumer to immediately identify the source of a product, even if the product is new to the marketplace. The Company owns the federally registered trademark "VITA" (with accompanying design). The Company believes that this mark is widely recognized, and provides immediate identification of the source of its products to consumers. Based upon its ability to maintain a significant share of the national market for refrigerated herring products and cured and smoked salmon products, the Company believes the "VITA" brand name and trademark has a substantial amount of goodwill associated with it. The Company believes the VITA mark and its accompanying design are critical to its ability to market new products and to its marketing strategy in general. In addition, the Company intends to apply for a federal trademark for the name "VITA" without the accompanying design.

     The Company has also licensed certain brand names, such as ELF, ROYAL HIGHLAND and HIGHLAND CREST. Based on sales of the herring products marketed under the "ELF" trademark, the Company believes there is widespread consumer recognition of that brand name in the Midwest region of the country. The Company obtained all of Lyon Food's rights to the "ELF" trademark in connection with herring products from Food Marketing Corp. Pursuant to the terms of a letter agreement (the "LETTER AGREEMENT"). Ownership of the "ELF" trademark was transferred by Food Marketing Corp. to SuperValu, Inc., which affirmed Lyon Food's right to use the mark as set forth in the Letter Agreement and consented to the right to use the trademark in connection with smoked fish products. The Letter Agreement is terminable upon six months notice to the Company. The Company has licensed the ROYAL HIGHLAND and HIGHLAND CREST brand names, under which the Company distributes imported Scottish smoked salmon. The Company believes that these brand names will develop substantial goodwill over time. The Company has the right to use the HIGHLAND CREST and ROYAL HIGHLAND brand names under the terms of an exclusive distributorship agreement that expires in December, 1999, but is renewable for successive 5-year intervals upon written agreement of both parties. The Company sells its hommus products under the recently applied for federal trademark "HEAVENLY HOMMUS!," and sells its salmon burger under the registered federal trademark "VITA LEAN." The Company is not aware of any names or marks which infringe any of those the Company uses. Although the Company sells products under a number of other brand and trade names, such other brand or trade names are not material to the Company's marketing strategy. The Company also uses various recipes and proprietary formulations in its products which it maintains as trade secrets. The Company does not believe its business is otherwise dependent upon any patent, license, trademark, service mark or copyright.

PRODUCT LIABILITY INSURANCE

     The Company currently maintains product liability insurance for its products with limits of $1,000,000 per occurrence and $10,000,000 in the aggregate, per annum. There can be no assurance that the Company's insurance will be adequate to cover future product liability claims, or that the Company will be able to maintain adequate product liability insurance at commercially reasonable rates.

EMPLOYEES

     At December 31, 1996, the Company had 118 full-time employees, including 14 administrative employees, seven sales and marketing employees, 91 production employees and six maintenance employees. Additionally, approximately 80 workers are hired on a temporary basis each year to meet seasonal production demands. All production employees are represented by the Local 546 United Food & Commercial Workers, International Union and the five maintenance employees are represented by the Local 399 International Union of Operating Engineers. The Local 546 collective bargaining agreement expires, unless renewed, in April, 1997 and the agreement covering the Local 399 collective bargaining agreement expires, unless renewed, in March, 1997. The Company has not experienced any work stoppages since the Company was acquired by the present shareholders in 1982. The Company considers its relations with its employees to be good.

ENVIRONMENT

     Compliance with Federal, state or local provisions relating to protection of the environment is not expected to have a material effect on the Company's capital expenditures, earnings or competitive position.

ITEM 2.  PROPERTIES

     The Company's facility is located on 125,600 square feet of contiguous land. The facility contains approximately 82,200 square feet of space, including approximately 65,000 square feet of production space, approximately 13,900 square feet of refrigerated storage space, and approximately 3,300 square feet of office space. Pursuant to the Bank Credit Facilities, ANB has a mortgage on this facility. The Company intends to purchase or construct an Improved Facility. See "Business - Production."

ITEM 3.  LEGAL PROCEEDINGS

     The Company is not currently involved in any material pending legal proceedings and is not aware of any material legal proceedings threatened against it.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.








EXECUTIVE OFFICERS OF THE REGISTRANT

     The executive officers of the Company, and their respective ages and principal positions as of March 20, 1997, are as follows:


NAME                                          AGE  POSITION WITH THE COMPANY
----                                          ---  -------------------------
Stephen D. Rubin...........................   57   President and Director
Clark L. Feldman............................  62   Executive Vice
                                                   President, Secretary and
                                                   Director
Jay H. Dembsky............................    36   Vice President, Chief
                                                   Financial Officer and
                                                   Treasurer

                                    PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's common stock is traded on the Chicago Stock Exchange under the symbol "VSF". The Company believes that as of March 20, 1997 there were 69 holders of record and in excess of 200 beneficial holders of the Company's common stock.

     The Company has never paid a cash dividend on its common stock and currently anticipates that all of its earnings will be retained for use in the operation and expansion of its business.

     The high and low sales price per share for the Common Stock as reported on the Chicago Stock Exchange for the period January 17, 1997 through March 24, 1997 were $6 and $4.375.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following information includes forward-looking statements, the realization of which may be impacted by certain important factors discussed under "Business - Forward Looking Statements."

     The selected financial data set forth below with respect to the Company's statement of income data for the years ended December 31, 1995 and 1996 and balance sheet data at December 31, 1996 are derived from the audited financial statements of the Company included elsewhere in this Form 10-KSB that have been audited by BDO Seidman, LLP, independent certified public accountants. The data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Financial Statements and Notes related thereto included elsewhere in this Form 10-KSB.

                                                           YEARS ENDED
                                                           DECEMBER 31
STATEMENT OF INCOME DATA:                              1995           1996
                                                  (IN THOUSANDS, EXCEPT PER
                                                  SHARE AMOUNTS)
Net sales.......................................         $21,410        $22,688
Cost of goods sold..............................          15,014         15,588
                                                  --------------  -------------
Gross margin....................................           6,396          7,100
Selling, marketing and administrative expenses..           5,397          5,883
                                                  --------------  -------------
Operating profit (loss).........................             999          1,217
Interest and other expense, net.................          868(1)            464
                                                  --------------  -------------
Income before income tax benefit................             131            753
Income tax benefit (2)..........................              --           (65)
                                                  --------------  -------------
Net income......................................            $131           $818
                                                  ==============  =============
Net income per common share.....................            $.04          $0.28
                                                  ==============  =============
Weighted average number of common
shares outstanding..............................       2,960,000      2,960,000
                                                  ==============  =============





BALANCE SHEET DATA:
                        DECEMBER 31, 1996
                     ----------------------
                         (in thousands)

Working capital.....         $3,228
Total assets........         11,340
Current liabilities.          5,335
Long-term debt......          5,419
Shareholders' equity            586


(1) Included in interest and other expense, net, in 1995 is an expense of $356,000 representing an arbitration award requiring the Company to pay the adverse party's legal fees. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business -Growth Strategy."

(2) Income taxes are not presented in 1995 due to the Company's utilization of net operating loss carryforwards to offset taxable income and due to the 100% valuation allowance applied against the deferred tax asset. The Company recognized $316,000 of the prior year's deferred tax asset valuation allowance during 1996. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 4 of Notes to Financial Statements.

OVERVIEW

     The Company is one of the leading processors of herring products, and cured and smoked salmon products in the United States, which products it has been producing and marketing for over 65 years and 25 years, respectively. The Company's products include a variety of cuts of pickled herring in cream and wine based sauces, and lox and nova salmon. The Company markets other complementary specialty food products, such as cream cheese with salmon, shrimp cocktail, hommus products, horseradish products, and cocktail and tartar sauces, that it purchases from third party food producers and markets under the VITA brand name pursuant to co-packing arrangements. The Company markets and, in some cases, also produces related specialty food products under other brand names that have been licensed to the Company. These products include Scandinavian-style herring, which is produced and marketed by the Company under the ELF brand name, which is widely recognized in the Midwest region of the country, and imported Scottish smoked salmon, which is distributed by the Company under the brand names ROYAL HIGHLAND and HIGHLAND CREST.

     The Company's long-term growth strategy is to capitalize on the goodwill associated with the VITA brand name and the strength of its national distribution network to increase its market share for its existing products and to introduce and market complementary new specialty food products, which will be sold under either the VITA brand name or other brand names purchased or licensed from third parties. The Company intends to implement its growth strategy through acquiring, or entering into joint ventures with, companies producing complementary specialty food products, introducing and developing new products and increasing its marketing efforts.

     In March, 1995, the Company purchased the herring production line of Lyon Food Products, Inc. ("LYON FOOD") and secured licensing rights from Lyon Food to the ELF brand name, a recognized regional herring brand (the "LYON PRODUCT LINE ACQUISITION"). The Company financed the $726,000 cost of the Lyon Product Line Acquisition through borrowings under its Bank Credit Facilities. The Company subsequently consolidated the herring production line operations of Lyon Food into its existing production facilities. The Company retained a limited number of Lyon Food employees resulting in only a slight increase in selling, marketing and administrative expenses while increasing its market share and sales of herring products. The Company believes it has achieved and will continue to achieve operational efficiencies based on this consolidation of operations while only marginally increasing its selling, marketing and administrative expenses.

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, the percentage of net sales represented by certain items included in the Company's Statements of Income. This table and discussion below should be read in conjunction with the financial statements and notes thereto, which appear elsewhere in this Form 10-KSB. The Company believes this unaudited information has been prepared on the same basis as the audited and unaudited information presented elsewhere in this Form 10-KSB and, in the opinion of management, reflects all adjustments (consisting of normal recurring entries) necessary for a fair presentation of the information presented.

                                                      YEARS ENDED
                                                      DECEMBER 31,
STATEMENT OF INCOME:                               1995       1996
                                                -----------  ------
Net sales.....................................       100.0%  100.0%
Cost of goods sold............................         70.1    68.7
                                                -----------  ------
Gross margin..................................         29.9    31.3
Selling, marketing and administrative expenses         25.2    25.9
                                                -----------  ------
Operating profit..............................          4.7     5.4
Interest and other expense, net...............          4.1     2.1
                                                -----------  ------
Income before income taxes (benefit)..........          0.6     3.3
Income taxes (benefit)........................           --   (0.3)
                                                -----------  ------
Net income....................................         0.6%    3.6%
                                                ===========  ======

     REVENUES. The Company's gross sales for the years ended December 31, 1995 and 1996 were $23.2 million and $24.6 million, respectively. In 1995, herring, cured and smoked salmon and other specialty products constituted 60%, 36% and 4% of the Company's gross sales, respectively. In 1996, herring, cured and smoked salmon and other specialty products constituted 56%, 39% and 5% of the Company's gross sales, respectively. The Company's net sales for the years ended December 31, 1995 and 1996 were $21.4 million and $22.7 million, respectively.

     Net sales of the Company represent gross sales less the amounts of discounts, credits and payments for products not sold prior to expiration date and certain other sales allowances. The Company generally provides its customers with a net 10-day payment term. The amounts of discounts, credits and payments for products not sold prior to expiration date and certain other sales allowances have historically remained relatively consistent from year to year and were approximately 8% of gross sales for the years ended December 31, 1995 and 1996. Net sales for any of the Company's products can be influenced by a number of factors, especially the pricing policies of the Company's competitors.

     COSTS. Cost of goods sold consists primarily of the costs of herring, salmon, curing ingredients, packaging, other raw materials, direct labor and overhead used in the Company's production process.

     GROSS MARGIN. The Company's gross margin, which is net sales less the cost of goods, was 31.3% for the year ended December 31, 1996 and was 29.9% for the year ended December 31, 1995. Products which the Company markets pursuant to co-packing arrangements generally have a percentage gross margin that is one-third lower than the percentage gross margin of products which are produced and marketed by the Company.

     EXPENSES. Selling, marketing and administrative expenses consist primarily of brokers' commissions, marketing expenses, costs of shipping products, advertising expenses and administrative expenses, which include salaries and other general office expenses.

    COMPARISON OF THE YEAR ENDED DECEMBER 31, 1996 AND THE YEAR ENDED DECEMBER 31, 1995

     REVENUES. Net sales for the year ended December 31, 1996 were $22,688,000 compared to $21,410,000 for the same period in 1995, an increase of $1,278,000 or 6.0%. This increase was primarily attributable to a 13% increase in sales of salmon products and a 37% increase of other specialty products.

     GROSS MARGIN. Gross margin for the year ended December 31, 1996 was $7,100,000 compared to $6,396,000 for the same period in 1995, an increase of $704,000 or 11.0%. As a percentage of net sales, gross margin increased to 31.3% in 1996 from 29.9% in 1995. The increase was attributable to the absence of costs of integrating the herring production line operations of Lyon Food which were incurred in 1995 and estimated to be $110,000. The increase was also attributable to a lower average cost of purchased salmon used in the Company's production of its salmon products.

     EXPENSES. Selling, marketing and administrative expenses for the year ended December 31, 1996 were $5,883,000 compared to $5,397,000 for the same period in 1995, an increase of $486,000 or 9.0%. The increase was primarily attributable to an increase in advertising expenses of $334,000, which increased faster than sales volume, as well as other variable sales and marketing expenses, such as broker commissions, which increase with sales volume.

     INTEREST. Interest and other expense, net, for the year ended December 31, 1996 was $464,000 compared to $868,000 for the same period in 1995, a decrease of $404,000 or 46.5%. This decrease was primarily attributable to the non-recurring, unusual expenses incurred by the Company in 1995, which included the Arbitration Award of $356,000, and other income of $83,000 in 1996 partially offset by an increase in interest expense of $21,000 due to an increase in average amounts outstanding under the Bank Credit Facilities during this period.

     INCOME TAXES. The Company had an income tax benefit of $65,000 for the year ended December 31, 1996, compared to no income tax expense or benefit for the same period in 1995. Based on its past results of operations, the Company has generated net operating loss carryforwards which have been used to offset taxable income. For 1996, the Company utilized its remaining federal net operating loss carryforwards, which reduced its income tax expense. The Company also has net deferred tax assets, resulting from temporary differences between financial and tax reporting of the allowance for doubtful receivables and product returns, depreciation, and accrued liabilities. In 1995, a valuation reserve in an amount equal to the entire deferred tax assets resulted in a net deferred tax asset of $0. The Company had determined that it was more likely than not that it would not be able to realize the net deferred tax assets. The Company based this determination on the following factors: (i) its historical levels of pre-tax income; (ii) its historical use of net operating losses to eliminate income tax; (iii) the uncertainty of the effect of the Lyon Product Line Acquisition on the Company's future pre-tax income; and (iv) the effect of a potential settlement, if any, and payment of the Metropolitan Water Reclamation District user charges on future pre-tax income. For 1996, the Company determined that a partial recognition of the valuation allowance was appropriate. The Company based this determination on the uncertainty of the effects on future pre-tax income of the Company's acquisition strategy and its planned purchase or construction of an Improved Facility. This recognition, combined with the utilization of the operating loss carryforwards, resulted in the income tax benefit.

     NET INCOME. Net income for the year ended December 31, 1996 was $818,000 compared to $131,000 for the same period in 1995, an increase of $687,000 or 524.4%. Excluding the non-recurring Arbitration Award in 1995, the increase would have been $331,000 or 68%.

    COMPARISON OF THE YEAR ENDED DECEMBER 31, 1995 AND THE YEAR ENDED DECEMBER 31, 1994

     REVENUE. Net sales for the year ended December 31, 1995 were $21,410,000 compared to $17,793,000 for the same period in 1994, an increase of $3,617,000 or 20.3%. This increase was primarily attributable to sales of ELF brand herring products of $2,800,000, which the Company began selling following the Lyon Product Line Acquisition in March, 1995, sales of imported Scottish smoked salmon of $500,000, which the Company began distributing in January, 1995 and increased sales of the Company's VITA brand cured and smoked salmon products of $300,000. Of the $3,617,000 increase in net sales, net sales attributable to the Company's new products introduced in 1995 were $3,300,000. The increase in net sales of the Company's existing products was primarily attributable to increases in sales volume.

     GROSS MARGIN. Gross margin for the year ended December 31, 1995 was $6,396,000 compared to $5,058,000 for the same period in 1994, an increase of $1,338,000 or 26.5%. As a percentage of net sales, gross margin increased to 29.9% in 1995 from 28.4% in 1994. The increase was primarily attributable to certain manufacturing efficiencies estimated to be approximately $200,000 achieved from consolidating the herring production line operations of Lyon Food with the Company's existing production facilities, resulting in certain lower per unit costs achieved by more frequent utilization of the production facilities at full capacity. The increase in gross margin was partially offset by an increase in the sale of co-packed products in 1995 compared to 1994 because the co-packed products generally have lower gross margins than products produced and marketed by the Company.

     EXPENSES. Selling, marketing and administrative expenses for the year ended December 31, 1995 were $5,397,000 compared to $4,410,000 for the same period in 1994, an increase of $987,000 or 22.4%. As a percentage of net sales, selling, marketing and administrative expenses increased to 25.2% in 1995 from 24.8% in 1994. This increase was primarily attributable to increased advertising expenses of $92,000, increased expenses associated with securing additional shelf space of $149,000, increased brokers' commissions and increased regional sales managers' salaries totaling $242,000. The increase in brokers' commissions and regional sales managers' salaries were primarily attributable to the Lyon Product Line Acquisition and the resulting increase in sales of ELF brand herring products.

     INTEREST. Interest and other expense, net, for the year ended December 31, 1995 was $868,000 compared to $376,000 for the same period in 1994, an increase of $492,000 or 130.9%. This increase was primarily attributable to the payment of an award in an arbitration proceeding which required the Company, which initiated the arbitration but did not prevail on its claims, to reimburse the respondent for its legal fees and expenses in the amount of $356,000 (the "ARBITRATION AWARD"). In addition, $50,000 of this increase was attributable to a higher average interest rate under the Bank Credit Facilities and $50,000 was attributable to increased borrowings under the Bank Credit Facilities to finance the Lyon Product Line Acquisition and the resulting consolidation of operations and to finance the acquisition of new capital equipment. See "Business - Growth Strategy."

     INCOME TAXES. The Company had no income tax expense for the years ended December 31, 1995 and 1994, respectively. Based on its past results of operations, the Company has generated net operating loss carryforwards which have been used to offset taxable income. As of December 31, 1995, the Company had net operating loss carry forwards from prior years of $200,000 which expire in specified amounts through 2007. The Company also has net deferred tax assets, resulting from temporary differences between financial and tax reporting of the allowance for doubtful receivables and product returns, accrued liabilities and net operating loss carryforwards. For the years ended December 31,1995 and 1994, the Company determined that it was more likely than not that it would not be able to realize the net deferred tax assets. The Company based this determination on the following factors: (i) its historical levels of pre-tax income; (ii) its historical use of net operating losses to eliminate income tax; (iii) the uncertainty of the effect of the Lyon Product Line Acquisition on the Company's future pre-tax income; and (iv) the effect of a potential settlement, if any, and payment of the Metropolitan Water Reclamation District user charges on future pre-tax income. Accordingly, the Company created a valuation allowance for 100% of the net deferred tax assets. As the Company generates pre-tax income in future years, the valuation allowance will be partially recognized and reduce the Company's future income tax expense.

     NET INCOME. Net income for the year ended December 31, 1995 was $131,000 compared to $272,000 for the same period in 1994, a decrease of $141,000 or 51.8%. Net income for the year ended December 31, 1995, excluding non-recurring, unusual expenses, was $742,000 compared to $372,000 for the same period in 1994, an increase of $370,000 or 99.5%. The unusual expenses incurred in 1995 were the Arbitration Award of $356,000, expenses of $110,000 incurred in consolidating the herring production line operations of Lyon Food with the Company's existing production facilities, expenses of $83,000 incurred in establishing the Bank Credit Facilities and legal fees and expenses totaling $62,000 paid to Company counsel in connection with the Arbitration. Legal fees and expenses paid to Company counsel in connection with the Arbitration in 1994 were $100,000. All of these expenses were reflected as "selling, marketing and administrative expenses," with the exception of the Arbitration Award of $356,000, which was reflected as "interest and other expense, net."

     SEASONALITY; QUARTERLY RESULTS

     The following table sets forth net sales information for each of the Company's last 16 quarters. This unaudited net sales information has been prepared on the same basis as the annual information presented elsewhere in this Form 10-KSB and, in the opinion of management, reflects all adjustments (consisting of normal recurring entries) necessary for a fair presentation of the information presented. Net sales for any quarter are not necessarily indicative of sales for any future period.

                  NET SALES
       FIRST   SECOND    THIRD   FOURTH
YEAR  QUARTER  QUARTER  QUARTER  QUARTER
----  -------  -------  -------  -------
                (in thousands)
1993   $4,145   $2,749   $3,858   $6,019
1994    4,285    3,108    3,892    6,508
1995    4,454    4,011    4,580    8,365
1996    5,516    3,692    4,761    8,719

     The following table sets forth net income (loss) information for each of the Company's last 16 quarters. This unaudited net income information has been prepared on the same basis as the annual information presented elsewhere in this Form 10-KSB and, in the opinion of the management, reflects all adjustments (consisting of normal recurring entries) necessary for a fair presentation of the information presented. Net income (loss) for any quarter is not necessarily indicative of net income (loss) for any future period.


                NET INCOME (LOSS) (3)
          FIRST   SECOND    THIRD    FOURTH
YEAR     QUARTER  QUARTER  QUARTER   QUARTER
----     -------  -------  --------  -------
                   (in thousands)
1993...    $(91)   $(577)      $141     $626
1994...       10    (427)      (121)     810
1995(1)       63    (270)   (548)(2)     886
1996...       69    (100)         3      846

(1) The Company incurred, non-recurring unusual, expenses in 1995 which consisted of the Arbitration Award of $356,000, expenses of $110,000 incurred in consolidating the herring production line operations of Lyon Food with the Company's existing production facilities, expenses of $83,000 incurred in establishing the Bank Credit Facilities and legal fees and expenses totaling $62,000 paid to Company counsel in connection with the Arbitration.
(2)  The Arbitration Award of $356,000 was paid in the third quarter of 1995.
(3) Income taxes (benefit) are not presented in 1993, 1994 and 1995 due to the Company's utilization of net operating loss carryforwards to offset taxable income and due to the 100% valuation allowance applied against the deferred tax asset. In 1996, the Company recognized $316,000 of the prior year's deferred tax asset valuation allowance.

     The Company has in the past and expects in the future to experience significant fluctuation in quarterly operating results. As the tables indicate, historically the Company's net sales and net income have been the highest in the fourth quarter of each year. The Company's business is seasonal because its sales volume increases significantly during the Christmas holiday season and, to a lesser extent, during other holidays in the Fall and Spring and periods of colder weather in certain sections of the country. Certain of these holidays, including Passover, Easter, Yom Kippur and Rosh Hashanah, may fall in different quarters in different years and could cause the Company's quarterly operating results to fluctuate in the future. Significant variability in orders during any period may have an adverse impact on the Company's cash flow or work flow, and any significant decrease in orders could have a material adverse impact on the Company's results of operations and financial condition. The Company's new product strategy includes expanding into products such as salmon burgers and hommus that are less seasonal and appeal to a broader range of consumers.

LIQUIDITY AND CAPITAL RESOURCES
     The Company had working capital of $3,302,000 at December 31, 1995 as compared to working capital of $3,228,000 at December 31, 1996. The Company has historically satisfied its working capital requirements principally through cash flow from operations and bank borrowings. The Company has never paid any dividends on its Common Stock. The Company anticipates that all future earnings, if any, will be retained for use in the Company's business and it does not anticipate paying any cash dividends.

     Net cash provided by operating activities was $1,049,000 for the year ended December 31, 1996, compared to net cash provided by operating activities of $342,000 for the year ended December 31, 1995. The increase in net cash provided by operating activities in 1996 was primarily due to the increase in net income; working capital was relatively unchanged.

     Net cash used in investing activities was $458,000 for the year ended December 31, 1996, compared to $1,201,000 for the year ended December 31, 1995. The decrease in net cash used in investing activities was primarily due to the acquisition of the Lyon Product Line in 1995.

     Net cash used in financing activities was $548,000 for the year ended December 31, 1996, compared to net cash provided by financing activities of $507,000 for the year ended December 31, 1995. The difference was primarily due to lower net bank borrowings in 1996 and costs incurred prior to the Initial Public Offering which was completed subsequent to the year ended December 31, 1996.

     On March 20, 1995, the Company entered into a Loan and Security Agreement (the "BANK AGREEMENT") with NBD Bank ("NBD"). The Bank Agreement provides the Company with an asset-based revolving loan facility and a term loan facility (the "BANK CREDIT FACILITIES"). American National Bank and Trust Company of Chicago ("ANB") subsequently acquired all of NBD's right, title and interest in, to and under the Bank Credit Facilities. The borrowings under the Bank Credit Facilities are generally limited to eligible accounts, eligible inventory, equipment and real estate collateral as defined in the Bank Agreement. The revolving loan facility has a maximum borrowing limit of $5,250,000 while the term loan facility has a maximum borrowing limit of $1,500,000. The interest rate on borrowings under the Bank Credit Facilities was 5/8% over the prime rate established by ANB prior to the Initial Public Offering. Subsequently, the interest rate was reduced to the prime rate. All of the assets of the Company are pledged as collateral for borrowings under the Bank Credit Facilities. Pursuant to a letter dated January 10, 1997, ANB issued a commitment to extend the maturity date of the Bank Credit Facilities, including the subordinated participations in the term loan facility, from April, 1997 until April, 1998. In addition, the commitment from ANB included a modification of certain covenants contained in the Bank Agreement. As a result, the Company is currently, and as of December 31, 1996, was in compliance with the covenants contained in its Bank Agreement. The Company believes that its relationship with ANB is good and expects ANB to continue to modify certain covenants, if requested.

     As of March 15, 1997, the Company anticipates either purchasing or constructing an Improved Facility during the next 12 to 18 months. The Company intends to partially finance the Improved Facility with approximately $1,200,000 to $1,500,000 of the net proceeds of the Initial Public Offering. The Company currently anticipates obtaining the additional required funds, which are currently projected to be between $4,500,000 and $8,000,000, through the use of one or more financing options which may include, among others, conventional bank financing, industrial revenue bond financing, and, possibly, tax incentives for Federal Empowerment Zones and Enterprise Communities to the extent available.

     As of March 15, 1997, the Company anticipates, based on currently proposed plans and assumptions relating to its operations, that a portion of the net proceeds of the Initial Public Offering, together with projected cash flow from operations and existing capital resources, including its Bank Credit Facilities, will be sufficient to fund the Company's operations for at least the next 12 to 18 months.

INFLATION

     Inflation has historically not had a material effect on the Company's operations.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

     In March 1995, the FASB issued Statement Number 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" which requires the Company to review long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The assessment of the impairment is based upon the estimated undiscounted future cash flows from operating activities compared with the carrying value of the assets. If the undiscounted future cash flows of an asset are less than the carrying value, a write-down would be recorded measured by the amount of the difference between the carrying value of the asset and the fair value of the asset. The Statement is required for financial statements for fiscal years beginning after December 15, 1995. The Company adopted this Statement during 1996, and based upon management's estimates of future cash flows, no impairment losses are necessary.

     In December, 1995, the FASB issued Statement Number 123, "Accounting for Stock-Based Compensation." Statement Number 123 is effective for fiscal years beginning after December 15, 1995, and requires either the application of an option pricing model measurement for stock compensation, or, if a Company elects to continue to measure stock compensation based on the difference between the market price of the Company's common stock and the exercise price of the employer stock option, disclosure of what the effects of the application of option pricing model measurement would have been. The Company initially applied Statement Number 123 in fiscal 1996, and elected to disclose the effect that the application of option pricing model measurement would have had for options granted from January 1, 1995.

     In March, 1997, the FASB issued SFAS 128, "Earnings Per Share." The new standard simplifies the standards for computing earnings per share and requires presentation of two new amounts, basic and diluted earnings per share. The Company will be required to retroactively adopt this standard when it reports its operating results for the fiscal quarter and year ending December 31, 1997.

FORWARD-LOOKING STATEMENTS

     This annual report on Form 10-KSB, including "Business," "Properties," "Legal Proceedings" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" contains forward-looking statements within the meaning of the "safe-harbor" provisions of the Private Securities Litigation Reform Act of 1995. Such statements are based on management's current expectations and are subject to a number of factors and uncertainties which could cause actual results to differ materially from those described in the forward-looking statements. Such factors and uncertainties include, but are not limited to: (i) the impact of the level of the Company's indebtedness;
(ii) restrictive covenants contained in the Company's various debt documents;
(iii) general economic conditions and conditions in the retail environment;
(iv) the Company's dependence on a few large customers; (v) price fluctuations in the raw materials used by the Company, particularly herring and salmon; (vi) competitive conditions in the Company's markets; (vii) the seasonal nature of the Company's business; (viii) the Company's ability to execute its acquisition strategy; (ix) fluctuations in the stock market; (x) the extent to which the Company is able to retain and attract key personnel; (xi) relationships with retailers; (xii) relationships with key vendors; and (xiii) the impact of federal, state and local environmental requirements (including the impact of current or future environmental claims against the Company). As a result, the Company's operating results may fluctuate, especially when measured on a quarterly basis.

     The Company's business strategy contemplates that the Company will pursue potential acquisitions. The Company currently has no agreements or understandings with respect to any acquisitions and there can be no assurance that the Company will be successful in pursuing other potential acquisitions. However, the costs associated with this strategy, means of financing any potential acquisitions, and consummation and integration of any potential acquisitions could significantly impact the Company's financial and operating performance.

ITEM 7.  FINANCIAL STATEMENTS

     Listed below are the financial statements and supplementary data included in this part of the Annual Report on Form 10-KSB:


(a)  Financial Statements                              Page No.
     --------------------                              --------
     Reports of Independent                              F-2
     Certified Public Accountant
     Balance Sheets at December 31, 1995                 F-5
     and at December 31, 1996
     Statements of Income for the years ended            F-3
     December 31, 1995 and 1996
     Statements of Shareholders' Equity (Deficit) for    F-6
     the years ended December 31, 1995 and 1996
     Statements of Cash Flow for the years ended         F-7
     December 31, 1995 and 1996
     Notes to Financial Statements                       F-9


   ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
             FINANCIAL DISCLOSURE

            None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF EXCHANGE ACT.

     The directors, nominees, and executive officers of the Company, and their ages as of March 20, 1997, are as follows:


NAME                                          AGE  POSITION WITH THE COMPANY
----                                          ---  -------------------------
Stephen D. Rubin...........................   57   President and Director
Clark L. Feldman............................  62   Executive Vice
                                                   President, Secretary and
                                                   Director
Jay H. Dembsky............................    36   Vice President, Chief
                                                   Financial Officer and
                                                   Treasurer
Sam Gorenstein(2)........................     49   Director
Jeffrey Rubenstein(1)....................     55   Director
Neal Jansen(1)..............................  59   Director
Michael Horn(2).............................  60   Director

(1)  Member of the Audit Committee
(2)  Member of the Compensation Committee

     MR. RUBIN has served as a director and President of the Company since 1982. Mr. Rubin is responsible for the overall operations of the Company with an emphasis on production, finance and quality control. Previously, Mr. Rubin was the owner and chief operating officer of several other companies which included food, manufacturing and industrial companies. Mr. Rubin received a B.B.A. from the University of Wisconsin and a J.D. from the University of Wisconsin Law School.

     MR. FELDMAN has served as a director and Executive Vice President and Secretary of the Company since the Company was acquired in 1982. Mr. Feldman has an extensive background in strategic financial planning and marketing and is responsible for all sales personnel, including brokers. Mr. Feldman received a B.S. from Indiana University.

     MR. DEMBSKY became Vice President, Chief Financial Officer and Treasurer of the Company in October, 1996 and is responsible for all financial matters for the Company. From 1988 until joining the Company in 1996, Mr. Dembsky held a number of positions with Duff & Phelps, LLC, a corporation valuation advisory and investment banking firm. Mr. Dembsky served as a Vice President of Duff & Phelps, LLC, from 1992 to 1996. Mr. Dembsky has a 12-year background in corporate finance, accounting, and strategic and financial planning and received his CPA certification in 1984 and CFA certification in 1991. Mr. Dembsky received a M.M. from the J.L. Kellogg Graduate School of Management at Northwestern and a B.S. from the Wharton School of the University of Pennsylvania.

     MR. GORENSTEIN has served as a director of the Company since February, 1990. For the past 20 years, Mr. Gorenstein has served as Secretary of Three G Care Management, Inc., a nursing home management company. Mr. Gorenstein is also a major shareholder of Three G Care Management, Inc. Mr. Gorenstein attended the University of Manitoba in Winnipeg, Canada.

     MR. RUBENSTEIN has served as a director of the Company since November, 1984. For the past five years Mr. Rubenstein has been a principal in the law firm of Much Shelist Freed Denenberg Ament Bell & Rubenstein, P.C. Mr. Rubenstein is also currently a director of Miller Building Systems, Inc. and Selfix, Inc. Mr. Rubenstein received an A.B. and a J.D. from the University of Michigan and an L.L.M in taxation from John Marshall Law School.

     MR. JANSEN has served as a director of the Company since April, 1983. Mr. Jansen is currently a self-employed consultant in the food industry. From 1986 to 1996, he served as President and CEO of Pies, Inc. and was a major shareholder until it was sold to Flowers Industries in 1991. Prior to 1986 he was President of Gordon Fleming and Associates, a food brokerage company in Minnesota, and a Senior Vice President of Red Owl Stores, Inc., a large Midwestern supermarket chain. Mr. Jansen received a B.A. from St. Norbert College and an M.B.A. from Michigan State University.

     MR. HORN has served as a director of the Company since April, 1983. For the past six years, Mr. Horn, as the largest shareholder of Save More Foods Supermarkets and a significant shareholder of Performance Foods of Wisconsin, Inc., has acted in a management advisory role to both companies. Prior to that Mr. Horn was president of the Green Bay Division of Super Valu Stores, Inc., a national grocery food wholesaler and distributor. Mr. Horn is also a Vice President and a director on the Executive Committee of the Green Bay Packer Hall of Fame. Mr. Horn has a B.A. degree in business from the University of Minnesota at Duluth.

     The Company's Bylaws provide that the authorized number of directors of the company must be no less than six (6) and no more than ten (10). The number of authorized directors, which is currently six, may be set from time to time within this range by either the Board of Directors or the affirmative vote of a majority of the Company's shareholders. Directors are elected annually to serve until the next annual meeting of shareholders and until their successors are elected and qualified. Executive officers are elected annually by the Board of Directors and serve at the Board's discretion, subject to any written employment agreements with the Company.

BOARD COMMITTEES

     The Compensation Committee consists of Messrs Gorenstein and Horn. The Compensation Committee establishes salaries, incentives and other forms of compensation for officers and other employees, administers incentive compensation and benefit plans, including the Company's 1996 Stock Option Plans and the Stock Purchase Plan and recommends policies relating to such plans.

     The Audit Committee consists of Messrs. Rubenstein and Jansen. The Audit Committee, which meets periodically with management and independent auditors, reviews the results and scope of audits and other services provided by the Company's independent auditors. The Audit Committee also evaluates the need for internal auditing procedures and the adequacy of internal controls.

COMPENSATION OF DIRECTORS

     STANDARD COMPENSATION

     Directors who are not employees of the Company or its subsidiaries receive $1,000 for each meeting of the Board of Directors or committee meeting that they attend, plus reimbursement of any expenses that they incur with respect to attendance at such meetings. In addition, non-employee directors are eligible to participate in the 1996 Stock Option Plan for Non-Employee Directors. Directors who are employees of the Company serve as directors without compensation.
     1996 STOCK OPTION PLAN FOR NON-EMPLOYEE DIRECTORS
     The Company's 1996 Stock Option Plan for Non-Employee Directors (the "DIRECTOR PLAN") was adopted by the Board of Directors in September, 1996 and was approved by the shareholders in September, 1996. A total of 75,000 shares of Common Stock have been authorized for issuance under the Director Plan.
Each non-employee director of the Company, was granted an option to purchase 2,000 shares of Common Stock on the closing date of the Initial Public Offering. Each non-employee director who becomes a director after the initial public offering will be automatically granted, as of the first business day following the non-employee director's election or appointment, a non-qualified option to purchase 2,000 shares of Common Stock. Each non-employee director will automatically receive on the first business day of each fiscal year, beginning with the 1998 fiscal year, an additional non-qualified option to purchase 2,000 shares of Common Stock. In the event of a change in capitalization of the Company, through merger, consolidation, sale of all or substantially all of the assets of the Company, reorganization, recapitalization, reclassification, dividend, stock split, reverse stock split, spin-off, split-off or other distribution with respect to such shares of Common Stock, or other securities, an appropriate and proportionate adjustment will be made in (i) the maximum number and kind of shares reserved for issuance under the Director Plan, (ii) the number and kind of shares or other securities subject to then outstanding options under the Director Plan, and (iii) the price of each share subject to any then outstanding options under the Director Plan. The exercise price of all options granted under the Director Plan will be equal to the fair market value of the Common Stock on the date of grant. No option grant under the Director Plan may be exercised before the expiration of the fiscal year for which it was granted, provided that any option granted under the Plan shall become immediately exercisable upon the retirement of the Director because of age, death or disability. All such options will expire ten years from the date of grant unless terminated sooner pursuant to the provisions of the Director Plan. The Board may amend the Director Plan at any time, subject to certain limitations included in the Director Plan. The Director Plan will terminate in September, 2006.

ITEM 10.  EXECUTIVE COMPENSATION

     The following table shows certain information concerning the compensation of the Chief Executive Officer and each other executive officer of the Company where aggregate compensation for services in all capacities rendered during the year ended December 31, 1996 exceeded $100,000 (collectively the "NAMED EXECUTIVE OFFICERS.").


                           SUMMARY COMPENSATION TABLE


                                          ANNUAL COMPENSATION
                                  -----------------------------------
                                                       OTHER ANNUAL
NAME AND PRINCIPAL POSITION  YEAR   SALARY    BONUS   COMPENSATION(1)
---------------------------------------------------------------------
Stephen D. Rubin             1996  $212,934  $15,000          $29,447
President, Treasurer and     1995  $207,001  $15,000          $24,154
Director                     1994  $207,785     0             $23,518
Clark L. Feldman             1996  $226,523  $15,000         -
Executive Vice President,    1995  $218,068  $15,000         -
Secretary and Director       1994  $219,473     0            -


(1) This column reflects perquisite compensation which exceeds the lesser of $50,000 or 10% of the Named Executive Officer's total salary and bonus. For fiscal years ended December 31, 1996, 1995, and 1994, respectively, Mr. Rubin's perquisites included $11,542, $8,505 and $11,042 for lease payments for a car which were paid by the Company. For the fiscal year ended December 31, 1996 and 1995, respectively, Mr. Rubin's perquisites included $10,922 for payments for club dues and $7,644 for health insurance payments for Mr. Rubin's family members which were paid by the Company.

     Compensation Committee Interlocks and Insider Participation

     During the year ended December 31, 1996, the Company's Board of Directors established the levels of compensation for certain of the Company's executive officers prior to the formation of the Compensation Committee. The current members of the Company's Compensation Committee are Messrs. Gorenstein and Horn. During 1996, neither of these individuals served as an officer or employee of the Company.

     EMPLOYMENT AGREEMENTS

     In September, 1996, the Company entered into a three-year employment agreement with both Mr. Stephen D. Rubin and Mr. Clark L. Feldman (the "EMPLOYMENT AGREEMENTS"). The terms of the Employment Agreements are identical except for the capacity in which Mr. Rubin and Mr. Feldman are employed. Under the Employment Agreements, the Company agrees to employ Mr. Rubin as its President and Mr. Feldman as its Executive Vice President, each at a salary of $215,000 per year (adjusted for cost of living increases) plus certain additional perquisites, not to exceed $30,000 per year, including, among other things, a car payment allowance, reimbursement of country club or health club membership dues and expenses, the right to designate a charitable contribution to be paid by the Company and a non-accountable business expense allowance.
The Employment Agreements also provide that Mr. Rubin and Mr. Feldman may receive an annual bonus based on Company and individual performance as determined by the Board of Directors and the Compensation Committee and a special bonus for any consulting work developed by Mr. Rubin or Mr. Feldman as determined by the Board of Directors. The Employment Agreements provide for termination of Mr. Rubin or Mr. Feldman (i) for "cause" as defined in the Employment Agreements, (ii) upon Mr. Rubin's or Mr. Feldman's death or "total disability," as defined in the Employment Agreements, or (iii) if Mr. Rubin or Mr. Feldman terminates his employment because of a breach of the Employment Agreements by the Company. The Employment Agreements contain provisions that restrict Mr. Rubin's and Mr. Feldman's ability to compete with the Company or solicit its employees or customers for a specified period following the termination of their employment.

     The Company and Mr. Jay H. Dembsky, in connection with his employment as the Company's Chief Financial Officer, entered into a two-year employment agreement containing provisions which are substantially similar to the provisions of the Employment Agreements of Mr. Rubin and Mr. Feldman except that Mr. Dembsky will receive: (i) a salary of $110,000 per year with a guaranteed bonus of $20,000 in 1997 but no additional perquisites; (ii) options to purchase 80,000 shares of Common Stock at the initial public offering price per share less the underwriting discount and pro rata portion of the non-accountable expense allowance per share which will vest in 20% increments over a 5-year period; and (iii) a payment in an amount equal to twice his salary and bonus for the previous fiscal year in the event of change in control of the Company.

     1996 EMPLOYEE STOCK OPTION PLAN

     The Company's 1996 Employee Stock Option Plan (the "STOCK OPTION PLAN") was adopted by the Board of Directors in September, 1996 and was approved by the shareholders in September, 1996. The purpose of the Stock Option Plan is to attract and retain qualified personnel, to provide additional incentives to employees of the Company and to promote the success of the Company's business. A total of 325,000 shares of Common Stock have been authorized for issuance under the Stock Option Plan. The Stock Option Plan provides for the granting to employees, including directors who are employees, of incentive stock options and nonstatutory stock options. As of December 31, 1996, the Company had granted options under the Stock Option Plan to purchase 80,000 shares of Common Stock at fair market value. Subsequently, the Company granted options to several employees to purchase 90,500 shares of Common Stock at fair market value. All options granted vest in 20% increments over a 5-year period.

     The Stock Option Plan is administered by the Board of Directors, unless the Board of Directors delegates administration to a committee of disinterested directors. No vesting schedule is required under the Stock Option Plan, provided that each option shall vest and become exercisable at the rate of not less than 20% per year over five years from the date such option is granted. The maximum term of a stock option under the Stock Option Plan is ten years, but if the optionee at the time of grant holds more than 10% of the voting power of the Company's outstanding capital stock, then the maximum term of an incentive stock option is five years. The exercise price of incentive stock options granted under the Stock Option Plan must be at least equal to 100% (or 110% with respect to holders of more than 10% of the voting power of the Company's outstanding capital stock) of the fair market value of the Common Stock subject to the option on the date of grant. The exercise price of non-qualified stock options granted under the Stock Option Plan is determined by the Board of Directors but must not be less than 85% of the fair market value of the Common Stock subject to the option on the date of grant. Options granted under the Stock Option Plan are generally non-transferable. The exercise price may be paid in cash, check, promissory note or any other form of consideration if authorized by the Board of Directors in connection with the grant of an option.

     Options generally terminate thirty days after termination of the optionee's employment unless such termination is caused by the permanent disability or death of the optionee. The Stock Option Plan may be amended at any time by the Board of Directors, although certain amendments would require stockholder approval. The Stock Option Plan will terminate in September, 2006, unless earlier terminated by the Board of Directors.

     1996 EMPLOYEE STOCK PURCHASE PLAN

     The Company's 1996 Employee Stock Purchase Plan (the "STOCK PURCHASE PLAN") was adopted by the board of directors in September, 1996 and was approved by the shareholders in September, 1996. A total of 150,000 shares of Common Stock have been authorized for issuance under the Stock Purchase Plan. No shares have been issued under the Stock Purchase Plan. The Stock Purchase Plan, which is intended to qualify under Section 423 of the Internal Revenue Code of 1986, as amended (the "CODE"), will be administered by the Board of Directors of the Company or by a committee appointed by the Board of Directors. Under the Stock Purchase Plan, the Company will withhold a specified percentage (not to exceed 15%) of each salary payment to participating employees over certain offering periods. Any employee who is currently employed for at least 20 hours per week and for at least five consecutive months in a calendar year, either by the Company or by a majority-owned subsidiary of the Company, will be eligible to participate in the Stock Purchase Plan. Unless the Board of Directors or its committee determines otherwise, each offering period will run for 24 months and will be divided into four consecutive purchase periods of approximately six months. The first offering period and the first purchase period will commence on the date determined by the Board of Directors or the committee. New 24-month offering periods will commence every six months thereafter. In the event of a change in control of the Company, including a merger or sale of substantially all of the Company's assets, each option under the Stock Purchase Plan may be assumed by any successor corporation, or the offering periods then in progress may be shortened and all options automatically exercised. The price at which Common Stock will be purchased under the Stock Purchase Plan is equal to 85% of the fair market value of the Common Stock on the first trading day of the applicable offering period or the last day of the applicable purchase period, whichever is lower. Employees may end their participation in the offering at any time during the offering period, and participation ends automatically on termination of employment with the Company. The maximum number of shares that a participant may purchase on the last day of any offering period is determined by dividing the payroll deductions accumulated during the offering period by the purchase price. However, no person may purchase shares under the Stock Purchase Plan to the extent such person would own 5% or more of the total combined value or voting power of all classes of the capital stock of the Company or of any of its subsidiaries, or to the extent that such person's rights to purchase stock under all employee stock purchase plans would accrue at a rate that exceeds $25,000 worth of stock for any calendar year. The Stock Purchase Plan will terminate in September, 2006.

LIMITATIONS ON DIRECTORS' AND OFFICERS' LIABILITY AND INDEMNIFICATION

     The Company's Articles of Incorporation limit the personal liability of directors to the fullest extent permitted by Nevada law. Nevada law provides that directors or officers of a corporation will not be personally liable for damages for breach of their fiduciary duties as directors or officers, except liability for (i) acts or omissions which involve intentional misconduct, fraud or a knowing violation of law or (ii) unlawful payments of dividends. Such limitation of liability does not apply to liabilities arising under the federal securities laws and does not affect the availability of equitable remedies such as injunctive relief or rescission. In addition, the Company's Articles of Incorporation provide that the Company shall to the fullest extent permitted by Nevada law, indemnify any and all persons whom it shall have the power to indemnify under Nevada law from and against any and all expenses, liabilities or other matters referred to or covered by Nevada law. This indemnification is in addition to any other rights of indemnification to which such persons may be entitled under the Company's by-laws, any agreement or vote of shareholders or disinterested directors.

     The Company's By-laws provide that the Company shall indemnify its directors, and officers, employees and other agents for certain expenses (including attorneys' fees), judgments, fines, and settlement amounts incurred by any such person in connection with any action or proceeding, including any action by or in the right of the Company, arising out of such person's services as a director, officer, employee or agent of the Company or any other company or enterprise to which such person provides services at the request of the Company if such person acted in good faith and in a manner such person reasonably believed to be in or not opposed to the best interests of the Company. The Company's By-laws also permit it to secure insurance on behalf of any director, officer, employee or other agent for any liability arising out of his or her actions in such capacity, regardless of whether the By-laws would permit indemnification.

     At present there is no pending litigation or proceeding involving a director or officer of the Company in which indemnification is required or permitted, and the Company is not aware of any threatened litigation or proceeding that may result in a claim for such indemnification. The Company believes that the indemnification provisions in its Article of Incorporation and By-laws are necessary to attract and retain qualified persons as directors and officers. The Company does not have any separate indemnification agreements with its directors or officers.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information with respect to the beneficial ownership of the Company's Common Stock as of March 20, 1997, and as adjusted to reflect the sale of the shares of Common Stock offered hereby, (i) each person or entity who is known by the Company to own beneficially more than 5% of the Company's Common Stock, (ii) each executive officer of the Company,
(iii) each director of the Company and nominee for director, and (iv) all directors, nominees and executive officers of the Company as a group.


                              SHARES BENEFICIALLY OWNED     SHARES BENEFICIALLY OWNED
                                  PRIOR TO OFFERING               AFTER OFFERING
NAME OF BENEFICIAL OWNER(1)    NUMBER(2)       PERCENT       NUMBER(2)       PERCENT
---------------------------  -------------  -------------  -------------  -------------
Stephen D. Rubin...........      1,245,202          42.2%      1,245,202          33.7%
Clark L. Feldman...........        622,303           21.1        622,303           16.8
Sam Gorenstein(3)..........        501,707           17.0        501,707           13.6
J.B.F. Enterprises(4)......        477,783           16.2        477,783           12.9
James Rubin(5).............        282,870            9.6        282,870            7.6
Jeffrey C. Rubenstein(6)...         96,239            3.3         96,239            2.6
Michael Horn(7)............             --              *             --              *
Neal Jansen(8).............             --              *             --              *
All directors, nominees
and executive officers as
a group (7 persons)(9).....      2,465,451          83.6%      2,465,451          66.6%

*    Less than 1% of the outstanding shares of Common Stock

(1) The address of each of the executive officers and directors, unless noted otherwise in the footnotes, is c/o Vita Food Products, Inc., 2222 West Lake Street, Chicago, Illinois 60612.

(2) Includes, when applicable, shares owned of record by such person's minor children and spouse and by other related individuals and entities over whose shares of Common Stock such person has custody, voting control, or power of disposition.

(3) Includes 477,783 shares of Common Stock held by J.B.F. Enterprises, an Illinois general partnership ("J.B.F."), which are also listed as being beneficially owned by J.B.F. Mr. Sam Gorenstein and his brother, David Gorenstein, are general partners of J.B.F. The address of Mr. Sam Gorenstein is 6770 North Lincoln Avenue, Suite 200, Lincolnwood, Illinois 60046.

(4) Mr. Sam Gorenstein, a director of the Company, and Mr. David Gorenstein, the brother of Mr. Sam Gorenstein, are partners of J.B.F. The address of J.B.F. is 6770 North Lincoln Avenue, Suite 200, Lincolnwood, Illinois 60046. These shares are also included in the number of shares beneficially owned by Mr. Sam Gorenstein.

(5) James Rubin is the brother of Stephen D. Rubin. The address of James Rubin is 719 Sycamore Lane, Glencoe, Illinois 60022.

(6) Mr. Rubenstein's address is 200 North LaSalle Street, Suite 2100, Chicago, Illinois 60601.

(7)  Mr. Horn's address is 835 Potts Avenue, Green Bay, Wisconsin 54303.

(8)  Mr. Jansen's address is 6216 St. Albans Circle, Edina, Minnesota 55439.

(9) Includes 477,783 shares of Common Stock beneficially owned by J.B.F. which are also deemed to be beneficially owned by Mr. Sam Gorenstein.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Pursuant to the initial purchase of the Company from Dean Foods in 1982, the Company borrowed money at an interest rate of 10% per annum from certain officers, directors and Company shareholders, evidenced by ten year unsecured promissory notes entered into in March, 1982 (the "ORIGINAL NOTES") in the following original principal amounts: (i) Stephen D. Rubin - $98,591; (ii) Clark L. Feldman - $49,483; (iii) Sam Gorenstein - $20,894; (iv) David Gorenstein - $20,894; (v) James Rubin - $24,741; (vi) Edward Levine - $9,897; and (vii) Sachnoff Weaver & Rubenstein, Ltd. - $11,842. The principal amounts of all Original Notes remain outstanding except for the Original Note to Sachnoff Weaver & Rubenstein, Ltd. which has been repaid. The scheduled maturity of the Original Notes was extended for five years to February, 1997 by a resolution of the Board of Directors in February, 1992 and was extended an additional three years to February, 2000 by a resolution of the Board of Directors in September, 1996. The Company borrowed additional amounts at an interest rate of 8% per annum, evidenced by promissory notes dated February 1, 1993 (the "1993 NOTES") in the following original principal amounts: (i) Stephen D. Rubin - $52,500; (ii) Clark L. Feldman - $26,250; (iii) Sam Gorenstein - $11,037; (iv) David Gorenstein - $11,037; (v) Edward Levine - $5,225; and (vi) Jeffrey C. Rubenstein - $3,750; (vii) Arnold Pagniucci - $460; and (viii) Philip Wong - $200. The principal amounts of the 1993 Notes remain outstanding except the 1993 Notes to Mr. Pagniucci and Mr. Wong which have been repaid and the 1993 Note to Mr. Feldman which was partially repaid and has a remaining balance of $7,105. The scheduled maturity of the 1993 Notes is December 31, 1998. Interest on the Original Notes and the 1993 Notes is currently being paid by the Company. The Bank Agreement required those officers, directors and shareholders owning the 1993 Notes (the "1993 NOTEHOLDERS") to enter into Subordination Agreements dated March 20, 1995 (the "SUBORDINATION AGREEMENTS") subordinating the 1993 Notes to any amounts which the Company owes to ANB under the Bank Agreement. The Subordination Agreements allow the Company to pay the 1993 Noteholders currently accruing interest as long as the Company is not in default under the Bank Agreement. The 1993 Noteholders also have a security interest in Company property, pursuant to a Security Agreement dated March 20, 1995 provided, however, that the security interest of the 1993 Noteholders is subordinated to the security interest of ANB.

     Certain shareholders, officers and directors also participated in the loan from ANB to the Company pursuant to the Bank Agreement. Each participant is entitled to the same rate of interest to which ANB is entitled. Subordinated Participation Agreements dated July 10, 1995 (the "PARTICIPATION AGREEMENTS") were entered into by with these officers, directors and shareholders in the following amounts: (i) Stephen D. Rubin - $125,430; (ii) Clark L. Feldman - $62,700; (iii) Jeffrey Rubenstein - $15,000; (iv) Edward Levine - $12,539; and
(v) James Rubin - $31,356. The Participation Agreements document each participant's purchase of a subordinated participation in the loan in those amounts. The interest payments due each participant are subordinate to the rights of ANB, and upon default or certain other events, the participants will receive their payment of principal after all payments have first been made to ANB. Upon 30 days' written notice, ANB may repurchase any or all of these loan participant's outstanding principal balance in the ANB loan for a purchase price equal to the outstanding principle balance plus accrued interest less expenses. The participants are currently being paid interest pursuant to the Participation Agreements by ANB. In addition, the Company has determined that each participant is entitled to an additional interest payment of 6% per annum on the amounts subject to the Participation Agreements. The Company is not currently paying this interest but is reflecting it as accrued interest. The Participation Agreements terminate on the maturity date of the Bank Agreement.

     On February 26, 1990, David Gorenstein, Sam Gorenstein, Sid Gorenstein and J.B.F. Enterprises (the "GORENSTEINS") entered into a Settlement Agreement and General Release (the "SETTLEMENT AGREEMENT") with the Company, Stephen Rubin, Clark Feldman, Jeffrey Rubenstein, Neal Jansen, Michael Horn and V-F Acquisition, Inc. ("V-F ACQUISITION"). The Settlement Agreement released various complaints and actions brought by the Gorensteins against the Company and the other named parties and other claims that the Gorensteins and the Company may have against one another through the date of the settlement. The Settlement Agreement also required that Mr. Rubin, Mr. Feldman and V-F Acquisition enter into a voting agreement with Sam Gorenstein and J.B.F. Enterprises (the "VOTING AGREEMENT") that required each party to vote their shares of Common Stock for the election of Sam Gorenstein, Stephen D. Rubin and Clark L. Feldman as directors of the Company. The Voting Agreement terminated on January 16, 1997. The Settlement Agreement also contains limits on the maximum compensation including bonuses and amounts paid to family members that can be paid to Mr. Rubin and Mr. Feldman. The maximum compensation allowable for the fiscal year ending August 31, 1990 was $215,000 and increases each year by an amount tied to the Consumer Price Index or five percent, whichever is greater. In 1996, the maximum compensation limit was approximately $288,000. If salaries are paid in excess of that amount, then pro-rata dividends must be paid to the shareholders of the Company. In addition, Consulting Agreements, required by the Settlement Agreement, provided for payments of consulting fees to Sam and David Gorenstein in the annual amount of $12,500 through February, 1995, with fees paid quarterly. The Settlement Agreement also provides that the Company will not attempt to force the Gorensteins to relinquish ownership through any type of "freeze out" transaction, except under defined circumstances.

     On September 20, 1996, the Company, Stephen Rubin, Clark Feldman, the Gorensteins and certain other parties entered into an agreement (the "GORENSTEIN AGREEMENT") pursuant to which, among other things, Mr. Rubin, Mr. Feldman, Mr. Rubenstein and Mr. James Rubin agree to vote their shares of Common Stock for the election of Sam Gorenstein as a director of the Company for a period of three years from the date of the initial public offering. The Gorenstein Agreement also provides that the Company will grant certain "piggyback" registration rights to the Gorensteins effective on the date of the closing of the initial public offering. In addition, the Gorenstein Agreement provides that the Settlement Agreement was terminated on the date of the closing of the Initial Public Offering.

     It is the policy of the Company that all future transactions, including loans, between the Company and its executive officers, employees, directors, principal shareholders and affiliates will be approved by a majority of the Board of Directors, including a majority of the independent and disinterested outside directors on the Board of Directors, and will be on terms no less favorable to the Company than could be obtained from unaffiliated third parties.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

     Listed below are the exhibits included in this part of the Annual Report on Form 10-KSB:

(A) REPORTS FILED ON FORM 8-K

     None
p





(B) EXHIBITS (NUMBERED IN ACCORDANCE WITH ITEM 601 OF REGULATION S-B)

                                 EXHIBIT INDEX


          EXHIBIT
          NUMBER                            EXHIBIT TITLE
          -------  --------------------------------------------------

          3.1      Articles of Incorporation of the Company (Ex. 3.1)

          3.2      By-laws of the Company (Ex. 3.2)

          4.1      Form of Common Stock Certificate (Ex. 4.1)

          4.2      Form of Representatives' Warrant Agreement between  the Company and
                   National Securities Corporation and Access Financial Group, Inc., as
                   representative of the several Underwriters (the "Representatives"), including Form of Representatives' Warrant (Ex. 4.2)

          4.3      Form of Warrant Agreement between the Company and American Stock
                   Transfer & Trust Company and the Representative, including form of
                   Warrant Certificate (Ex. 4.3)

         10.1      Loan and Security Agreement dated as of March 20, 1995 by and between the Company and NBD Bank, as amended (Ex. 10.3)

         10.2      Form of 1996 Employee Stock Option Plan (Ex. 10.4)

         10.3      Form of 1996 Stock Option Plan for Non-Employee Directors (Ex. 10.5)

         10.4      Form of Employment Agreement between the Company and Stephen D. Rubin
                   (Ex. 10.7)

         10.5      Form of Employment Agreement between the Company and Clark L. Feldman
                   (Ex. 10.8)

         10.6      Long Term Supply/Purchase Agreement dated as of September 1, 1992 by and between the Company and Barry's Limited (Ex. 10.9)

         10.7      Exclusive Distributorship Agreement dated as of December 1, 1994 by and between the Company and Brookside Products, Ltd. (Ex. 10.10)

         10.8      Subordinated Participation Agreement dated as of July 10, 1995 by and between NBD Bank and Stephen D. Rubin (Ex. 10.13)

         10.9      Subordinated Participation Agreement dated as of July 10, 1995 by and between NBD Bank and Clark L. Feldman (Ex. 10.14)

         10.10     Subordinated Participation Agreement dated as of July 10, 1995 by and between NBD Bank and Jeffrey Rubenstein (Ex. 10.15)

         10.11     Subordinated Participation Agreement dated as of July 10, 1995 by and between NBD Bank and Edward Levine (Ex. 10.16)



10.12 Subordinated Participation Agreement dated as of July 10, 1995 by and between NBD Bank and James M. Rubin (Ex. 10.17)

10.13 Subordination Agreement and Assignment dated as of March 20, 1995 by and between the Company and Stephen D. Rubin and delivered to NBD Bank. (Ex. 10.18)

10.14 Subordination Agreement and Assignment dated as of March 20, 1995 by and between the Company and Clark L. Feldman and delivered to NBD Bank. (Ex. 10.19)

10.15 Subordination Agreement and Assignment dated as of March 20, 1995 by and between the Company and Jeffrey Rubenstein and delivered to NBD Bank.\ (Ex. 10.20)

10.16 Subordination Agreement and Assignment dated as of March 20, 1995 by and between the Company and Sam Gorenstein and delivered to NBD Bank
      (Ex. 10.21)

10.17 Subordination Agreement and Assignment dated as of March 20, 1995 by and between the Company and David Gorenstein and delivered to NBD Bank\
      (Ex. 10.22)

10.18 Subordination Agreement and Assignment dated as of March 20, 1995 by and between the Company and Edward Levine and delivered to NBD Bank
      (Ex. 10.23)

10.19 Requirements Manufacturing and Co-Packing Agreement dated as of August 30, 1996 by and between the Company and Cedar's Mediterranean Foods, Inc.(Ex. 10.24)

10.20 Gorenstein Agreement dated September 20, 1996 by and among the Company, Stephen D. Rubin, Clark L. Feldman, Sam Gorenstein, David Gorenstein and J.B.F. Enterprises (Ex. 10.26)

10.21 Commitment Letter from American National Bank and Trust Company of Chicago agreeing to extend the maturity date of the Company's Bank Credit Facilities until April 30, 1998 (Ex. 10.27)

*27.1 Financial Data Schedule.
______________________________
 * Filed herewith, exhibits not marked with an asterisk were filed as part of the Form SB-2 Registration Statement, as amended (File No. 333-5738) , filed with the Securities and Exchange Commission on September 23, 1996. Form SB-2 Exhibit Number is included in parenthesis following the title of the Exhibit.

 * Filed herewith, exhibits not marked with an asterisk are incorporated by reference.
 X Indicates an employee benefit plan, management contract or compensatory plan or arrangement in which a named executive officer participates.

                                                                            Page

     Report of Independent Certified Public Accountants                     F-2

     Balance Sheets at December 31, 1995 and at December 31, 1996           F-3

     Statements of Income for the Years Ended December 31, 1995
     and 1996                                                               F-5

     Statements of Shareholders' Equity (Deficit) for the Years Ended
     December 31, 1995 and 1996                                             F-6

     Statements of Cash Flows for the Years Ended December 31, 1995
     and 1996                                                               F-7

     Notes to Financial Statements                                          F-9














                                                                             F-1
#40996- v. 4

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors
Vita Food Products, Inc.

We have audited the accompanying balance sheets of Vita Food Products, Inc. as of December 31, 1995 and 1996, and the related statements of income, shareholders' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Vita Food Products, Inc. at December 31, 1995 and 1996, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.


                                                                BDO Seidman, LLP

Chicago, Illinois
March 7, 1997


                                                                             F-2
#40996- v. 4

                                                        December 31,       DECEMBER 31,
                                                                1995               1996
                                                        ------------       ------------
ASSETS (Note 3)
CURRENT ASSETS
Cash                                                 $        45,294    $        88,221
Accounts receivable - trade, net of allowance for
doubtful accounts of $190,000 in 1995 and 1996             3,798,647          3,212,157
Inventories
Raw materials and supplies                                 3,166,514          3,167,911
Work in process                                              150,194            168,604
Finished goods                                             1,158,146          1,473,172
Prepaid expenses and other current assets                    128,963            152,845
Deferred income taxes (Note 4)                                    --            300,000
---------------------------------------------------------------------------------------
TOTAL CURRENT ASSETS                                       8,447,758          8,562,910
---------------------------------------------------------------------------------------
PROPERTY, PLANT AND EQUIPMENT
Building and improvements                                  1,354,941          1,379,056
Machinery and office equipment                             3,552,463          3,984,517
---------------------------------------------------------------------------------------
                                                           4,907,404          5,363,573
Less accumulated depreciation and amortization             3,045,221          3,337,129
---------------------------------------------------------------------------------------
                                                           1,862,183          2,026,444
Land                                                          35,000             35,000
---------------------------------------------------------------------------------------
NET PROPERTY, PLANT AND EQUIPMENT                          1,897,183          2,061,444
---------------------------------------------------------------------------------------
OTHER ASSETS (including deferred public offering
costs of $613,028 in 1996) (Note 10)                          70,054            715,677
---------------------------------------------------------------------------------------
                                                     $    10,414,995    $    11,340,031
=======================================================================================


                                                                             F-3
#40996- v. 4

                                                              December 31,       DECEMBER 31,
                                                                      1995               1996
                                                              ------------       ------------
LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Current maturities of long-term obligations (Note 3)       $       127,920    $       307,403
Accounts payable                                                 3,936,859          3,455,681
Accrued expenses (Notes 2 and 6)                                 1,081,331          1,322,171
Income taxes payable                                                    --            249,482
---------------------------------------------------------------------------------------------
TOTAL CURRENT LIABILITIES                                        5,146,110          5,334,737
---------------------------------------------------------------------------------------------
LONG-TERM OBLIGATIONS, less current maturities (Note 3)          5,500,704          5,419,159
---------------------------------------------------------------------------------------------
COMMITMENTS AND CONTINGENCIES (Notes 6 and 7)
SHAREHOLDERS' EQUITY (DEFICIT) (Notes 9 and 10)
Preferred Stock, $.01 par value, authorized 1,000,000
shares; none issued                                                     --                 --
Common stock, $.01 par value; authorized 10,000,000
shares; issued and outstanding 2,950,000 shares                     29,500             29,500
Additional paid-in capital                                         196,000            196,000
Retained earnings (deficit)                                       (457,319)           360,635
---------------------------------------------------------------------------------------------
TOTAL SHAREHOLDERS' EQUITY (DEFICIT)                              (231,819)           586,135
---------------------------------------------------------------------------------------------
                                                           $    10,414,995    $    11,340,031
=============================================================================================

                                 See accompanying notes to financial statements.


                                                                             F-4
#40996- v. 4

                                                   YEAR ENDED
                                                  DECEMBER 31,
                                              1995               1996
NET SALES (Note 8)                       $  21,410,077    $    22,687,765
COST OF GOODS SOLD                          15,013,763         15,587,552
-------------------------------------------------------------------------
Gross margin                                 6,396,314          7,100,213
-------------------------------------------------------------------------
SELLING, MARKETING AND
ADMINISTRATIVE EXPENSES
Selling and marketing                        3,879,272          4,343,053
Administrative                               1,518,079          1,540,426
-------------------------------------------------------------------------
                                             5,397,351          5,883,479
-------------------------------------------------------------------------
Operating profit                               998,963          1,216,734
-------------------------------------------------------------------------
OTHER (INCOME) EXPENSE
Other income                                       ---            (82,898)
Lawsuit settlement (Note 6)                    355,527                 --
Interest                                       512,645            546,678
-------------------------------------------------------------------------
                                               868,172            463,780
-------------------------------------------------------------------------
Income before income tax benefit               130,791            752,954
Income tax benefit (Note 4)                         --            (65,000)
-------------------------------------------------------------------------
NET INCOME                               $     130,791    $       817,954
=========================================================================
NET INCOME PER COMMON SHARE              $         .04    $          0.28
=========================================================================
WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING                           2,960,000          2,960,000
=========================================================================

                          See accompanying notes to financial statements.

                                                                             F-5
#40996- v. 4

                                    COMMON STOCK   ADDITIONAL      RETAINED
                                  ----------------    PAID-IN      EARNINGS
                                  SHARES    AMOUNT    CAPITAL     (DEFICIT)     TOTAL
----------------------------------------------------------------------------------------
BALANCE, at January 1, 1995    2,950,000   $29,500   $196,000     $(588,110)   $(362,610)
Net income                            --        --        ---       130,791      130,791
----------------------------------------------------------------------------------------
BALANCE, at December 31, 1995  2,950,000    29,500    196,000      (457,319)    (231,819)
Net income                            --        --        ---       817,954      817,954
----------------------------------------------------------------------------------------
BALANCE, at December 31, 1996  2,950,000   $29,500   $196,000      $360,635     $586,135
========================================================================================

               See accompanying notes to financial statements.

                           STATEMENTS OF CASH FLOWS


                                                    YEAR ENDED
                                                   DECEMBER 31,
                                              ---------------------
                                              1995         1996
-------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                    $130,791     $817,954
Adjustments to reconcile net income to
net cash provided by operating
activities
Depreciation and amortization                  268,843      293,708
Deferred income taxes                               --     (300,000)
Changes in assets and liabilities, net
of effects of product line acquisition
Decrease (increase) in accounts
receivable                                    (504,025)     586,490
Increase in inventories                       (907,408)    (334,833)
Increase in prepaid expenses and other
current assets                                 (19,729)     (23,882)
(Decrease) increase in accounts
payable                                      1,142,537     (481,178)
Increase in accrued expenses                   231,137      240,840
Increase in income taxes payable                    --      249,482
-------------------------------------------------------------------
Net cash provided by operating activities      342,146    1,048,581
-------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
Increase in other assets                       (29,432)      (1,832)
Acquisition of a product line                 (725,915)          --
Capital expenditures                          (446,109)    (456,169)
-------------------------------------------------------------------
Net cash used in investing activities       (1,201,456)    (458,001)
-------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
Public offering costs and other costs               --     (645,591)
Borrowings under notes payable-bank          2,496,000    3,007,296
Payments under notes payable-bank           (1,237,398)  (2,737,760)
Long-term obligation proceeds                      ---      122,168
Payments of long-term obligations             (647,894)    (285,511)
Payments of capital lease obligations         (103,750)      (8,255)
-------------------------------------------------------------------
Net cash provided by (used in) financing
activities                                      506,958    (547,653)
-------------------------------------------------------------------

                    See accompanying notes to financial statements.


                                                                             F-7
#40996- v. 4

                                                     YEAR ENDED
                                                    DECEMBER 31,
                                              -----------------------
                                              1995              1996
---------------------------------------------------------------------

NET INCREASE (DECREASE) IN CASH          $   (352,352)    $    42,927
CASH, at beginning of year                    397,646          45,294
---------------------------------------------------------------------
CASH, at end of year                     $     45,294     $    88,221
=====================================================================
SUPPLEMENTAL DISCLOSURE OF
CASH FLOW INFORMATION
Cash paid for interest                   $    459,467     $   530,639
Income taxes paid (refunded)             $     (7,451)    $       550
SUPPLEMENTAL SCHEDULE OF
NONCASH INVESTING AND
FINANCING ACTIVITIES

In March, 1995, the Company purchased the herring production line of Lyon Food Products, Inc. ("Lyon") and secured licensing rights from Lyon to the ELF brand name, a recognized regional herring brand (the "Lyon Product Line
Acquisition"). In conjunction with the Lyon Product Line Acquisition, liabilities were assumed as follows:


Fair value of assets acquired           $  844,842
Cash paid                                  725,915
                                        ----------
Liabilities assumed                     $  118,927
                                        ==========

Capital lease obligations of $57,400 were incurred when the Company entered into leases for equipment in 1995.

               See accompanying notes to financial statements.

                           VITA FOOD PRODUCTS, INC.


                        NOTES TO FINANCIAL STATEMENTS


1.  SUMMARY OF             A summary of the significant accounting policies utilized in the preparation of the accompanying
SIGNIFICANT                financial statements follows.
ACCOUNTING POLICIES


INDUSTRY                   The Company processes ans sells various herring, and cured and smoked salmon products.  In addition, the
                           Company sells other complementary specialty food products.


CONCENTRATION OF           Financial instruments that potentially subject the Company to significant concentrations of credit risk
CREDIT RISK                consist principally of trade accounts receivable.  The Company primarily provides credit in the normal course of business.  The Company performs ongoing credit evaluations of it customers and maintains allowances for potential credit losses, if necessary.


MERCHANDISE                In accordance with industry practices, inventory is sold to customers with the right to return if the
RETURNS                    merchandise is not sold prior to the expriation of its shelf life.  Sales are reduced by a provision for estimated future returns.


INVENTORIES                Inventories are stated at the lower of cost or market.  Costs are determined by the first-in, first-out
                           (FIFO) method.


PROPERTY, PLANT            Property, plant and equipment are stated at cost.  Depreciation and amortization are being provided, on
AND EQUIPMENT              accelerated and straight-line methods, over the estimated useful lives of the assets.  Leasehold improvements are being amortized on a straight-line basis over the lives of the respective leases or the service lives of the improvements, whichever is shorter.  Repair and maintenance items are expensed as incurred.


DEFERRED PUBLIC            Fees, costs and expenses related to the public offering are capitalized and will be charged against the
OFFERING COSTS             proceeds therefrom.


ESTIMATES                  The accompanying financial statements include estimated amounts and disclosures based on management's assumptions about future events.  Actual results may differ from those estimates.


ADVERTISING                Advertising costs are expensed as incurred and included in "selling and marketing expenses".
                           Advertising expenses amounted to approximately $425,000 in 1995 and $752,000 in 1996.





                           VITA FOOD PRODUCTS, INC.


                        NOTES TO FINANCIAL STATEMENTS








INCOME TAXES           The Company recognizes deferred tax assets and
                       liabilities for the expected future tax consequences of
                       temporary differences between the tax basis and
                       financial reporting basis of certain assets and
                       liabilities based upon currently enacted tax rates
                       expected to be in effect when such amounts are realized
                       or settled.


NET INCOME PER         Net income per common share is computed based on the
COOMON SHARE           weighted average number of common shares and common
                       share equivalents outstanding, after giving effect to
                       the increase in the number of outstanding shares of
                       common stock of the Company as described in Note 9 and
                       for the effects of the application of Securities and
                       Exchange Commission Staff Accounting Bulletin ("SAB")
                       No. 83.  Pursuant to SAB No. 83, common stock and common
                       stock equivalents issued within a one-year period prior
                       to the initial filing of the Registration Statement,
                       which have a purchase price less than the initial public
                       offering price, are treated as outstanding for all
                       periods presented. Net income per share is computed
                       using the treasury stock method, under which the number
                       of shares outstanding reflects an assumed use of the
                       proceeds from the sale of shares within the one-year
                       period prior to the initial filing to repurchase shares
                       of the Company's common stock at the initial public
                       offering price.


                        In March 1997, the FASB issued SFAS 128, "Earnings Per
                       Share." The new standard simplifies the standard for computing earnings per share and requires presentation of two new amounts, basic and diluted earnings per share. The Company will be required to retroactively adopt this standard when it reports its operating results for the fiscal quarter and year ending December
                       31, 1997. The earnings per share amounts for 1995 and 1996 reflected below have been calculated in accordance with FAS 128, without regard to the provisions of SAB
                       No. 83.  The SEC is considering rescinding SAB No. 83.
                       However, there can be no assurance that SAB No. 83 will be rescinded. The 1996 and 1995 amounts shown above are subject to change if SAB No. 83 is not rescinded. When the Company adopts SFAS 128, it expects no significant changes to earnings per share.



                                                        VITA FOOD PRODUCTS, INC.


                                                   NOTES TO FINANCIAL STATEMENTS








2. ACCRUED EXPENSES        Accrued expenses consist of the following:
                                                               December 31,          DECEMBER 31,
                                                                  1995                  1996
                           ----------------------------------------------------------------------
                           Spoilage and merchandise
                             return accrual                  $    464,674          $    647,500
                           Metropolitan Water
                             Reclamation District user
                             charges                              285,000               359,000
                           Accrued interest                       121,212               137,252
                           Accrued salaries and bonuses           130,640               108,050
                           Other                                   79,805                70,369
                           --------------------------------------------------------------------
                                                             $  1,081,331          $  1,322,171
                           ====================================================================


                                                                            F-11
#40996- v. 4

                                                        VITA FOOD PRODUCTS, INC.


                                                   NOTES TO FINANCIAL STATEMENTS








3.
LONG-TERM
OBLIGATIONS            Long-term obligations consist of the following:
                                  December 31,            DECEMBER 31,
                                          1995                    1996
----------------------------------------------------------------------
Revolving loan facility due
  in April, 1998.  Interest at
  prime (8.5% and 8.25% at
  December 31, 1995 and 1996,
  respectively) plus 5/8% (a). $     4,830,379         $     4,063,202

Term loan facility payable
  in monthly installments of
  $9,957 in 1995 and $24,760
  in 1996 plus interest at
  prime plus 5/8% through
  March, 1998.  Final payment
  of principal and interest
  due in April, 1998 (a)(b).           459,577               1,332,947

10% unsecured and 8% secured
  subordinated notes payable
  to the shareholders of the
  Company.  The notes are
  subordinated to the advances
  under the loan and security
  agreement.  Interest is
  payable each November 1, and
  the principal is payable
  February 1, 2000 and
  December 31, 1998,
  respectively.                        315,154                 315,154

Capitalized lease obligations           23,514                  15,259
----------------------------------------------------------------------
                                     5,628,624               5,726,562
Less current maturities                127,920                 307,403
----------------------------------------------------------------------
                               $     5,500,704         $     5,419,159
======================================================================

                                                        VITA FOOD PRODUCTS, INC.


                                                   NOTES TO FINANCIAL STATEMENTS







            (a)  The Company has a loan and security agreement
                 (the "Agreement") with a bank consisting of a revolving loan facility and a term loan facility, with maximum borrowing limits of $5,250,000 and $1,500,000, respectively. All assets of the Company are pledged as collateral for all borrowings under the Agreement. The Agreement provides that the Company must meet certain covenants including a current ratio of at least 0.75 to 1 and an annual limit for capital expenditures, and provides for restrictions on the payment of dividends. At December 31, 1996, the Company was in compliance with these covenants. In January, 1997 the Company received a commitment from the bank to extend the Agreement through April, 1998.

            (b) Certain shareholders, officers and directors participate in this loan pursuant to the Agreement. Each participant is entitled to the same rate of interest that is paid to the bank. Further, the Company has determined that each participant is entitled to an additional interest payment of 6% per annum on the amounts subject to the participation agreements. Total amounts under the participation agreements are $247,025.


            Scheduled annual maturities of long-term obligations as of December 31, 1996 are as follows:

                 Year                                          Amount
                 ----------------------------------------------------
                 1997                                     $   307,403
                 1998                                       5,419,159
                 ----------------------------------------------------
                                                          $ 5,726,562
                 ====================================================


The Company incurred interest expense with related parties of $29,700 for the years ended December 31, 1995 and 1996.

                                                        VITA FOOD PRODUCTS, INC.


                                                   NOTES TO FINANCIAL STATEMENTS





The Company leases telephone equipment under a capitalized lease agreement. The lease is noncancellable and expires in 1998. The following is a schedule of future minimum payments under the capital lease as of December 31, 1996, together with the present value of net minimum lease payments:

Year ending December 31,                   Amount
-------------------------------------------------
1997                                 $     10,284
1998                                        5,999
-------------------------------------------------
Net minimum lease payments                 16,283
Less amount representing interest           1,024
-------------------------------------------------
Present value of net minimum lease
payments                             $     15,259
=================================================



The equipment which is leased under the capitalized lease agreement and classified as machinery and office equipment in the accompanying balance sheets is as follows:


                                December 31,    DECEMBER 31,
                                        1995            1996
------------------------------------------------------------
Cost                                 $26,977         $26,977
Accumulated amortization               1,927           5,781
------------------------------------------------------------
                                     $25,050         $21,196
============================================================

                                                        VITA FOOD PRODUCTS, INC.


                                                   NOTES TO FINANCIAL STATEMENTS








NOTE 4. INCOME TAXES      Deferred income taxes reflect the net tax
                          effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The tax effects of existing temporary differences that give rise to significant portions of the net deferred tax assets are as follows:


                               December 31,    DECEMBER 31,
                                       1995            1996
-----------------------------------------------------------
Deferred tax assets
 Allowance for doubtful
  receivables and product
  returns                         $ 240,000       $ 308,000
 Uniform inventory
  capitalization                     30,000          38,000
 Accrued liabilities                111,000         144,000
 Net operating loss
  carryforwards                      80,000              --
 Alternative minimum tax
  credit carryforwards               12,000              --
-----------------------------------------------------------
                                    473,000         490,000
Deferred tax liability
 Depreciation                       (23,000)        (56,000)
-----------------------------------------------------------
                                    450,000         434,000
Less valuation allowance           (450,000)       (134,000)
-----------------------------------------------------------
Net deferred tax asset            $      --       $ 300,000
===========================================================

                                                        VITA FOOD PRODUCTS, INC.


                                                   NOTES TO FINANCIAL STATEMENTS



                        In 1995 and 1996, the valuation allowance decreased by $55,000 and $316,000, respectively.

                        During the years ended December 31, 1995 and 1996, the Company utilized approximately $161,000 and $175,000, respectively, of net operating loss carryforwards. Based on its pre-tax income for the year ended December 31, 1996, which allowed the Company to utilize its net operating loss carryforwards, the Company determined that a partial recognition of the deferred tax asset valuation allowance was appropriate. The Company determined, as of December 31, 1996, that it was more likely than not that it would not be able to fully realize the remaining net deferred tax assets. The Company based this determination on the uncertainty of the effects on future pre-tax income of the Company's acquisition strategy and its planned purchase or construction of an improved facility.

                        For the year ended December 31, 1995, the Company determined that it was more likely than not that it would not be able to realize the net deferred tax assets. The Company based this determination on the following factors: (i) its historical levels of pre-tax income; (ii) its historical use of net operating losses to eliminate income tax; (iii) the uncertainty of the effect of the Lyon Product Line Acquisition on the Company's future pre-tax income; and (iv) the effect of a potential settlement, if any, and payment of the Metropolitan Water Reclamation District user charges on future pre-tax income. Accordingly, the Company created a valuation allowance for 100% of the net deferred tax assets. As the Company generates pre-tax income in future years, the valuation allowance will be partially recognized and reduce the Company's future income tax expense.

                                                        VITA FOOD PRODUCTS, INC.


                                                   NOTES TO FINANCIAL STATEMENTS





Income taxes (benefit) at December 31, 1995 and 1996 consist of the following:

                                                   DECEMBER 31,
                                              -----------------
                                              1995         1996
---------------------------------------------------------------
Current                                   $ 50,500    $ 294,500
Utilization of net operating loss
carryforward                               (50,500)     (59,500)
Deferred                                    55,000       16,000
Adjustment of valuation allowance          (55,000)    (316,000)
---------------------------------------------------------------
Income taxes (benefit)                    $     --    $ (65,000)
===============================================================

The reconciliation of income tax computed at the United States federal statutory tax rate of 34% to income taxes (benefit) is as follows:

                                    -----------------------------
                                           1995              1996
                                    -----------------------------
Tax at federal statutory rate       $    44,500      $    256,000
State income tax expense,
net of federal tax benefit               10,500                --
Deferred tax valuation allowance        (55,000)         (316,000)
Other                                        --            (5,000)
-----------------------------------------------------------------
Income tax benefit                  $        --      $    (65,000)
=================================================================

                                                        VITA FOOD PRODUCTS, INC.


                                                   NOTES TO FINANCIAL STATEMENTS





5. ACQUISITION          In March, 1995, the Company purchased a product line of
                        Lyon Food Products, Inc. ("Lyon"), which was in the same business as the Company, and secured licensing rights to a regional herring brand name. The product line, primarily consisting of certain accounts receivable, inventories and equipment, and the licensing rights were acquired for $725,915 and funded with additional bank borrowings.


6. COMMITMENTS AND      In the ordinary course of business, the Company enters
   CONTINGENCIES        into purchase commitments for raw materials and does
                        not anticipate any losses. The Company purchases a majority of its herring from one supplier. The supplier has the option to supply up to 90% of the Company's annual requirements for herring, provided that the supplier agrees to supply the herring at competitive prices.

                        At December 31, 1996, the Company is required to purchase approximately $110,000 under one of these agreements.

                        The Company is contesting the amount of user charges assessed by the Metropolitan Water Reclamation District for 1994, 1995 and 1996. The Company has provided accruals of $285,000 and $359,000 as of December 31, 1995 and 1996, respectively, for user charges. These accruals are based upon an estimate provided by an independent consultant. If the Company is not successful in its protest, the Company would be required to pay an additional $195,000. However, the Company believes that any potential additional liability will not have a material adverse effect on the Company's business, financial condition or results of operations. The Company further believes that the eventual liability will not materially exceed its presently established accruals.

                                                        VITA FOOD PRODUCTS, INC.


                                                   NOTES TO FINANCIAL STATEMENTS




                        During 1995, the Company incurred an expense of $355,527 representing an arbitration award requiring the Company to pay the adverse party's legal fees.

                        In the ordinary course of business, the Company becomes involved in litigation as a defendant in various lawsuits. In the opinion of management, after considering the advice of counsel, the ultimate resolution of these legal proceedings will not have a material effect on the financial statements taken as a whole and thus no provision has been made in the financial statements for any loss contingencies.


7. EMPLOYEE             The Company has established a qualified profit sharing
   BENEFIT PLANS        plan covering its nonunion employees. Participants may
                        elect to defer a portion of annual compensation.  The
                        Company may contribute amounts at the discretion of the Board of Directors.

                        The Company made a contribution for the year ended December 31, 1995 of $60,000 and no contribution in 1996.

                        Additionally, the Company participates in two multi-employer plans that provide benefits to the Company's union employees. Contributions to the plans for the years ended December 31, 1995 and 1996 were $28,900 and $32,300, respectively.

8. MAJOR CUSTOMER       The Company had sales to one customer in 1995 and 1996
                        representing 12% and 10% of net sales, respectively.

                                                        VITA FOOD PRODUCTS, INC.


                                                   NOTES TO FINANCIAL STATEMENTS



9.  CAPITAL             In September, 1996, the Company reincorporated in the
                        State of Nevada via a merger of the Illinois corporation into the Company, which was a Nevada corporation formed in September, 1996. The ratio of shares of the Illinois corporation to the Nevada corporation is 5,412.745:1 and the ratio of shares of V-F Acquisition, Inc., an investor group of the Illinois corporation, to the Nevada corporation is 54.12745:1. The shares of the Illinois corporation held by V-F Acquisition, Inc., the Illinois corporation's largest shareholder, were cancelled in the merger. Further, the Nevada corporation changed its name to Vita Food Products, Inc. upon completion of the merger. After the merger there were 2,950,000 shares of common stock of the Company issued and outstanding. The earnings per share calculation and all share information contained in these financial statements have been retroactively adjusted to give effect to the increases in authorized, issued and outstanding shares of common stock.


                        On September 11, 1996, the Company adopted the Vita Food Products, Inc. 1996 Employee Stock Option Plan (the "Plan") pursuant to which 325,000 shares of common stock have been reserved for issuance upon the exercise of options designated as either an "incentive stock option" or as a "nonqualified stock option." These options may be granted to employees of the Company, including members of the Board of Directors who are employees. On September 11, 1996, the Company also adopted the Vita Food Products, Inc. 1996 Stock Option Plan for Non-Employee Directors (the "Director Plan") pursuant to which 75,000 shares of common stock have been reserved for issuance upon the exercise of options designated as a "nonqualified stock option." These options may be granted to directors who are not employees of the Company. Further, in September, 1996 the Company adopted the 1996 Employee Stock Purchase Plan pursuant to which 150,000 shares of common stock have been reserved for issuance. The Company's Chief Financial Officer was granted options to purchase 80,000 shares of Common Stock on October 14, 1996 at the initial public offering price per share less the underwriting discount and pro rata portion of the non-accountable expense allowance per share as determined in the Company's initial public offering which vest in 20% increments over a 5-year period.

                                                        VITA FOOD PRODUCTS, INC.


                                                   NOTES TO FINANCIAL STATEMENTS



                        The Company applies APB Opinion 25 and related Interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its Plan, Director Plan and Employee Stock Purchase Plan. Had compensation cost for the Company's Employee Stock Purchase Plan been determined based upon the fair value at the date of grant consistent with the method of FASB Statement 123, the Company's net income and income per share would not have changed significantly. The fair value of each option grant is estimated on the date of grant using the minimum value method with the following weighted-average assumptions: risk-free interest rate of 5.5%, no dividends and expected option life of 5 years.

                                                        VITA FOOD PRODUCTS, INC.


                                                   NOTES TO FINANCIAL STATEMENTS



10. SUBSEQUENT          In January, 1997, the Company completed a public
    EVENT               offering of 750,000 new shares of its common stock and
                        750,000 redeemable common stock purchase warrants.
                        Pursuant to the underwriters' exercise of a portion of the over-allotment option, the Company issued an additional 96,500 redeemable common stock purchase warrants in February, 1997. The Company received aggregate proceeds net of underwriting commissions and expenses of approximately $3.2 million from this offering.

                        The Company has entered into employment agreements with three officers of the Company, with two extending through January, 2000 and the other through January, 1999. Under the terms of these agreements, two officers are entitled to be paid a salary of $215,000 annually and one officer a salary of $110,000 annually (adjusted annually for increases in the cost of living index), plus bonuses, if any, and certain perquisites.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             VITA FOOD PRODUCTS, INC.



                          By:     //Stephen D. Rubin//
                          -----  ---------------------
                                   Stephen D. Rubin
                                       President

                          Date:  March 27, 1997


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant in the following capacities on March 27, 1997.


       SIGNATURES                             TITLE
-------------------------  --------------------------------------------
//Stephen D. Rubin//                  Director and President
--------------------              (Principal Executive Officer)
Stephen D. Rubin
//Clark L. Feldman//       Director, Executive Vice President and
--------------------       Secretary
Clark L. Feldman
                           Vice President, Chief Financial Officer
//Jay H. Dembsky//                        and Treasurer
------------------         (Principal Financial and Accounting Officer)
Jay H. Dembsky
//Sam Gorenstein//
------------------                           Director
Sam Gorenstein
//Neil Jansen//
---------------                              Director
Neil Jansen
//Michael Horn//
----------------                             Director
Michael Horn
//Jeffrey C. Rubenstein//
-------------------------                    Director
Jeffrey C. Rubenstein


                                      S-1
#41232-v.4