Form 10QSB
period 1997-03-31
VITA FOOD PRODUCTS INC
filed 1997-05-14
CIK 1024342

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the Quarterly Period Ended March 31, 1997


                         Commission File Number 1-12599



                            VITA FOOD PRODUCTS, INC.
                 ----------------------------------------------
                 (Name of Small Business Issuer in its Charter)



           NEVADA                                               #36-3171548
-------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)



2222 WEST LAKE STREET
CHICAGO, ILLINOIS               (312) 738-4500                  60612
----------------------  -----------------------------         ----------
(Address of principal   Registrant's telephone number         (Zip Code)
executive offices)           including area code



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes     X      No
       ---           ---



Number of shares outstanding of Registrant's common stock, par value $.01 per share, as of May 5, 1997 is 3,700,000.

                            VITA FOOD PRODUCTS, INC.

        REPORT ON FORM 10-QSB FOR THE THREE MONTHS ENDED MARCH 31, 1997

                                     INDEX


I. FINANCIAL INFORMATION:


     Item 1. Financial Statements (unaudited)
             Balance Sheets ..........................................................................................    3
             Statements of Income ....................................................................................    5
             Statements of Shareholders' Equity (Deficit) ............................................................    6
             Statements of Cash Flows ................................................................................    7
             Notes to Financial Statements ...........................................................................    8

     Item 2. Management's Discussion and Analysis of Financial Condition and Results
             of Operations ...........................................................................................    8


II.  OTHER INFORMATION: ..............................................................................................    9

                                                        VITA FOOD PRODUCTS, INC.

                                                                   BALANCE SHEET


===============================================================================================================================
                                                                                      MARCH 31,                   DECEMBER 31,
                                                                                        1997                          1996
                                                                                    (UNAUDITED)                     (AUDITED)
-------------------------------------------------------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS
             Cash                                                                   $   113,318                    $   88,221
             Accounts receivable-trade, net of allowance for doubtful
              accounts of $170,750 in 1997 and $190,000 in 1996                       1,919,627                     3,212,157
             Inventories
              Raw material and supplies                                               4,114,002                     3,167,911
              work in process                                                           111,604                       168,604
              Finished goods                                                          1,293,371                     1,473,172
             Prepaid expenses and other current assets                                  193,992                       152,845
             Deferred Income Taxes                                                      448,431                       300,000
------------------------------------------------------------------------------------------------------------------------------

TOTAL CURRENT ASSETS                                                                  8,194,345                     8,562,910
------------------------------------------------------------------------------------------------------------------------------

PROPERTY, PLANT AND EQUIPMENT
             Building and Improvements                                                1,383,431                     1,379,056
             Machinery and Office Equipment                                           4,107,607                     3,984,517
------------------------------------------------------------------------------------------------------------------------------
                                                                                      5,491,038                     5,363,573
             Less accumulated depreciation and amortization                          (3,401,099)                   (3,337,129)
------------------------------------------------------------------------------------------------------------------------------
                                                                                      2,089,939                     2,026,444
             Land                                                                        35,000                        35,000
------------------------------------------------------------------------------------------------------------------------------
NET PROPERTY, PLANT & EQUIPMENT                                                       2,124,939                     2,061,444
------------------------------------------------------------------------------------------------------------------------------



OTHER ASSETS                                                                            214,202                       715,677
------------------------------------------------------------------------------------------------------------------------------

                                                                                    $10,533,486                   $11,340,031
==============================================================================================================================

                                                                               See accompanying notes to financial statements


                                                        VITA FOOD PRODUCTS, INC.

                                                                   BALANCE SHEET

===============================================================================================================================
                                                                                     MARCH 31,                   DECEMBER 31,
                                                                                       1997                          1996
                                                                                    (UNAUDITED)                   (AUDITED)
-------------------------------------------------------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
             Current maturities of long-term obligations                            $  315,013                    $  307,403
             Accounts payable                                                        2,235,436                     3,455,681
             Accrued other expenses                                                  1,216,009                     1,322,171
             Income tax payable                                                              0                       249,482
-------------------------------------------------------------------------------------------------------------------------------

TOTAL CURRENT LIABILITIES                                                            3,766,459                     5,334,737
-------------------------------------------------------------------------------------------------------------------------------

LONG-TERM OBLIGATIONS, LESS CURRENT MATURITIES                                       3,183,312                     5,419,159
-------------------------------------------------------------------------------------------------------------------------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
             Preferred stock, $.01 par value, authorized 1,000,000
             shares;  none issued
             Common stock, $.01 par value; authorized 10,000,000
             shares; issued and outstanding 3,700,000 at March 31,
             1997;  2,950,000 at December 31, 1996                                      37,000                        29,500
             Additional paid in capital                                              3,348,273                       196,000
             Retained Earnings                                                         198,442                       360,635
-------------------------------------------------------------------------------------------------------------------------------

TOTAL SHAREHOLDERS' EQUITY                                                           3,583,715                       586,135
-------------------------------------------------------------------------------------------------------------------------------

                                                                                   $10,533,486                   $11,340,031
===============================================================================================================================
                                                                                 See accompanying notes to financial statements

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

                                             VITA FOOD PRODUCTS, INC.

                                                 STATEMENTS OF INCOME

====================================================================================================
                                                                   FOR THE THREE MONTHS ENDED
                                                      ----------------------------------------------
                                                       MARCH 31,                           MARCH 31,
                                                         1997                                1996
                                                      (UNAUDITED)                         (UNAUDITED)
----------------------------------------------------------------------------------------------------
NET SALES                                              4,721,576                           5,515,714
COST OF GOODS SOLD                                     3,487,958                           3,779,832
----------------------------------------------------------------------------------------------------
Gross Margin                                           1,233,618                           1,735,882
----------------------------------------------------------------------------------------------------

SELLING, MARKETING AND
 ADMINISTRATIVE EXPENSES
 Selling and Marketing                                 1,050,599                           1,079,365
 Administrative                                          421,637                             458,379
----------------------------------------------------------------------------------------------------
                                                       1,472,236                           1,537,744
----------------------------------------------------------------------------------------------------
Operating Profit (Loss)                                 (238,618)                            198,138
----------------------------------------------------------------------------------------------------

OTHER (INCOME) EXPENSE
  Interest                                                72,006                             129,130
----------------------------------------------------------------------------------------------------
                                                          72,006                             129,130
----------------------------------------------------------------------------------------------------

Income before income tax expense (benefit)              (310,624)                             69,008
INCOME TAX BENEFIT                                      (148,431)                             ---
----------------------------------------------------------------------------------------------------
NET INCOME                                             ($162,193)                            $69,008
----------------------------------------------------------------------------------------------------
NET INCOME PER COMMON                                     ($0.05)                              $0.02
SHARE
----------------------------------------------------------------------------------------------------
WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING                                     3,576,100                           2,960,000
----------------------------------------------------------------------------------------------------

                                                      See accompanying notes to financial statements


                                                        VITA FOOD PRODUCTS, INC.

                                    STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)

===============================================================================================================================
                                                             COMMON STOCK
                                                       -------------------------     ADDITIONAL        RETAINED
                                                         SHARES         AMOUNT         PAID-IN         EARNINGS
                                                                                       CAPITAL        (DEFICIT)        TOTAL
-------------------------------------------------------------------------------------------------------------------------------
Balance, at January 1, 1996                            2,950,000      $ 29,500      $  196,000        ($457,319)     ($231,819)
Net income                                                -              -               -               69,008         69,008
-------------------------------------------------------------------------------------------------------------------------------
Balance, at March 31, 1996                             2,950,000        29,500         196,000         (388,311)      (162,811)


Balance, at January 1, 1997                            2,950,000        29,500         196,000          360,635        586,135

Net proceeds from initial public offering                750,000         7,500       3,152,273              -        3,159,773

Net income                                                -              -               -             (162,193)      (162,193)
-------------------------------------------------------------------------------------------------------------------------------
Balance, at March 31, 1997                             3,700,000       $37,000      $3,348,273         $198,442     $3,583,715
===============================================================================================================================

                                                                                See accompanying notes to financial statements


                                                        VITA FOOD PRODUCTS, INC.



                                                        STATEMENTS OF CASH FLOWS


CASH FLOWS FROM OPERATING ACTIVITIES

==================================================================================================================================
                                                                                                   FOR THE THREE MONTHS ENDED
                                                                                             -------------------------------------
                                                                                              MARCH 31,                 MARCH 31,
                                                                                                 1997                     1996
                                                                                             (UNAUDITED)               (UNAUDITED)
----------------------------------------------------------------------------------------------------------------------------------
Net Income                                                                                      (162,193)                69,008
Adjustments to reconcile Net Income to
net cash provided by operating activities
                          Depreciation and amortization                                           64,461                 68,975
                          Deferred income taxes                                                 (148,431)
                          Changes in assets and liabilities:
                                       Decrease (increase) in accounts                         1,292,530              1,399,590
                                        receivable
                                       Decrease (increase) in inventories                       (709,290)               319,072
                                       Decrease (increase) in prepaid expenses and               (41,147)                10,685
                                        other current assets
                                       Decrease (increase) in other assets                      (112,044)                (1,567)
                                       Increase (decrease) in accounts                        (1,220,245)            (1,827,515)
                                        payable
                                       Increase (decrease) in accrued expenses                  (106,161)                15,729
                                       Increase (decrease) in income taxes payable              (249,482)                (6,550)
----------------------------------------------------------------------------------------------------------------------------------

Net cash provided by (used in) operating activities                                           (1,392,002)                47,427
----------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
                          Capital expenditures                                                  (127,465)              (118,891)
----------------------------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                                           (127,465)              (118,891)
----------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
----------------------------------------------------------------------------------------------------------------------------------

                          Proceeds from initial public offering                                3,772,801
                          Proceeds from (payments on) bank and other debt obligations         (2,228,237)                54,330
----------------------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) financing
                          activities                                                           1,544,564                 54,330
----------------------------------------------------------------------------------------------------------------------------------

Net Increase (decrease) in Cash                                                                   25,097                (17,134)

Cash, at beginning of period                                                                      88,221                 45,294

Cash, at end of Period                                                                           113,318                 28,160
==================================================================================================================================

                                                                                  See accompanying notes to financial statements

                            VITA FOOD PRODUCTS, INC.

                         NOTES TO FINANCIAL STATEMENTS

                                  (unaudited)


A. The accompanying unaudited interim financial statements have been prepared in accordance with the instructions for Form 10-QSB and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the financial statements and related notes included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996. In the opinion of management, all adjustments necessary for a fair presentation of such interim financial statements have been included. All such adjustments are of a normal recurring nature.

B.   The Financial Accounting Standards Board issued SFAS 128 in February,
     1997 regarding the earnings per share calculation. If this statement were adopted today, there would be no material effect upon either the Company's calculation of Basic earnings per share or Diluted earnings per share.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


REVENUES. Net sales for the three months ended March 31, 1997 were $4,722,000 compared to $5,515,000 for the same period in 1996, a decrease of $793,000 or 14%. This decrease was largely attributable to the timing of certain customers' orders. First, two customers which have historically placed large purchase orders in the first quarter delayed placing those orders based on their inventory levels in the first quarter of 1997. These inventory levels were partially the result of price increases beginning January 1, 1997 on some products. Second, the Passover holiday occurred later in the year in 1997 than 1996, resulting in a significant portion of Passover-related orders being placed in the second quarter rather than the first quarter.

GROSS MARGIN. Gross margin for the three months ended March 31, 1997 was $1,234,000 compared to $1,735,000 for the same period in 1996, a decrease of $501,000 or 29%. As a percentage of net sales, gross margin was 26.1% in the three months versus 31.5% in the first three months of 1996. The decrease in the gross margin percentage was largely attributable to higher per unit costs resulting from the lower sales volume and decreased utilization of the production facilities, and was also partially attributable to an increase in sales mix of lower margin products.

OPERATING EXPENSES. Selling, marketing and administrative expenses for the three months ended March 31, 1997 were $1,473,000 compared to $1,537,000 for the same period in 1996, a decrease of $64,000 or 4%. The decrease was primarily attributable to lower variable selling costs such as freight expenses and brokerage commissions. As a percentage of net sales, selling, marketing and administrative expenses increased to 31.2% from 27.9% for the same period in 1996. This increase was attributable to certain fixed and semi-fixed selling and administrative expenses which do not decrease as a result of a decrease in net sales.

INTEREST EXPENSE. Interest and other expense, net, for the three months ended March 31, 1997 was $72,000 compared to $129,000 for the same period in 1996, a decrease of $57,000 or 44%. This decrease was primarily attributable to a decrease in interest expense resulting from lower average borrowings during the three months ended March 31, 1997. The net proceeds from the Company's initial public offering in January, 1997 resulted in lower average borrowings by the Company.

INCOME TAXES. The Company provided for an income tax benefit of $148,000 for the three months ended March 31, 1997, compared to no income tax expense or benefit for the same period in 1996. The income tax benefit is comprised of $115,000 of expected future income tax benefits resulting from the loss incurred in the first three months of 1997, and $33,000 representing a partial recognition of the deferred tax asset valuation allowance. At March 31, 1997, the Company's valuation allowance was $101,000.

NET INCOME AND LOSS. Net loss for the three months ended March 31, 1997 was $162,000 compared to net income of $69,000 for the same period in 1996, a decrease of $231,000.

FINANCIAL CONDITION

Since December 31, 1996, the Company's key liquidity and capitalization ratios improved. As of March 31, 1997, The current ratio increased to 2.2 from 1.6. The ratio of long-term debt-to-total capitalization decreased from 0.9 to 0.5.

CASH FLOWS FROM OPERATING ACTIVITIES. Net cash used in operating activities was $1,392,000 for the three months ended March 31, 1997, compared to net cash provided by operating activities of $47,000 for the same period in 1996. This difference was primarily attributable to a decrease in net income, an increase in inventories, and the decrease in income taxes payable. The increase in inventories was largely attributable to the Company's purchases of salmon at relatively low prices in volumes in excess of production requirements. The decrease in income taxes payable was attributable to the payment of income taxes in the first quarter of 1997 for the 1996 fiscal year. In the first quarter of 1996, no payment for federal income taxes was due because federal income tax carryforwards offset taxable income for the 1995 fiscal year.

CASH FLOWS FROM INVESTING ACTIVITIES. Net cash used in investing activities was $127,000 for the three months ended March 31, 1997, compared to $119,000 for the same period in 1996.

CASH FLOWS FROM FINANCING ACTIVITIES. Net cash provided by financing activities was $1,545,000 for the three months ended March 31, 1997, compared to $54,000 for the same period in 1996. The increase in net cash provided by financing activities was attributable to the net proceeds from the Company's initial public offering, offset by payments under the Company's bank credit facilities.


PART II - OTHER INFORMATION

ITEM 5.  OTHER INFORMATION

  The Company's Common Stock and Redeemable Common Stock Purchase Warrants were listed and began trading on the American Stock Exchange (the "AMEX") on May 12, 1997. These securities are currently listed and traded on both the AMEX and the Chicago Stock Exchange.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

       (a) Exhibits

       (27)  Financial Schedule

   (b) No reports on Form 8-K were filed during the quarter for which this report is filed.


                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             VITA FOOD PRODUCTS, INC.

        Date:  May 12, 1997                  By:   //Stephen D. Rubin//
                                             ----------------------------------
                                             Stephen D. Rubin
                                             President


        Date:  May 12, 1997                  By:   //Jay H. Dembsky//
                                             ----------------------------------
                                             Jay H. Dembsky
                                             Vice President and Chief Financial
                                             Officer
                                             (Principal Financial and
                                             Accounting Officer)