Form 10QSB
period 1997-06-30
VITA FOOD PRODUCTS INC
filed 1997-08-11
CIK 1024342

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-QSB


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the Quarterly Period Ended June 30, 1997


                        Commission File Number 1-12599



                            VITA FOOD PRODUCTS, INC.
        ----------------------------------------------------------------
                (Name of Small Business Issuer in its Charter)




           NEVADA                                                #36-3171548
-------------------------------                             -------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)



2222 WEST LAKE STREET
CHICAGO, ILLINOIS               (312) 738-4500                         60612
----------------------    ----------------------------               ----------
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



Number of shares outstanding of Registrant's common stock, par value $.01 per share, as of August 1, 1997 is 3,700,000.

                           VITA FOOD PRODUCTS, INC.

         REPORT ON FORM 10-QSB FOR THE SIX MONTHS ENDED JUNE 30, 1997

                                    INDEX


I.  FINANCIAL INFORMATION:
    Item 1. Financial Statements (unaudited)
            Balance Sheets .............................................  4 - 5
            Statements of Income........................................    6
            Statements of Shareholders'
            Equity (Deficit)............................................    7
            Statements of Cash Flows ...................................    8
            Notes to Financial Statements ..............................    9

    Item 2. Management's Discussion and Analysis of Financial Condition
            and Results of Operations ..................................  9 - 11



II. OTHER INFORMATION ..................................................   11

PART I - FINANCIAL INFORMATION


ITEM 1.      Financial Statements

                                                        VITA FOOD PRODUCTS, INC.



                                                                  BALANCE SHEET


=====================================================================================================================
                                                                                      JUNE 30           DECEMBER 31,
                                                                                        1997               1996
                                                                                    (UNAUDITED)          (AUDITED)
---------------------------------------------------------------------------------------------------------------------
ASSETS

CURRENT ASSETS
        Cash                                                                        $     35,288         $     88,221
        Accounts receivable-trade, net of allowance for
          doubtful accounts of $155,750 in 1997 and $190,000 in 1996                   1,674,705            3,212,157
        Inventories
          Raw material and supplies                                                     3,643,204           3,167,911
          Work in process                                                                  75,283             168,604
          Finished goods                                                                1,852,958           1,473,172
        Prepaid expenses and other current assets                                         197,357             152,845
        Deferred income taxes                                                             630,159             300,000
---------------------------------------------------------------------------------------------------------------------

TOTAL CURRENT ASSETS                                                                    8,108,954           8,562,910
---------------------------------------------------------------------------------------------------------------------

PROPERTY, PLANT AND EQUIPMENT
        Building and improvements                                                       1,383,431           1,379,056
        Machinery and office equipment                                                  4,203,965           3,984,517
---------------------------------------------------------------------------------------------------------------------

                                                                                        5,587,396           5,363,573

        Less accumulated depreciation and amortization                                 (3,465,069)         (3,337,129)
---------------------------------------------------------------------------------------------------------------------

                                                                                        2,122,327           2,026,444

        Land                                                                               35,000              35,000
---------------------------------------------------------------------------------------------------------------------
NET PROPERTY, PLANT & EQUIPMENT                                                         2,157,327           2,061,444
---------------------------------------------------------------------------------------------------------------------


OTHER ASSETS                                                                              226,585             715,677
---------------------------------------------------------------------------------------------------------------------
                                                                                    $  10,492,866        $ 11,340,031
---------------------------------------------------------------------------------------------------------------------

                                                       VITA FOOD PRODUCTS, INC.


                                                                  BALANCE SHEET

===============================================================================

                                                       JUNE 30     DECEMBER 31,
                                                         1997         1996
                                                     (UNAUDITED)    (AUDITED)
-------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
           Current maturities of long-term
           obligations                               $   316,431   $   307,403
           Accounts payable                            1,772,022     3,455,681
           Accrued other expenses                      1,087,196     1,322,171
           Income tax payable                                  0       249,482
-------------------------------------------------------------------------------

TOTAL CURRENT LIABILITIES                              3,175,649     5,334,737
-------------------------------------------------------------------------------

LONG-TERM OBLIGATIONS, LESS CURRENT MATURITIES         3,952,390     5,419,159
-------------------------------------------------------------------------------



SHAREHOLDERS' EQUITY
           Preferred stock, $.01 par value,
           authorized 1,000,000 shares; none issued
           Common stock, $.01 par value; authorized
           10,000,000 shares; issued and outstanding
           3,700,000 and 2,950,000 shares                 37,000        29,500
           Additional paid in capital                  3,348,273       196,000
           Retained Earnings                             (20,446)      360,635
-------------------------------------------------------------------------------

TOTAL SHAREHOLDERS' EQUITY                             3,364,827       586,135
-------------------------------------------------------------------------------





                                                     $10,492,866   $11,340,031
-------------------------------------------------------------------------------

                                                       VITA FOOD PRODUCTS, INC.


                                                       STATEMENTS OF OPERATIONS

===============================================================================

                                 FOR THREE MONTHS ENDED  FOR SIX MONTHS ENDED
                                        JUNE 30,               JUNE 30,
                                    1997        1996       1997        1996
                                (UNAUDITED) (UNAUDITED) (UNAUDITED) (UNAUDITED)
-------------------------------------------------------------------------------
NET SALES                        4,012,988   3,692,462   8,734,564   9,208,176


COST OF GOODS SOLD               2,885,065   2,533,121   6,373,023   6,312,953

-------------------------------------------------------------------------------
Gross Margin                     1,127,923   1,159,341   2,361,541   2,895,223
-------------------------------------------------------------------------------

SELLING, MARKETING AND
 ADMINISTRATIVE EXPENSES
 Selling and Marketing             964,417     875,668   2,015,016   1,955,033
 Administrative                    469,859     445,541     891,496     903,920
-------------------------------------------------------------------------------

                                 1,434,276   1,321,209   2,906,512   2,858,953
-------------------------------------------------------------------------------
Operating Profit                  (306,353)   (161,868)   (544,971)     36,270
-------------------------------------------------------------------------------

OTHER (INCOME) EXPENSE
   Other (income)                              (50,000)                (50,000)
   Interest                         94,263     127,381     166,269     256,511
-------------------------------------------------------------------------------

                                    94,263      77,381     166,269     206,511
-------------------------------------------------------------------------------

Loss before Income Tax (Benefit)  (400,616)   (239,249)   (711,240)   (170,241)

INCOME TAX (BENEFIT)              (181,728)   (139,249)   (330,159)   (139,249)
-------------------------------------------------------------------------------

NET LOSS                         ($218,888)  ($100,000)  ($381,081)   ($30,992)
-------------------------------------------------------------------------------

NET LOSS PER COMMON                 ($0.06)     ($0.03)     ($0.10)     ($0.01)
   SHARE
-------------------------------------------------------------------------------

WEIGHTED AVERAGE COMMON
    SHARES OUTSTANDING           3,700,000   2,960,000   3,633,700   2,960,000
-------------------------------------------------------------------------------

                                                        VITA FOOD PRODUCTS, INC.



                                    STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)

=======================================================================================================

                                     COMMON STOCK           ADDITIONAL        RETAINED
                                  -------------------        PAID-IN          EARNINGS
                                  SHARES       AMOUNT        CAPITAL          (DEFICIT)        TOTAL
-------------------------------------------------------------------------------------------------------
Balance, at January 1, 1996       2,950,000    $29,500    $  196,000          ($457,319)    ($  231,819)

Net Income                           ---         ---           ---            ($ 30,992)    ($   30,992)
-------------------------------------------------------------------------------------------------------

Balance, at June 30, 1996         2,950,000    $29,500    $  196,000          ($488,311)    ($  262,811)


Balance, at January 1, 1997       2,950,000    $29,500    $  196,000           $360,635      $  586,135

Net Proceeds from Initial Public
 Offering                           750,000    $ 7,500    $3,152,273                         $3,159,773

Net Income                            ---         ---          ---            ($381,081)    ($  381,081)
-------------------------------------------------------------------------------------------------------

Balance, at June 30, 1997         3,700,000    $37,000    $3,348,273          ($ 20,446)     $3,364,827

-------------------------------------------------------------------------------------------------------

                                              VITA FOOD PRODUCTS, INC.


                                              STATEMENTS OF CASH FLOWS

===================================================================================================

                                                                             FOR SIX MONTHS ENDED
                                                                             JUNE 30      JUNE 30
                                                                               1997         1996
                                                                           (UNAUDITED)  (UNAUDITED)
---------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income                                                                 (381,081)     (30,992)
  Adjustments to reconcile Net Income to
  net cash provided by operating activities
           Depreciation and amortization                                      128,922      148,146
           Deferred income taxes                                             (330,159)    (139,249)
           Changes in assets and liabilities:
                      Decrease (increase) in accounts                       1,537,452    2,219,913
                        receivable
                      Decrease (increase) in inventories                     (761,758)    (626,565)
                      Decrease (increase) in prepaid expenses and             (44,512)      32,817
                        other current assets
                      Decrease (increase) in other assets                    (124,918)     (48,765)
                      Increase (decrease) in accounts                      (1,683,659)  (1,417,657)
                        payable
                      Increase (decrease) in accrued expenses                (234,975)     (14,730)
                      Increase (decrease) in income taxes payable            (249,482)      (6,550)
---------------------------------------------------------------------------------------------------

Net cash provided by (used in) operating activities                        (2,144,170)     116,368
---------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
           Capital expenditures                                              (223,823)    (146,995)
---------------------------------------------------------------------------------------------------

Net cash used in investing activities                                        (223,823)    (146,995)
---------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
---------------------------------------------------------------------------------------------------

           Proceeds from initial public offering                            3,772,801
           Proceeds from (payments on) bank and other debt obligations     (1,457,741)      22,376
---------------------------------------------------------------------------------------------------

Net cash provided by (used in) financing
           activities                                                       2,315,060       22,376
---------------------------------------------------------------------------------------------------

Net Increase (decrease) in Cash                                               (52,933)      (8,251)

Cash, at beginning of period                                                   88,221       45,294

Cash, at end of Period                                                         35,288       37,043
===================================================================================================

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

B.   The Financial Accounting Standards Board issued SFAS 128 in February,
     1997 regarding the earnings per share calculation. If this statement were adopted today, there would be no material difference between the Company's current calculation of net earnings (loss) per share and its calculations of Basic earnings per share (as defined in SFAS 128) or Diluted earnings per share (as defined in SFAS 128).



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 1997 AND THE THREE MONTHS ENDED JUNE 30, 1996

REVENUES. Net sales for the three months ended June 30, 1997 were $4,013,000 compared to $3,692,000 for the same period in 1996, an increase of $321,000 or 9%. This increase was largely attributable to new product sales of hommus and salmon burgers and the Passover holiday occurring later in the year in 1997 than 1996, resulting in a significant portion of Passover-related orders being placed in the second quarter rather than the first quarter.

GROSS MARGIN. Gross margin for the three months ended June 30, 1997 was $1,128,000 compared to $1,159,000 for the same period in 1996, a decrease of $31,000 or 3%. As a percentage of net sales, gross margin was 28.1% in the three months versus 31.4% in the same period in 1996. The decrease in the gross margin percentage was largely attributable to lower sales to a major customer at reduced prices. Furthermore, promotional price discounts for new hommus and salmon burger products, as well as for shrimp cocktail which the Company has begun to sell in geographic markets in which the Company was previously restricted from selling, resulted in a decrease in the gross margin percentage.

OPERATING EXPENSES. Selling, marketing and administrative expenses for the three months ended June 30, 1997 were $1,434,000 compared to $1,321,000 for the same period in 1996, an increase of $113,000 or 9%. This increase was attributable to higher distribution and selling costs associated with the increased sales. As a percentage of net sales, selling, marketing and administrative expenses decreased slightly to 35.7% from 35.8% for the same period in 1996. The decrease was attributable to certain fixed and semi-fixed selling and administrative expenses which do not increase as a result of an increase in net sales, offset by increased promotional expenses incurred to increase distribution particularly for the Company's new products, and also offset by new product development costs.

INTEREST EXPENSE. Interest and other expense, net, for the three months ended June 30, 1997 was $94,000 compared to $77,000 for the same period in 1996, an increase of $17,000 or 22%. This increase was primarily attributable to a decrease in non-recurring other income of $50,000, which was partially offset by a decrease in interest expense resulting from the temporary repayment of debt from the Company's initial public offering in January, 1997.

INCOME TAXES. The Company provided for an income tax benefit of $182,000 for the three months ended June 30, 1997, compared to an income tax benefit of $139,000 for the same period in 1996. The income tax benefit in 1997 was comprised of $148,000 of expected future income tax benefits resulting from the loss incurred in the second three months of 1997, and $34,000 representing a partial recognition of the deferred tax asset valuation allowance. The $139,000 income tax benefit in 1996 represented a partial recognition of the deferred tax asset valuation allowance. At June 30, 1997, the Company's valuation allowance was $67,000, compared to $369,000 at June 30, 1996.

NET INCOME AND LOSS. Net loss for the three months ended June 30, 1997 was $219,000 or $0.06 per share compared to $100,000 or $0.03 per share for the same period in 1996, a decrease of $119,000 or $0.03 per share.


COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 1997 AND THE SIX MONTHS ENDED JUNE 30, 1996

REVENUES. Net sales for the six months ended June 30, 1997 were $8,735,000 compared to $9,208,000 for the same period in 1996, a decrease of $473,000 or 5%. The decrease was primarily attributable to lower first quarter sales which were reduced by the timing of unusually large orders placed in last year's fourth quarter. New product sales partially offset the overall decrease and accounted for approximately 3% of gross sales compared to 0% in 1996.

GROSS MARGIN. Gross margin for the six months ended June 30, 1997 was $2,362,000 compared to $2,895,000 for the same period in 1996, a decrease of $533,000 or 18%. As a percentage of net sales, gross margin was 27.0% in the six months versus 31.4% in the same period in 1996. The decrease in the gross margin percentage was largely attributable to lower sales to a major customer at reduced prices. Furthermore, promotional price discounts for new hommus and salmon burger products, as well as for shrimp cocktail which the Company has begun to sell in geographic markets in which the Company was previously restricted from selling, resulted in a decrease in the gross margin percentage.

OPERATING EXPENSES. Selling, marketing and administrative expenses for the six months ended June 30, 1997 were $2,907,000 compared to $2,859,000 for the same period in 1996, an increase of $48,000 or 2%. The increase was primarily attributable to higher promotional expenses incurred to increase distribution particularly for the Company's new products, and new product development. As a percentage of net sales, selling, marketing and administrative expenses increased to 33.3% from 31.0% for the same period in 1996. This increase was attributable to certain fixed and semi-fixed selling and administrative expenses which do not decrease as a result of a decrease in net sales, as well as the increased promotional and products development expenses.

INTEREST EXPENSE. Interest and other expense, net, for the six months ended June 30, 1997 was $166,000 compared to $207,000 for the same period in 1996, a decrease of $41,000 or 20%. This decrease was primarily attributable to a decrease in interest expense resulting from the temporary repayment of debt from the Company's initial public offering in January, 1997, partially offset by a decrease in non-recurring other income of $50,000.

INCOME TAXES. The Company provided for an income tax benefit of $330,000 for the six months ended June 30, 1997, compared to an income tax benefit of $139,000 for the same period in 1996. The income tax benefit is comprised of $263,000 of expected future income tax benefits resulting from the loss incurred in the first six months of 1997, and $67,000 representing a partial recognition of the deferred tax asset valuation allowance. The $139,000 income tax benefit in 1996 represented a partial recognition of the deferred tax asset valuation allowance which was $369,000 at June 30, 1996.

NET LOSS. Net loss for the six months ended June 30, 1997 was $381,000 or $0.10 per share compared to a net loss of $31,000 or $0.01 per share for the same period in 1996, a decrease of $350,000 or $0.09 per share.

FINANCIAL CONDITION

Since December 31, 1996, the Company's key liquidity and capitalization ratios improved. As of June 30, 1997, the current ratio increased to 2.6 from 1.6. The ratio of long-term debt-to-total capitalization decreased from 0.9 to 0.5.

CASH FLOWS FROM OPERATING ACTIVITIES. Net cash used in operating activities was $2,144,000 for the six months ended June 30, 1997, compared to net cash provided by operating activities of $116,000 for the same period in 1996. This difference was primarily attributable to a decrease in net income in 1997, decreased collections of accounts receivable in 1997 compared to 1996, increased payments of the Company's accounts payable, and a decrease in income taxes payable. The decreased collections of accounts receivable was largely attributable to the higher amount of receivables outstanding at the end of 1995 which were collected in following months in 1996. The increased payments of the Company's accounts payable was primarily attributable to the Company's delay in 1996 in making payments in order to conserve cash. Due to the improved financial condition in 1997, no delay in making such payments was deemed necessary. The decrease in income taxes payable was attributable to the payment of income taxes in the first quarter of 1997 for the 1996 fiscal year. In the first quarter of 1996, no payment for federal income taxes was due because federal income tax carryforwards offset taxable income for the 1995 fiscal year.

CASH FLOWS FROM INVESTING ACTIVITIES. Net cash used in investing activities was $224,000 for the six months ended June 30, 1997, compared to $147,000 for the same period in 1996.

CASH FLOWS FROM FINANCING ACTIVITIES. Net cash provided by financing activities was $2,315,000 for the six months ended June 30, 1997, compared to $22,000 for the same period in 1996. The increase in net cash provided by financing activities was attributable to the net proceeds from the Company's initial public offering, offset by payments under the Company's bank credit facilities.



PART II - OTHER INFORMATION


ITEM 5.  OTHER INFORMATION

    In June, the Company became concerned that the supplier of its hommus products may have produced contaminated products. While there were no documented health problems resulting from consumption of the Vita Heavenly Hommus products, the Company nevertheless immediately and voluntarily recalled its hommus products from customers' shelves and from the Company's outside storage, destroyed all hommus products, and subsequently changed its supplier. In July, the Company resumed its hommus shipments from its new supplier.

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


                                     VITA FOOD PRODUCTS, INC.




Date:  August 8, 1997                By:       //Stephen D. Rubin//
                                        ---------------------------------------
                                                 Stephen D. Rubin
                                                    President


Date:  August 8, 1997                By:        //Jay H. Dembsky//
                                         --------------------------------------
                                                   Jay H. Dembsky
                                     Vice President and Chief Financial Officer
                                    (Principal Financial and Accounting Officer)