Form 10QSB
period 1997-09-30
VITA FOOD PRODUCTS INC
filed 1997-11-13
CIK 1024342

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
               For the Quarterly Period Ended September 30, 1997


                         Commission File Number 1-12599



                            VITA FOOD PRODUCTS, INC.
                 (Name of Small Business Issuer in its Charter)



           NEVADA                                                            #36-3171548
-------------------------------                                         ---------------------
(State or other jurisdiction of                                           (I.R.S. Employer
incorporation or organization)                                           Identification No.)


2222 WEST LAKE STREET
CHICAGO, ILLINOIS                           (312) 738-4500                          60612
---------------------     -------------------------------------------------      ------------
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

Yes   X      No
    -----      -----



Number of shares outstanding of Registrant's common stock, par value $.01 per share, as of November 1, 1997 is 3,700,000.

                            VITA FOOD PRODUCTS, INC.

       REPORT ON FORM 10-QSB FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997

                                     INDEX


I. FINANCIAL INFORMATION:


   Item 1.  Financial Statements (unaudited)
            Balance Sheets .............................................   3-4
            Statements of Operations....................................     5
            Statements of Shareholders' Equity (Deficit)................     6
            Statements of Cash Flows ...................................     7
            Notes to Financial Statements ..............................     8

   Item 2.  Management's Discussion and Analysis of Financial Condition and
            Results of Operations ......................................  8-10


   II.      OTHER INFORMATION ..........................................    10


                                                                                                   VITA FOOD PRODUCTS, INC.



                                                                                                            BALANCE SHEETS
===========================================================================================================================





                                                                              SEPTEMBER 30,                   DECEMBER 31,
                                                                                  1997                             1996
                                                                               (UNAUDITED)                      (AUDITED)
-------------------------------------------------------------------------------------------------------------------------
ASSETS

CURRENT ASSETS
        Cash                                                                 $       38,718                   $     88,221
        Accounts receivable-trade, net of allowance for
         doubtful accounts of $190,000 in 1997 and 190,000 in 1996                2,499,249                      3,212,157
        Inventories
           Raw material and supplies                                              2,699,398                      3,167,911
           Work in progress                                                         186,712                        168,604
           Finished goods                                                         2,170,766                      1,473,172
        Prepaid expenses and other current assets                                   234,329                        152,845
        Deferred income taxes                                                       746,137                        300,000
--------------------------------------------------------------------------------------------------------------------------
TOTAL CURRENT ASSETS                                                              8,575,309                      8,562,910
--------------------------------------------------------------------------------------------------------------------------
PROPERTY, PLANT AND EQUIPMENT
        Building and improvements                                                 1,399,077                      1,379,056
        Machinery and office equipment                                            4,458,122                      3,984,517
--------------------------------------------------------------------------------------------------------------------------

                                                                                  5,857,199                      5,363,573


        Less accumulated depreciation and amortization                           (3,546,347)                    (3,337,129)
--------------------------------------------------------------------------------------------------------------------------

                                                                                  2,310,852                      2,026,444

        Land                                                                         35,000                         35,000
--------------------------------------------------------------------------------------------------------------------------
NET PROPERTY, PLANT & EQUIPMENT                                                   2,345,852                      2,061,444
--------------------------------------------------------------------------------------------------------------------------

OTHER ASSETS                                                                        223,909                        715,677
--------------------------------------------------------------------------------------------------------------------------
                                                                              $  11,145,070                   $ 11,340,031



                                                                                                                          3




                                                                                     VITA FOOD PRODUCTS, INC.




                                                                                               BALANCE SHEETS




=============================================================================================================


                                                                 SEPTEMBER 30,                   DECEMBER 31,
                                                                    1997                            1996
                                                                 (UNAUDITED)                      (AUDITED)
-------------------------------------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
           Currrent maturities of long-term obligations        $       307,675                 $      307,403
           Accounts payable                                          1,654,587                      3,455,681
           Accrued other expenses                                    1,216,863                      1,322,171
           Income tax payable                                                0                        249,482
-------------------------------------------------------------------------------------------------------------

TOTAL CURRENT LIABILITIES                                            3,179,125                      5,334,737
-------------------------------------------------------------------------------------------------------------

LONG-TERM OBLIGATIONS, LESS CURRENT MATURITIES                       4,908,056                      5,419,159
-------------------------------------------------------------------------------------------------------------




SHAREHOLDERS' EQUITY
           Preferred stock, $.01 par value, authorized
           1,000,000 shares; none issued
           Common stock, $.01 par value; authorized
           10,000,000 shares; issued and outstanding
           3,700,000 and 2,950,000 shares                               37,000                         29,500
           Additional paid in capital                                3,348,273                        196,000
           Retained Earnings                                          (327,384)                       360,635
-------------------------------------------------------------------------------------------------------------

TOTAL SHAREHOLDERS' EQUITY                                     $     3,057,889                        586,135
-------------------------------------------------------------------------------------------------------------






                                                               $    11,145,070                 $   11,340,031
-------------------------------------------------------------------------------------------------------------

                                                                                                            4





                                                                                                VITA FOOD PRODUCTS, INC.


                                                                                                STATEMENTS OF CASH FLOWS

========================================================================================================================



                                              FOR THREE MONTHS ENDED                      FOR NINE MONTHS ENDED
                                                   SEPTEMBER 30,                               SEPTEMBER 30,
                                              1997               1996                    1997                 1996
                                           (UNAUDITED)        (UNAUDITED)            (UNAUDITED)           (UNAUDITED)
------------------------------------------------------------------------------------------------------------------------
NET SALES                               $  5,168,857         $  4,761,078            $ 13,903,421         $ 13,969,253



COST OF GOODS SOLD                         3,867,008            3,640,151              10,240,032            9,953,104

------------------------------------------------------------------------------------------------------------------------
Gross Margin                               1,301,849            1,120,927               3,663,389            4,016,149
------------------------------------------------------------------------------------------------------------------------

SELLING, MARKETING AND
 ADMINISTRATIVE EXPENSES
 Selling and Marketing                     1,147,630              927,654               3,162,646            2,882,687
 Administrative                              471,999              249,252               1,363,496            1,153,172
------------------------------------------------------------------------------------------------------------------------

                                           1,619,629            1,176,906               4,526,142            4,035,859
------------------------------------------------------------------------------------------------------------------------
Operating Profit                            (317,780)             (55,979)               (862,753)             (19,710)
------------------------------------------------------------------------------------------------------------------------

OTHER (INCOME) EXPENSE
  Other (income)                                  --              (33,333)                     --              (83,333)
  Interest                                   105,134              135,109                 271,403              391,620
------------------------------------------------------------------------------------------------------------------------
                                             105,134              101,776                 271,403              308,287
------------------------------------------------------------------------------------------------------------------------

Loss before Income Tax (Benefit)            (422,914)            (157,755)             (1,134,156)            (327,997)

INCOME TAX (BENEFIT)                        (115,978)            (160,751)               (446,137)            (300,000)
------------------------------------------------------------------------------------------------------------------------

NET INCOME (LOSS)                       $   (306,936)        $      2,996            $   (688,019)       $     (27,997)


NET INCOME (LOSS) PER COMMON            $      (0.08)        $       0.00            $      (0.19)         $     (0.01)
 SHARE
------------------------------------------------------------------------------------------------------------------------

WEIGHTED AVERAGE COMMON
  SHARES OUTSTANDING                       3,700,000            2,960,000               3,656,000            2,960,000
------------------------------------------------------------------------------------------------------------------------

                                                        VITA FOOD PRODUCTS, INC.


                                    STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)

================================================================================


                                                      COMMON STOCK
                                               ---------------------------     ADDITIONAL        RETAINED
                                                   SHARES       AMOUNT          PAID-IN          EARNINGS
                                                                                CAPITAL          (DEFICIT)             TOTAL
---------------------------------------------------------------------------------------------------------------------------------
Balance, at January 1, 1996                       2,950,000    $   29,500    $   196,000     $   (457,319)        $   (231,819)

Net Income (Loss)                                      ----          ----           ----     $    (27,997)        $    (27,997)
---------------------------------------------------------------------------------------------------------------------------------

Balance, at September 30, 1996                    2,950,000    $   29,500    $   196,000     $   (485,316)        $   (259,816)

---------------------------------------------------------------------------------------------------------------------------------

Balance, at January 1, 1997                       2,950,000    $   29,500    $   196,000     $    360,635         $    586,135

Net Proceeds from Initial Public Offering           750,000    $    7,500    $ 3,152,273              ---         $  3,159,773

Net Income (Loss)                                       ---           ---            ---     $   (688,019)        $   (688,019)
---------------------------------------------------------------------------------------------------------------------------------

Balance, at September 30, 1997                    3,700,000     $  37,000    $ 3,348,273     $   (327,384)        $  3,057,889

---------------------------------------------------------------------------------------------------------------------------------




                                                                                                   VITA FOOD PRODUCTS, INC.



                                                                                                   STATEMENTS OF CASH FLOWS
==========================================================================================================================



                                                                                         FOR NINE MONTHS ENDED

                                                                              SEPTEMBER 30,                    DECEMBER 31,
                                                                                  1997                             1996
                                                                               (UNAUDITED)                      (AUDITED)
--------------------------------------------------------------------------------------------------------------------------


CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (Loss)                                                              (688,019)                         (27,997)
  Adjustments to reconcile Net Income (Loss) to
  net cash provided by operating activities
           Depreciation and amortization                                          210,691                          228,104
           Deferred income taxes                                                 (446,137)                        (300,000)
           Changes in assets and liabilities:
                      Decrease (increase) in accounts                             712,908                        1,612,218
                        receivable
                      Decrease (increase) in inventories                         (247,189)                        (159,323)
                      Decrease (increase) in prepaid expenses and                 (81,484)                         (54,608)
                        other current assets
                      Decrease (increase) in other assets                        (122,733)                               0
                      Increase (decrease) in accounts                          (1,801,094)                      (1,275,779)
                        payable
                      Increase (decrease) in accrued expenses                    (105,308)                         450,913
                      Increase (decrease) in income taxes payable                (249,482)                               0
--------------------------------------------------------------------------------------------------------------------------

Net Cash Provided (Used In ) Operating Activities                              (2,817,847)                         473,528
--------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
           Other assets                                                                                             (2,508)
           Captital expenditures                                                 (493,626)                        (337,080)
--------------------------------------------------------------------------------------------------------------------------

Net cash used in investing activities                                            (493,626)                        (339,588)
--------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
--------------------------------------------------------------------------------------------------------------------------

           Proceeds from initial public offering                                3,772,801
           Proceeds from (payments on) bank and other debt                       (510,831)                         (86,907)
            obligations
--------------------------------------------------------------------------------------------------------------------------

Net cash provided (used in) financing
           activities                                                           3,261,970                          (86,907)
--------------------------------------------------------------------------------------------------------------------------

Net Increase (decrease) in Cash                                                   (49,503)                          47,033

Cash, at beginning of period                                                       88,221                           45,294
--------------------------------------------------------------------------------------------------------------------------

Cash, at end of Period                                                             38,718                           92,327
--------------------------------------------------------------------------------------------------------------------------

                                                                                                                         7


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



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 1997 AND THE THREE MONTHS ENDED SEPTEMBER 30, 1996

REVENUES. Net sales for the three months ended September 30, 1997 were $5,169,000 compared to $4,761,000 for the same period in 1996, an increase of $408,000 or 9%. This increase was attributable to a combination of new product sales of hommus and salmon burgers, growth in core salmon and herring products, and other specialty items, particularly shrimp cocktail.

GROSS MARGIN. Gross margin for the three months ended September 30, 1997 was $1,302,000 compared to $1,121,000 for the same period in 1996, an increase of $181,000 or 16%. As a percentage of net sales, gross margin was 25.2% in the three months versus 23.5% in the same period in 1996. The increase in the gross margin percentage was largely attributable to lower per unit costs resulting from the higher sales volume and increased utilization of the production facilities. However, the increased sales of lower-margin specialty items distributed by the Company somewhat offset the increase in gross margin percentage.

OPERATING EXPENSES. Selling, marketing and administrative expenses for the three months ended September 30, 1997 were $1,620,000 compared to $1,177,000 for the same period in 1996, an increase of $443,000 or 38%. Half of the increase was attributable to selling, marketing and distribution costs, and half of the increase was attributable to administrative expenses. This increase in selling, marketing and distribution costs was attributable to higher distribution and selling costs associated with the increased sales, higher promotional expenses incurred in connection with new products, and new product development expenses for the Company's newest product, salmon nuggets. As a percentage of net sales, selling, marketing and administrative expenses increased to 31.3% from 24.7% for the same period in 1996. The increase in administrative expenses was attributable to costs incurred as a public company that were not incurred as a private company in 1996 and the employment cost of the chief financial officer hired in October, 1996. In addition, a credit was booked in the third quarter of 1996 for professional fees incurred in connection with the initial public offering that had been improperly expensed in the first half of 1996. This credit resulted in an abnormally low level of administrative expenses in the third quarter of 1996.

INTEREST EXPENSE. Interest and other expense, net, for the three months ended September 30, 1997 was $105,000 compared to $102,000 for the same period in 1996, an increase of $3,000 or 3%. This increase was attributable to a decrease in non-recurring other income of $33,000, which was partially offset by a decrease in interest expense resulting from the temporary repayment of debt with proceeds from the Company's initial public offering in January, 1997.

INCOME TAXES. The Company provided for an income tax benefit of $116,000 for the three months ended September 30, 1997, compared to an income tax benefit of $161,000 for the same period in 1996. The income tax benefit in 1997 was comprised of $83,000 of expected future income tax benefits resulting from the loss incurred in the second three months of 1997, and $33,000 representing a partial recognition of the deferred tax asset valuation allowance. The $161,000 income tax benefit in 1996 represented a partial recognition of the deferred tax asset valuation allowance. At September 30, 1997, the Company's valuation allowance was $34,000, compared to $208,000 at September 30, 1996.

NET INCOME AND LOSS. Net loss for the three months ended September 30, 1997 was $307,000 or $0.08 per share compared to net income of $3,000 or $0.00 per share for the same period in 1996, a decrease of $310,000 or $0.08 per share.


COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND THE NINE MONTHS ENDED SEPTEMBER 30, 1996

REVENUES. Net sales for the nine months ended September 30, 1997 were $13,903,000 compared to $13,969,000 for the same period in 1996, a decrease of $66,000 or less than 1%. The decrease was primarily attributable to lower first quarter sales which were reduced by the timing of unusually large orders placed in last year's fourth quarter. New product sales, growth in core salmon products, and growth in other specialty products almost fully offset the overall decrease. New product sales accounted for approximately 3% of gross sales compared to 0% in 1996.

GROSS MARGIN. Gross margin for the nine months ended September 30, 1997 was $3,663,000 compared to $4,016,000 for the same period in 1996, a decrease of $353,000 or 9%. As a percentage of net sales, gross margin was 26.3% in the nine months versus 28.7% in the same period in 1996. The decrease in the gross margin percentage was largely attributable to lower volume sales to a major customer at a negotiated price decrease. Furthermore, promotional price discounts for new hommus and salmon burger products, as well as for shrimp cocktail which the Company has begun to sell in geographic markets in which the Company was previously restricted from selling, resulted in a decrease in the gross margin percentage.

OPERATING EXPENSES. Selling, marketing and administrative expenses for the nine months ended September 30, 1997 were $4,526,000 compared to $4,036,000 for the same period in 1996, an increase of $490,000 or 12%. The increase was primarily attributable to higher promotional expenses incurred to increase distribution particularly for the Company's new products, and new product development. As a percentage of net sales, selling, marketing and administrative expenses increased to 32.6% from 28.9% for the same period in 1996.

INTEREST EXPENSE. Interest and other expense, net, for the nine months ended September 30, 1997 was $271,000 compared to $308,000 for the same period in 1996, a decrease of $37,000 or 12%. This decrease was primarily attributable to a decrease in interest expense resulting from the temporary repayment of debt from the Company's initial public offering in January, 1997, partially offset by a decrease in non-recurring other income of $83,000.

INCOME TAXES. The Company provided for an income tax benefit of $446,000 for the nine months ended September 30, 1997, compared to an income tax benefit of $300,000 for the same period in 1996. The income tax benefit is comprised of $346,000 of expected future income tax benefits resulting from the loss incurred in the first nine months of 1997, and $100,000 representing a partial recognition of the deferred tax asset valuation allowance. The $300,000 income tax benefit in 1996 represented a partial recognition of the deferred tax asset valuation allowance which was $208,000 at September 30, 1996.

NET LOSS. Net loss for the nine months ended September 30, 1997 was $688,000 or $0.19 per share compared to a net loss of $28,000 or $0.01 per share for the same period in 1996, a decrease of $660,000 or $0.18 per share.


FINANCIAL CONDITION

Since December 31, 1996, the Company's key liquidity and capitalization ratios have improved. As of September 30, 1997, the current ratio increased to 2.7 from 1.6. The ratio of long-term debt-to-total capitalization decreased from
0.9 to 0.6.

CASH FLOWS FROM OPERATING ACTIVITIES. Net cash used in operating activities was $2,818,000 for the nine months ended September 30, 1997, compared to net cash provided by operating activities of $474,000 for the same period in 1996. This difference was primarily attributable to a decrease in net income in 1997, decreased collections of accounts receivable in 1997 compared to 1996, increased payments of the Company's accounts payable, and a decrease in income taxes payable. The decreased collections of accounts receivable was largely attributable to the higher amount of receivables outstanding at the end of 1995 which were collected in following months in 1996. The increased payments of the Company's accounts payable was primarily attributable to the Company's delay in 1996 in making payments in order to conserve cash, as well as the Company's taking advantage of purchase price discounts in 1997. Due to the improved financial condition in 1997, no delay in making such payments was deemed necessary. The decrease in income taxes payable was attributable to the payment of income taxes in the first quarter of 1997 for the 1996 fiscal year. In the first quarter of 1996, no payment for federal income taxes was due because federal income tax carryforwards offset taxable income for the 1995 fiscal year.

CASH FLOWS FROM INVESTING ACTIVITIES. Net cash used in investing activities was $494,000 for the nine months ended September 30, 1997, compared to $340,000 for the same period in 1996.

CASH FLOWS FROM FINANCING ACTIVITIES. Net cash provided by financing activities was $3,262,000 for the nine months ended September 30, 1997, compared to net cash used of $87,000 for the same period in 1996. The increase in net cash provided by financing activities was attributable to the net proceeds from the Company's initial public offering, offset by payments under the Company's bank credit facilities.


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


                                    VITA FOOD PRODUCTS, INC.




Date:  November 8, 1997             By:  /s/Stephen D. Rubin
                                       ------------------------
                                            Stephen D. Rubin
                                            President


Date:  November 8, 1997             By:  /s/Jay H. Dembsky
                                       ------------------------
                                            Jay H. Dembsky
                                    Vice President and Chief Financial Officer
                                    (Principal Financial and Accounting Officer)