Form 10KSB
period 1997-03-31
VITA FOOD PRODUCTS INC
filed 1998-03-30
CIK 1024342

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                  Form 10-KSB


           /x/     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934
                     For the Fiscal Year Ended December 31, 1997

                                       Or

          / /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 1-12599

                            VITA FOOD PRODUCTS, INC.
                 ----------------------------------------------
                 (Name of Small Business Issuer in its Charter)



   NEVADA                               #36-3171548
   -------------------------------      -------------------------------------
   (State or other jurisdiction of      (I.R.S. Employer
   incorporation or organization)       Identification No.)

   2222 WEST LAKE STREET
   CHICAGO, ILLINOIS          (312) 738-4500                    60612
   ------------------------   ----------------------            -----
   (Address of principal     Registrant's telephone number     (Zip Code)
   executive offices)        including area code


     Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of Each Class                                    Name of Each Exchange On Which Registered
-------------------------------                        ------------------------------------------
COMMON STOCK, PAR VALUE $.01 PER SHARE                  AMERICAN STOCK EXCHANGE & CHICAGO STOCK EXCHANGE
REDEEMABLE COMMON STOCK PURCHASE WARRANTS               AMERICAN STOCK EXCHANGE & CHICAGO STOCK EXCHANGE

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X      No
     ---        ---

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ____

State issuer's revenues for the most recent fiscal year.  $21,949,884

Shares of common stock, par value $.01 outstanding at March 20, 1998 - 3,700,000. Aggregate market value of such shares held by non-affiliates as of that date - $2,681,769.

Documents Incorporated by Reference:  None

Transitional Small Business Disclosure Format (check one):

Yes       No   X
    ---       ---

                                     PART I


ITEM 1. BUSINESS

INTRODUCTION

     The Company has been engaged in the sale of specialty food products under the VITA brand name for over 65 years. The Company believes that its long history of producing and marketing quality products has created a strong recognition of the VITA brand name among consumers and has enabled the Company to build an extensive national distribution network of established food brokers for the sale of its products to supermarket chains and wholesale clubs (collectively "Supermarkets") and to institutional/food service operations, such as restaurant chains, hotels, country clubs, cruise lines and other bulk purchasers (collectively "Institutional Purchasers"). Historically, the Company has increased its sales through acquisitions which have enabled the Company to add new product lines and expand its existing product lines. The Company believes that "VITA" with its accompanying logo is the most widely recognized, and the only nationally recognized, brand name in herring products and cured and smoked salmon products. The Company is one of the leading processors of herring products, and cured and smoked salmon products in the United States and has been producing and selling herring products for over 65 years and cured and smoked salmon products for over 25 years. The Company's products include a variety of cuts of pickled herring in cream and wine based sauces, and lox and nova salmon. The Company markets other complementary specialty food products, such as cream cheese with salmon, shrimp cocktail, hommus products, horseradish products, and cocktail and tartar sauces, that it purchases from third party food producers and markets under the VITA brand name pursuant to co-packing arrangements. The Company markets and, in some cases, also produces related specialty food products under other brand names, some of which are recognized regional brand names, in certain regions of the country, that have been licensed to the Company.


COMPANY BACKGROUND


     Although it had been selling herring products for a number of years prior to its incorporation, the Company was originally incorporated as Vita Food Products, Inc. in 1928. In 1968, Brown and Williamson Tobacco Company, a British company, purchased the Company. The Company was then acquired by Dean Foods Company in 1978. In 1982, Mr. Stephen D. Rubin and Mr. Clark L. Feldman, on behalf of an investor group (the "Investors"), negotiated the acquisition of the Company from Dean Foods Company and became the Company's largest shareholders. On September 20, 1996, the Company reincorporated in the State of Nevada through a merger of Vita Food Products, Inc., an Illinois corporation ("Vita-Illinois"), and V-F Acquisition, Inc., an Illinois corporation that was the largest shareholder of Vita-Illinois, into the Company, a Nevada corporation formed for the purpose of effecting the reincorporation. On January 23, 1997, the Company completed an initial public offering of shares of its common stock and redeemable common stock purchase warrants resulting in net proceeds before expenses of approximately $4.1 million (the "Initial Public Offering").


GROWTH STRATEGY


     The Company's long-term growth strategy is to focus on acquisitions and capitalize on the goodwill associated with the VITA brand name and the strength of its national distribution network to increase its market share for its existing products and to introduce and market complementary new specialty food products, which will be sold under either the VITA brand name or other brand names purchased or licensed from third parties. The Company intends to implement its growth strategy through acquiring, or entering into joint ventures with, companies producing complementary specialty food products, introducing and developing new products and increasing its marketing efforts. The Company's production facility often operates at full capacity and the Company, in order to accommodate its anticipated growth, intends to construct a new facility (the "Improved Facility").

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

     SALMON

     The Company, using only premium and quality grades of salmon primarily from Southeastern Alaska and Canada, cures, smokes, and slices the salmon for most of its salmon products. The Company's retail salmon products are packaged and sold either refrigerated or frozen to Supermarkets. The institutional cured and smoked salmon products are packaged in bulk containers, including three pound trays, and sold refrigerated or frozen to Institutional Purchasers. Salmon consumption has been increasing over the past five years and salmon now represents the fourth most popular type of seafood consumed in the United States. The Company's salmon products are generally served as part of buffets at parties, particularly during the Christmas holiday season, or as a traditional brunch item with bagels. The salmon products are also served as appetizers at formal parties and are being more frequently used as light meals. The Company's salmon products include "VITA Lox Salmon," "VITA Nova Salmon," and "VITA Pastrami Salmon." The Company also distributes imported Scottish smoked salmon under the "ROYAL HIGHLAND" and "HIGHLAND CREST" licensed brand names. Other products sold under the VITA label include the VITA LEAN Salmon Burger, VITA Salmon Nuggets, and VITA Salmon Spread.


     OTHER SPECIALTY PRODUCTS

     The Company sells a number of spreads and condiments, including horseradish products, cream cheese with smoked salmon, cocktail and tartar sauces, shrimp cocktail and hommus products. These products are used as appetizers, snacks, and condiments to accompany light meals and holiday trays.

These products are marketed by the Company under the VITA brand name, but produced by third parties pursuant to co-packing arrangements.

     NEW PRODUCTS

     The Company's new products are either products developed by the Company, products acquired through acquisitions of other companies, or products marketed under co-packing arrangements or distribution agreements. The Company introduced "VITA HEAVENLY HOMMUS!" in September, 1996, the "VITA LEAN SALMON BURGER" in November, 1996, and "VITA SALMON NUGGETS" in September, 1997. The salmon burger and salmon nugget products were developed by the Company while the hommus products are marketed under a co-packing arrangement. The Company intends to capitalize on its national distribution network and the strong recognition of the VITA brand name to generate sales of these products. In order to introduce these products, the Company incurs costs for development and distribution which are significant relative to current sales levels. It is expected that as sales of these products grow, the development and distribution costs will decline on a relative basis. The Company believes that through the introduction of new non-seasonal products, it can, over time, reduce the variability in its quarterly operating results by increasing sales during the second and third quarters of each year.



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


     The Company enters into an agreement with each food broker which grants the food broker an exclusive territory in which to sell VITA products and sets forth the amount of commissions to be paid on such sales by the Company. Such agreements do not permit the Company to make sales directly to Supermarkets located in a food broker's exclusive territory unless the Company pays the food broker the commission which it would have earned. The agreements are terminable by either party upon 30 days' notice. The Company believes such terms are standard in the Company's industry. The food brokers sell the Company's products in both the retail and institutional/food service markets. The retail market, consisting of Supermarkets has generally accounted for approximately 80% of the Company's net sales while Institutional Purchasers have accounted for the remaining 20% of net sales. Approximately 90% of the Company's net sales to Supermarkets are made through food brokers while the remaining 10% of net sales to Supermarkets are made directly by the Company. Products purchased through food brokers by Supermarkets that are shipped directly to the Supermarkets' warehouses have generally accounted for 65% of the 90% of net sales to the retail market. Products purchased through food brokers by food distributors for resale to Supermarkets have accounted for 35% of the 90% of net sales to the retail market. Approximately 90% of the Company's net sales to Institutional Purchasers are made through food brokers, including international distributors, while the remaining 10% of net sales are made to Institutional Purchasers directly by the Company.


CUSTOMERS/SALES BY REGION


     The Company's customers include large regional supermarket chains and wholesale clubs throughout the country. The Company's products sold under the VITA brand name are particularly well known in New York City and the surrounding metropolitan area ("NYC"). Approximately 11% of the Company's 1997 net sales were to customers located in NYC, including Waldbaum's, A & P, Shop-Rite and Supermarket General. Approximately 19% of the Company's 1997 net sales were to customers located in the Northeast, excluding NYC, including Stop & Shop, Shaw's and Wegman's. Approximately 21% of the Company's 1997 net sales were to customers in the Southeast, including Publix and Winn-Dixie. Approximately 35% of the Company's 1997 net sales, including sales of the ELF brand of herring, were to customers located in the Midwest, including Super Valu, Jewel, Dominick's and Meijer's. Approximately 13% of the Company's 1997 net sales were to customers located in the West, including Safeway, Fred Meyer and Albertson's. Approximately 1% of the Company's 1997 net sales were to customers located outside the U.S.

     The Company's largest customer represented more than 10% of its net sales in 1996, but not more than 10% of its net sales in 1997. This customer is a large supermarket chain with five regional divisions located in the Southeast. The purchasing decisions of each regional division are made independently. The Company does not have a long-term contractual relationship with this customer. The Company believes the loss of this customer would have a material adverse affect on the Company's business, financial condition and results of operations. However, the Company believes the loss of this customer is unlikely. In addition, because each regional division makes its purchasing decisions independently, the Company believes that it is not likely to lose all of the divisions even if it were to lose one or more of such divisions.


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

PRODUCT RETURN POLICY


     The Company guarantees the sale of most of its products sold in Supermarkets, which sales represent approximately 80% of all the Company's sales. This guarantee helps ensure that consumers receive fresh products. Under the guarantee, products not sold before their expiration date are either returned to the Company through its food brokers or are disposed of by the Supermarkets or food distributor. A credit is then issued to the Supermarket or food distributor. The Company has established a reserve to be used for credits for product returns and believes, based on its historical return rates which have been fairly consistent over the past several years, that this reserve is adequate to fund all foreseeable product return credits.

PRODUCTION

     PRODUCTION FACILITY


     The Company produces, packages, stores, and distributes its herring and salmon products at the Company-owned facility located in Chicago, Illinois.
The Company's facility is located on 125,600 square feet of contiguous land. The facility contains approximately 82,200 square feet of space, including approximately 65,000 square feet of production space, approximately 13,900 square feet of refrigerated storage space, and approximately 3,300 square feet of office space. The Company stores and distributes its products through over 30 warehouse facilities owned by third parties which are located throughout the United States.

     As of March 20, 1998, the Company anticipates constructing the Improved Facility during the next 6 to 12 months. The Company believes the Improved Facility is necessary to implement the Company's growth strategy and will result in increased production capacity, increased production efficiencies, and other overall cost savings. There can be no assurance that the Company will not encounter quality or capacity difficulties, or experience production delays, in connection with the anticipated construction of the Improved Facility. These factors could have an adverse short-term effect on the Company's results of operations. The Company intends to finance the construction of the Improved Facility, currently projected to cost $6,000,000 - $8,000,000, through the use of one or more financing options, which may include, among others, industrial revenue bond financing and conventional bank financing.


     SUPPLIERS


     The Company relies on outside suppliers for its herring and salmon requirements. The Company currently purchases most of its herring from Cold Ocean Inc. (formerly known as Barry's Limited) (the "Supplier"), a specialty herring harvester and processor located in Canada, pursuant to a supply agreement. The Company has been purchasing herring from the Supplier since the Company began operations over 65 years ago. Under the agreement, the Supplier has the option to supply 90% of the Company's annual requirements for herring, provided it sells the herring at the same prices which the Company would pay if it purchased herring elsewhere. The Supplier guarantees the first priority of supply of herring to the Company, in an amount necessary to satisfy the Company's requirements. The Company currently purchases its salmon from a number of sources. The Company believes that there are other suppliers of herring and salmon from which the Company could meet its requirements, if necessary. Pursuant to a distributorship agreement, the Company distributes imported Scottish smoked salmon under the licensed brand names ROYAL HIGHLAND and HIGHLAND CREST.


     QUALITY CONTROL


     The Company believes that it was one of the first processors of herring products and cured and smoked salmon products to institute quality control procedures and that its quality control procedures are among the most stringent in this market. The Company has two full-time employees in its Quality Control Department. The primary responsibility of these employees is to insure the quality of its products by overseeing the production process and by frequently testing the consistency of the products as they are produced. The products produced through co-packing arrangements are subject to both the quality control procedures of the co-packing company and the same frequent product testing that is required of the Company's products under its quality control procedures.

COMPETITION

      The market for the Company's products is highly competitive. The Company believes that consumers choose herring products and salmon products as well as its other specialty products based primarily on product quality and price. Although the Company's competitors are primarily small, regional food processors and producers, certain of the Company's competitors may have greater financial and other resources than the Company and may offer lower prices on comparable products. Since a key competitive factor among producers of cured and smoked salmon products and herring products is price, even smaller regional companies may be able to compete effectively against the Company due to reduced shipping costs. While the Company believes its prices are competitive for the quality level of its products, the Company relies primarily on the recognition of the VITA brand name, its reputation for selling quality products, and the strength of its distribution network. The Company's main competitors in the herring product and cured and smoked salmon product market are Lassco, Mama's and Nathan's, among others. The Company believes it is the only independent company with national distribution capabilities in this market.


ENVIRONMENTAL MATTERS

     In the ordinary course of its production process, spillage and cleaning results in a high concentration of sugars and vinegars, which create Biological Oxygen Demands ("BODs") as well as fats, oils and greases ("FOGs"), both of which enter the waste water treatment system. The Company is assessed a user charge by the Metropolitan Water Reclamation District (the "District"), based in part on the costs of treating this waste water. If the level of FOGs entering the waste water treatment system exceed a specified level over a specified period of time, the District, following certain procedural requirements, has the authority to fine the Company or to temporarily close the Company's production facility. The level of FOGs resulting from the Company's production process has occasionally exceeded this specified level in the past on a temporary basis but not for any extended period of time. The Company has no reason to believe that this level will be exceeded for any extended period of time in the future. The District has not initiated or threatened to initiate proceedings against the Company for violating specified levels for FOGs. The Company expects the improved facility will significantly decrease or eliminate BODs and FOGs and therefore, reduce user charges.

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

     The Company has also licensed certain brand names, such as ELF, ROYAL HIGHLAND and HIGHLAND CREST. Based on sales of the herring products marketed under the "ELF" trademark, the Company believes there is widespread consumer recognition of that brand name in the Midwest region of the country. The Company obtained all of Lyon Food's rights to the "ELF" trademark in connection with herring products from Food Marketing Corp. pursuant to the terms of a letter agreement (the "Letter Agreement"). Ownership of the "ELF" trademark was transferred by Food Marketing Corp. to SuperValu, Inc., which affirmed Lyon Food's right to use the mark as set forth in the Letter Agreement and consented to the right to use the trademark in connection with smoked fish products. The Letter Agreement is terminable upon six months notice to the Company. The Company has licensed the ROYAL HIGHLAND and HIGHLAND CREST brand names, under which the Company distributes imported Scottish smoked salmon. The Company believes that these brand names will develop substantial goodwill over time. The Company has the right to use the HIGHLAND CREST and ROYAL HIGHLAND brand names under the terms of an exclusive distributorship agreement that expires in December, 1999, but is renewable for successive 5-year intervals upon written agreement of both parties. The Company sells its hommus products under the recently applied for federal trademark "HEAVENLY HOMMUS!," sells its salmon burger under the registered federal trademark "VITA LEAN," and has applied for registration of the trademark "SALMON SLAMMERS" for use in marketing its salmon nugget products to Institutional Purchasers. The Company is not aware of any names or marks which infringe any of those the Company uses. Although the Company sells products under a number of other brand and trade names, such other brand or trade names are not material to the Company's marketing strategy. The Company also uses various recipes and proprietary formulations in its products which it maintains as trade secrets. The Company does not believe its business is otherwise dependent upon any patent, license, trademark, service mark or copyright.


PRODUCT LIABILITY INSURANCE

      The Company currently maintains product liability insurance for its products with limits of $1,000,000 per ccurrence and $10,000,000 in the aggregate, per annum. There can be no assurance that the Company's insurance will be adequate to cover future product liability claims, or that the Company will be able to maintain adequate product liability insurance at commercially reasonable rates.


EMPLOYEES

      At February 24, 1998, the Company had 120 full-time employees. Additionally, approximately up to 80 workers are hired on a temporary basis each year to meet seasonal production demands. Except for supervisors, all production employees are represented by the Local 546 United Food & Commercial Workers, International Union and maintenance employees are represented by the Local 399 International Union of Operating Engineers. The Company has not experienced any work stoppages since the Company was acquired by the Investors in 1982. The Company considers its relations with its employees to be good.


GOVERNMENT REGULATION

     The manufacture, processing, packaging, storage, distribution and labeling of food products are subject to extensive federal and state laws and regulations. In the United States, the Company's business is subject to regulation by the Food and Drug Administration (the "FDA"). Applicable statutes and regulations governing food products include "standards of identity" for the content of specific types of foods, nutritional labeling and serving size requirements. The Company believes that its current products satisfy, and its new products will satisfy, all applicable regulations and that all of the ingredients used in its products are "generally recognized as safe" by the FDA for the intended purposes for which they will be used.


ITEM 2.  PROPERTIES

      The Company's facility is located on 125,600 square feet of contiguous land. The facility contains approximately 82,200 square feet of space, including approximately 65,000 square feet of production space, approximately 13,900 square feet of refrigerated storage space, and approximately 3,300 square feet of office space. American National Bank and Trust Company of Chicago ("ANB") has a mortgage on this facility. The Company intends to construct the Improved Facility in the next six to twelve months. See the section captioned " Production-Production Facility" In Item I of this Report.

ITEM 3.  LEGAL PROCEEDINGS

     The Company is not currently involved in any material pending legal proceedings and is not aware of any material legal proceedings threatened against it.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.




                                    PART II


ITEM 5. MARKETS FOR REGISTRANT'S COMMON STOCK, WARRANTS AND RELATED STOCKHOLDER MATTERS



     The shares of Common Stock and Redeemable Common Stock Purchase Warrants began trading on the Chicago Stock Exchange on January 17, 1997, and on the American Stock Exchange on May 12, 1997. The Company's Common Stock is traded on the American Stock Exchange and Chicago Stock Exchange under the symbol "VSF". The Company's Warrants are traded on the American Stock Exchange and Chicago Stock Exchange under the symbol "VSF.WS." The Company believes that as of March 17, 1998 there were 39 holders of record of the Company's Common Stock and 10 holders of record of the Company's Warrants.


     The Company has never paid a cash dividend on its common stock and currently anticipates that all of its earnings will be retained for use in the operation and expansion of its business.


     The following table set forth the composite market price per share for the Common Stock and Warrants of the Company.

                                            Common Stock Market Price
                                                High            Low
         ------------------------------------------------------------
          1997
          ----
          1st Quarter (from January 17)          6              4 3/8
          2nd Quarter                            6              3 3/8
          3rd Quarter                            3 1/2          2 3/4
          4th Quarter                            2 7/8          1 1/4



                                                Warrant Market Price
                                                 High           Low
          -----------------------------------------------------------
          1997
          ----
          1st Quarter (from January 17)           3/4             1/8
          2nd Quarter                             7/16            1/4
          3rd Quarter                             3/8             1/8
          4th Quarter                             3/8             1/8

ITEM 6.  SELECTED FINANCIAL DATA



     The selected financial data with respect to the Company's statements of operations for each of the years in the two year period ended December 31, 1997 and the balance sheet data as of December 31, 1997 and 1996 are derived from the Company's audited financial statements. The financial data should be read in conjunction with the financial statements and notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations," included elsewhere herein.


                                                                                   YEARS ENDED
                                                                                   DECEMBER 31,
                                                                        ---------------------------------
STATEMENT OF INCOME DATA:                                                  1996                   1997
                                                                        ---------             -----------
                                                                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
  Net sales.....................................                          $22,688               $21,950
  Cost of goods sold............................                           15,588                16,075
                                                                        ---------             ---------
  Gross margin..................................                            7,100                 5,875
  Selling, marketing and administrative expenses                            5,883                 6,561
                                                                        ---------             ---------
  Operating profit (loss).......................                            1,217                  (686)
  Interest and other, net.......................                              464                   392
                                                                        ---------             ---------
  Income (loss) before income tax benefit.......                              753                (1,078)
  Income tax benefit............................                              (65)                 (150)
                                                                        ---------             ---------
  Net income (loss).............................                          $   818               $  (928)
                                                                        =========             =========
  Basic and diluted earnings
    (loss) per common share.....................                          $  0.28               $ (0.25)
  Weighted average number of common
   shares outstanding............................                       2,960,000             3,667,100
                                                                        =========             =========


                                                                                   YEARS ENDED
                                                                                   DECEMBER 31,
                                                                        ---------------------------------
STATEMENT OF INCOME DATA:                                                  1996                   1997
                                                                        ---------             -----------
  Net sales....................................                             100.0%                100.0%
  Cost of goods sold...........................                              68.7                  73.2
                                                                        ---------             ---------
  Gross margin.................................                              31.3                  26.8
  Selling, marketing and administrative
    expenses...................................                              25.9                  29.9
                                                                        ---------             ---------
  Operating profit (loss)......................                               5.4                  (3.1)
  Interest and other, net......................                               2.1                   1.8
                                                                        ---------             ---------
  Income (loss) before income tax benefit......                               3.3                  (4.9)
                                                                        ---------             ---------
  Income tax benefit...........................                              (0.3)                 (0.7)
                                                                        ---------             ---------
  Net income (loss)............................                               3.6%                 (4.2)%
                                                                        =========             =========

                                                                                   YEARS ENDED
                                                                                   DECEMBER 31,
                                                                        ---------------------------------
BALANCE SHEET DATA:                                                        1996                   1997
                                                                        ---------             -----------
                                                                                     (IN THOUSANDS)
  Working capital...............................                          $ 3,228               $ 5,307
  Total assets..................................                           11,340                11,148
  Current liabilities...........................                            5,335                 3,377
  Long-term debt................................                            5,419                 4,953
  Shareholders' equity..........................                              586                 2,818

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS COMPARISON OF THE YEAR ENDED DECEMBER 31, 1997 AND THE YEAR ENDED DECEMBER 31, 1996

REVENUES. Net sales for the year ended December 31, 1997 were $21,950,000 compared to $22,688,000 for the year ended December 31, 1996, a decrease of $738,000 or 3%. The decrease was primarily attributable to the timing of unusually large orders placed in the fourth quarter of 1996 which resulted in lower first quarter 1997 orders. Increases from sales of newer products, including hommus, salmon burgers, and salmon nuggets, offset a 3% decrease in sales of core herring and salmon products. New product sales accounted for approximately 3% of sales in 1997 compared to 0% in 1996.

GROSS MARGIN. Gross margin for the year ended December 31, 1997 was $5,875,000 compared to $7,100,000 for the year ended December 31, 1996, a decrease of $1,225,000 or 17%. As a percentage of net sales, gross margin was 26.8% in the year versus 31.3% in 1996. The decrease in the gross margin percentage was largely attributable to several factors, including: 1) lower volume sales to a major customer at a lower negotiated price; 2) a combination of pricing pressures from customers and higher production costs; and 3) promotional discounts required to introduce the Company's newer products and to introduce the Company to new geographic (primarily western U.S.) markets.


OPERATING EXPENSES. Selling, marketing and administrative expenses for the year ended December 31, 1997 were $6,561,000 compared to $5,883,000 for the year ended December 31, 1996, an increase of $678,000 or 12%. The increase was primarily attributable to higher marketing and selling expenses incurred to increase distribution of the Company's newer products and to develop or further develop newer products, higher overall levels of promotion for core products, and increases in administrative expenses incurred as a result of operating as a public company. As a percentage of net sales, selling, marketing and administrative expenses increased to 29.9% from 25.9% for the same period in 1996.


INTEREST AND OTHER EXPENSE. Interest and other expense, net, for the year ended December 31, 1997 was $391,000 compared to $464,000 for the year ended December 31, 1996, a decrease of $73,000 or 16%. This decrease was primarily attributable to a decrease in interest expense resulting from the payments under the Company's bank credit facilities with proceeds from the Company's initial public offering in January, 1997, and was partially offset by a decrease in non-recurring other income of $83,000.

INCOME TAXES. The Company provided for an income tax benefit of $150,000 for the year ended December 31, 1997, compared to an income tax benefit of $65,000 for the year ended December 31, 1996. Based on its projected pretax income for the year ended December 31, 1998, which would allow the Company to partially utilize its net operating loss carryforwards, the Company determined that a partial recognition of the deferred tax asset valuation allowance was appropriate. The Company determined, as of December 31, 1997, that it was more likely than not that it would not be able to fully realize the remaining net deferred tax assets. The Company based this determination on the uncertainty of the effects on future pretax income of the Company's acquisition strategy
and its planned construction of the Improved Facility.   The 1997 income tax
benefit is comprised of $412,000 of expected future income tax benefits resulting from the loss incurred, offset by an increase in the deferred tax asset valuation allowance of $262,000. The 1996 income tax benefit is comprised of $235,000 of income tax expense resulting from the income incurred, offset by a decrease in the deferred tax asset valuation allowance of $300,000. The deferred tax asset valuation allowance was $396,000 at December 31, 1997 and was $134,000 at December 31, 1996.

NET INCOME (LOSS). Net loss for the year ended December 31, 1997 was $928,000 or a basic and diluted loss of $0.25 per share, compared to net income of $818,000 or basic and diluted earnings of $0.28 per share for the year ended December 31, 1996, a decrease of $1,746,000 or $0.53 per share.


SEASONALITY; QUARTERLY RESULTS

     The following table sets forth net sales information for each of the Company's last 20 quarters. This unaudited net sales information has been prepared on the same basis as the annual information presented elsewhere in this Form 10-KSB and, in the opinion of management, reflects all adjustments (consisting of normal recurring entries) necessary for a fair presentation of the information presented. Net sales for any quarter are not necessarily indicative of sales for any future period.




                                          NET SALES
                              ----------------------------------
                               FIRST   SECOND    THIRD   FOURTH
YEAR                          QUARTER  QUARTER  QUARTER  QUARTER
----                          -------  -------  -------  -------
                                        (in thousands)
1993 .....................     $4,145   $2,749   $3,858   $6,019
1994 .....................      4,285    3,108    3,892    6,508
1995 .....................      4,454    4,011    4,580    8,365
1996 .....................      5,516    3,692    4,761    8,719
1997 .....................      4,722    4,013    5,169    8,046

     The following table sets forth net income (loss) information for each of the Company's last 20 quarters. This unaudited net income information has been prepared on the same basis as the annual information presented elsewhere in this Form 10-KSB and, in the opinion of the management, reflects all adjustments (consisting of normal recurring entries) necessary for a fair presentation of the information presented. Net income (loss) for any quarter is not necessarily indicative of net income (loss) for any future period.


                                     NET INCOME (LOSS) (3)
                              ------------------------------------
                               FIRST   SECOND    THIRD     FOURTH
YEAR                          QUARTER  QUARTER  QUARTER   QUARTER
----                          -------  -------  --------  --------
                                         (in thousands)
1993 .....................      $(91)   $(577)      $141      $626
1994 .....................        10     (427)      (121)      810
1995(1) ..................        63     (270)      (548)(2)   886
1996 .....................        69     (100)         3       846
1997 .....................      (162)    (219)      (307)     (240)(4)

________________________

(1) The Company incurred, non-recurring unusual, expenses in 1995 which consisted of an Arbitration Award of $356,000, expenses of $110,000 incurred in consolidating the herring production line operations of Lyon Food with the Company's existing production facilities, expenses of $83,000 incurred in establishing the Bank Credit Facilities and legal fees and expenses totaling $62,000 paid to Company counsel in connection with the Arbitration.

(2)  The Arbitration Award of $356,000 was paid in the third quarter of 1995.

(3) Income taxes (benefit) are not presented in 1993, 1994 and 1995 due to the Company's utilization of net operating loss carryforwards to offset taxable income and due to the 100% valuation allowance applied against the deferred tax asset. In 1996, the Company recognized $316,000 of the prior year's deferred tax asset valuation allowance. In 1997, the Company increased the valuation allowance by $262,000.

(4) The 1997 fourth quarter loss is not typical for the Company's historical fourth quarter financial performance. The loss in the fourth quarter of 1997 was due, in part, to several factors including lower sales and profit margins, increased promotional activity for the Company's newer products and new geographic markets, and non-recurring production expenses from products which did not meet our quality specifications. Management has taken and will take steps, including the construction of the Improved Facility, to try to return the Company's future fourth quarter performance to historical levels.


     The Company has in the past and expects in the future to experience significant fluctuation in quarterly operating results. As the tables indicate, historically the Company's net sales and net income have typically been the highest in the fourth quarter of each year. The Company's business is seasonal because its sales volume increases significantly during the Christmas holiday season and, to a lesser extent, during other holidays in the Fall and Spring and periods of colder weather in certain sections of the country. Certain of these holidays, including Passover, Easter, Yom Kippur and Rosh Hashanah, may fall in different quarters in different years and could cause the Company's quarterly operating results to fluctuate in the future.



LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 1997, the Company had $5,307,000 in working capital, compared to $3,228,000 at December 31, 1996. Working capital was favorably impacted by the funds from the initial public offering in January, 1997.



     At December 31, 1997, the Company had $108,000 in cash, and a revolving credit facility of $5,250,000 and term facility of $1,500,000 with ANB which expire on April 30, 1999. Amounts outstanding under these facilities at December 31, 1997 were $3,900,000 and $1,002,000, respectively. The rate of interest on both facilities is the lender's prime rate. The facilities contain customary representations, warranties, and covenants. At December 31, 1997 the Company was in compliance with the covenants under the Bank Agreement.

     As of March 20, 1998, the Company anticipates constructing the Improved Facility during the next 6 to 12 months. The Company currently anticipates obtaining most of required funds through the use of one or more financing options which may include, among others, industrial revenue bond financing and conventional bank financing. See the section captioned "Production-Production Facility" in Item 1 of this Report. Based on currently proposed plans and assumptions relating to its operations, the Company believes it has sufficient capital resources with its current bank facilities and the expected financing for the Improved Facility to meet its operating requirements in the foreseeable future.

     Since December 31, 1996, the Company's key liquidity and capitalization ratios have improved. As of December 31, 1997, the current ratio increased to
2.6 from 1.6. The ratio of long-term debt-to-total capitalization decreased from 0.9 to 0.6.

CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES. Net cash used in operating activities was $2,793,000 for the year ended December 31, 1997, compared to net cash provided by operating activities of $1,014,000 for the year ended December 31, 1996. This difference was primarily attributable to a decrease in net income in 1997, decreased collections of accounts receivable in 1997 compared to 1996, increased payments of the Company's accounts payable, and a decrease in income taxes payable, offset by a decrease in inventories. The decreased collections of accounts receivable was largely attributable to the higher amount of receivables outstanding at the end of 1995 which were collected in following months in 1996. The increased payments of the Company's accounts payable was primarily attributable to the Company's delay in 1996 in making payments in order to conserve cash, as well as the Company's taking advantage of purchase price discounts in 1997. Due to the improved financial condition in 1997, no delay in making such payments was deemed necessary. The decrease in income taxes payable was attributable to the payment of income taxes in the first quarter of 1997 for the 1996 fiscal year. In the first quarter of 1996, no payment for federal income taxes was due because federal income tax carryforwards offset taxable income for the 1995 fiscal year. The decrease in inventories was attributable to the lower sales activity and the Company's increased efforts in controlling inventory levels.

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES. Net cash used in investing activities was $449,000 for the year ended December 31, 1997, compared to $456,000 for the year ended December 31, 1996.

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES. Net cash provided by financing activities was $3,262,000 for the year ended December 31, 1997, compared to net cash used of $515,000 for the year ended December 31, 1996. The increase in net cash provided by financing activities was attributable to the net proceeds from the Company's initial public offering, offset by payments under the Company's bank credit facilities.

INFLATION

     Inflation has historically not had a material effect on the Company's operations.

YEAR 2000

     In prior years, certain computer programs were written using two digits rather than four to define the applicable year. These programs were written without considering the impact of the upcoming change in the century and may experience problems handling dates beyond the year 1999. This could cause computer applications to fail or to create erroneous results unless corrective measures are taken. Incomplete or untimely resolution of the Year 2000 issue could have a material adverse impact on the Company's business, operations or financial condition in the future.

     The Company has been assessing the impact that the Year 2000 issue will have on its computer system. The Company plans to implement and test solutions to any Year 2000 deficiencies prior to any impact on the Company's systems. The Company is also surveying critical suppliers and customers to determine the status of their Year 2000 compliance programs. Based on our work to date, and assuming that our plans to solve any Year 2000 deficiencies, which continue to evolve, can be implemented as planned, we believe future costs relating to the Year 2000 issue will not have a material impact on the Company's financial position, results of operations or cash flows.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

     In March, 1997, the FASB issued SFAS 128, "Earnings Per Share." The new standard simplifies the standards for computing earnings per share and requires presentation of two new amounts, basic and diluted earnings per share. The Company adopted this standard for the fiscal year ended December 31, 1997.

In June 1997, the Financial Accounting Standards Board ("FASB") issued two new disclosure standards, SFAS No. 130, "Reporting Comprehensive Income," and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information."

SFAS No. 130 establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. This standard is effective for the Company's financial statements commencing in 1998.

SFAS No. 131 supercedes SFAS No. 14, "Financial Reporting for Segments of Business Enterprise," and establishes standards for the way that public enterprises report information about operating segments in financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas and major customers. This standard is effective for the Company's financial statements in 1998.

In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," which revises employers' disclosures about pension and other postretirement benefit plans. SFAS No. 132 is effective for the financial statements for periods beginning after December 15, 1997 and require comparative information for earlier years to be restated.

SFAS No.'s 130, 131, and 132 currently do not apply to the Company.


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

ITEM 8.  FINANCIAL STATEMENTS


     Listed below are the financial statements and supplementary data included in this part of the Annual Report on Form 10-KSB:

(a)  Financial Statements                               Page No.
     --------------------                               --------
        Report of Independent                              16
        Certified Public Accountants

        Balance Sheets at December 31, 1996             17 - 18
        and at December 31, 1997

        Statements of Operations for the years ended       19
        December 31, 1996 and 1997

        Statements of Shareholders' Equity for             20
        the years ended December 31, 1996 and 1997

        Statements of Cash Flow for the years ended        21
        December 31, 1996 and 1997
        Notes to Financial Statements                   22 - 32

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors
Vita Food Products, Inc.

We have audited the accompanying balance sheets of Vita Food Products, Inc. as of December 31, 1996 and 1997, and the related statements of operations, shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Vita Food Products, Inc. at December 31, 1996 and 1997, and the results of its operations and cash flows for the years then ended, in conformity with generally accepted accounting principles.



                                                                BDO Seidman, LLP


Chicago, Illinois
February 28, 1998

                           VITA FOOD PRODUCTS, INC.

                                 BALANCE SHEETS






December 31,                                                                          1996             1997
-----------------------------------------------------------------------------------------------------------------
ASSETS (Note 3)
Current Assets
  Cash                                                                             $      88,221    $     107,933
  Accounts receivable - trade, net of allowance for returns and
    doubtful accounts of $190,000 and $322,000 in 1996 and 1997                        3,212,157        3,560,519
  Income tax receivable                                                                        -          250,000
  Inventories
    Raw materials and supplies                                                         3,167,911        2,650,805
    Work in process                                                                      168,604          135,157
    Finished goods                                                                     1,473,172        1,516,246
  Prepaid expenses and other current assets                                              152,845          262,533
  Deferred income taxes (Note 4)                                                         300,000          200,000
-----------------------------------------------------------------------------------------------------------------
Total Current Assets                                                                   8,562,910        8,683,193
-----------------------------------------------------------------------------------------------------------------
Property, Plant and Equipment
  Building and improvements                                                            1,379,056        1,399,077
  Machinery and office equipment                                                       3,984,517        4,473,138
-----------------------------------------------------------------------------------------------------------------
                                                                                       5,363,573        5,872,215
  Less accumulated depreciation and amortization                                       3,337,129        3,657,788
-----------------------------------------------------------------------------------------------------------------
                                                                                       2,026,444        2,214,427
  Land                                                                                    35,000           35,000
-----------------------------------------------------------------------------------------------------------------
Net Property, Plant and Equipment                                                      2,061,444        2,249,427
-----------------------------------------------------------------------------------------------------------------
Other Assets (including deferred public offering costs of
  $613,028 in 1996) (Note 9)                                                             715,677          215,444
-----------------------------------------------------------------------------------------------------------------
                                                                                   $  11,340,031    $  11,148,064
=================================================================================================================

                                 See accompanying notes to financial statements.

                           VITA FOOD PRODUCTS, INC.

                                BALANCE SHEETS




December 31,                                                                             1996             1997
----------------------------------------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
  Current maturities of long-term obligations (Note 3)                            $     307,403    $     322,076
  Accounts payable                                                                    3,455,681        1,488,241
  Accrued expenses (Notes 2 and 5)                                                    1,322,171        1,566,182
  Income taxes payable                                                                  249,482                -
----------------------------------------------------------------------------------------------------------------
Total Current Liabilities                                                             5,334,737        3,376,499
----------------------------------------------------------------------------------------------------------------
Long-Term Obligations, less current maturities (Note 3)                               5,419,159        4,953,242
----------------------------------------------------------------------------------------------------------------
Commitments and Contingencies (Notes 5, 6, and 10)

Shareholders' Equity (Notes 8 and 9)
  Preferred stock, $.01 par value, authorized 1,000,000 shares;
    none issued                                                                               -                -
  Common stock, $.01 par value; authorized 10,000,000 shares;
    issued and outstanding 2,950,000 and 3,700,000 shares                                29,500           37,000
  Additional paid-in capital                                                            196,000        3,348,273
  Retained earnings (deficit)                                                           360,635         (566,950)
----------------------------------------------------------------------------------------------------------------
Total Shareholders' Equity                                                              586,135        2,818,323
----------------------------------------------------------------------------------------------------------------
                                                                                  $  11,340,031    $  11,148,064
================================================================================================================

                                 See accompanying notes to financial statements.

                              VITA FOOD PRODUCTS

                            STATEMENTS OF OPERATIONS



Year ended December 31,                                     1996             1997
-------------------------------------------------------------------------------------
Net Sales (Note 7)                                    $  22,687,765    $   21,949,884
Cost of Goods Sold (Note 5)                              15,587,552        16,075,084
-------------------------------------------------------------------------------------
Gross margin                                              7,100,213         5,874,800
-------------------------------------------------------------------------------------
Selling, Marketing and Administrative Expenses
  Selling and marketing                                   4,343,053         4,767,095
  Administrative                                          1,540,426         1,793,830
-------------------------------------------------------------------------------------
                                                          5,883,479         6,560,925
-------------------------------------------------------------------------------------
Operating profit (loss)                                   1,216,734          (686,125)
-------------------------------------------------------------------------------------
Other (Income) Expense
  Other income                                              (82,898)                -
  Interest                                                  546,678           391,460
-------------------------------------------------------------------------------------
Income (loss) before income tax benefit                     752,954        (1,077,585)
Income Tax Benefit (Note 4)                                 (65,000)         (150,000)
-------------------------------------------------------------------------------------
Net Income (Loss)                                     $     817,954    $     (927,585)
=====================================================================================
Basic and Diluted Earnings (Loss) Per Common Share    $        0.28    $        (0.25)
=====================================================================================
Weighted Average Common Shares Outstanding                2,960,000         3,667,100
=====================================================================================

                                See accompanying notes to financial statements.

                          VITA FOOD PRODUCTS, INC.


                     STATEMENTS OF SHAREHOLDERS' EQUITY


                                       COMMON STOCK
                                -------------------------        ADDITIONAL       RETAINED
                                SHARES             AMOUNT         PAID-IN         EARNINGS           TOTAL
                                                                  CAPITAL         (DEFICIT)
---------------------------------------------------------------------------------------------------------------
Balance, at January 1, 1996       2,950,000     $  29,500    $     196,000       $  (457,319)      $  (231,819)

Net income                                -             -                -           817,954           817,954

---------------------------------------------------------------------------------------------------------------

Balance, at December 31, 1996     2,950,000        29,500          196,000           360,635           586,135

Net proceeds from initial public
  offering (Note 9)                 750,000         7,500        3,152,273                           3,159,773

Net loss                                  -             -                -          (927,585)         (927,585)

---------------------------------------------------------------------------------------------------------------

Balance, at December 31, 1997     3,700,000     $  37,000    $   3,348,273       $  (566,950)     $  2,818,323

===============================================================================================================


                                 See accompanying notes to financial statements.

                          VITA FOOD PRODUCTS, INC.

                          STATEMENTS OF CASH FLOWS






Year ended December 31,                                                                 1996              1997
----------------------------------------------------------------------------------------------------------------
Cash Flows From Operating Activities
  Net income (loss)                                                               $    817,954    $     (927,585)
  Adjustments to reconcile net income (loss) to net cash provided by
    (used in) operating activities
    Depreciation and amortization                                                      293,708           322,623
    Deferred income taxes                                                             (300,000)          100,000
    Changes in assets and liabilities
      Decrease (increase) in accounts receivable                                       586,490          (348,362)
      (Increase) decrease in inventories                                              (334,833)          507,479
      Increase in income tax receivable                                                      -          (250,000)
      Increase in prepaid expenses and other assets                                    (58,277)         (224,447)
      Decrease in accounts payable                                                    (481,178)       (1,967,440)
      Increase in accrued expenses                                                     240,840           244,011
      Increase (decrease) in income taxes payable                                      249,482          (249,482)
----------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) operating activities                                  1,014,186        (2,793,203)
----------------------------------------------------------------------------------------------------------------
Cash Flows From Investing Activities
  Capital expenditures                                                                (456,169)         (449,131)
----------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                                 (456,169)         (449,131)
----------------------------------------------------------------------------------------------------------------
Cash Flows From Financing Activities
  Public offering costs                                                               (613,028)                -
  Net public offering proceeds                                                               -         3,772,801
  Net borrowings (payments) under revolving loan facility                              269,536          (162,817)
  Term loan facility proceeds                                                          122,168                 -
  Payments on term loan facility                                                      (285,511)         (330,451)
  Payments of capital lease obligations                                                 (8,255)          (17,487)
----------------------------------------------------------------------------------------------------------------
Net cash (used in) provided by financing activities                                   (515,090)        3,262,046
----------------------------------------------------------------------------------------------------------------
Net Increase in Cash                                                                    42,927            19,712

Cash, at beginning of year                                                              45,294            88,221
----------------------------------------------------------------------------------------------------------------
Cash, at end of year                                                              $     88,221    $      107,933
================================================================================================================
Supplemental Disclosure of Cash Flow Information
  Cash paid for interest                                                          $    530,639    $      490,658
  Income taxes paid                                                                        550           261,000

Noncash Investing and Financing Activities
  Capital lease obligation                                                                   -            59,511



                                 See accompanying notes to financial statements.

                           VITA FOOD PRODUCTS, INC.

                        NOTES TO FINANCIAL STATEMENTS

                                      A summary of the significant accounting
1. SUMMARY OF                         policies utilized in the preparation of
   SIGNIFICANT ACCOUNTING             the accompanying financial statements
   POLICIES                           follows.

   INDUSTRY The Company processes and sells various herring, and cured and smoked salmon products. In addition, the Company sells other complementary specialty food products.

   CONCENTRATION OF                   Financial instruments that potentially
   CREDIT RISK                        subject the Company to significant
                                      concentrations of credit risk consist
                                      principally of trade accounts receivable.
                                      The Company primarily provides credit in the normal course of business. The
                                      Company performs ongoing credit
                                      evaluations of its customers and
                                      maintains allowances for potential credit losses, if necessary.

   MERCHANDISE RETURNS                In accordance with industry practices,
                                      inventory is sold to customers often with the right to return if the merchandise is not sold prior to the expiration of its shelf life. Sales are reduced by a provision for estimated future returns.

   INVENTORIES                        Inventories are stated at the lower of
                                      cost or market. Costs are determined by the first-in, first-out ("FIFO") method.

   PROPERTY, PLANT                    Property, plant and equipment are stated
   AND EQUIPMENT                      at cost.  Depreciation and amortization
                                      are being provided, on accelerated and
                                      straight-line methods, over the estimated useful lives of the assets. Leasehold improvements are being amortized on a straight-line basis over the lives of the respective leases or the service lives of the improvements, whichever is shorter.
                                      Repair and maintenance items are expensed as incurred.

   LONG-LIVED                         The Company reviews the carrying values
   ASSETS                             of its long-lived and identifiable
                                      intangible assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Any long-lived assets held for disposal are reported at the lower of their carrying amounts or fair value less cost to sell.

   DEFERRED PUBLIC                    Fees, costs and expenses related to the
   OFFERING COSTS                     proposed public offering were charged
                                      against the proceeds therefrom.

   ESTIMATES                          The accompanying financial statements
                                      include estimated amounts and disclosures based on management's assumptions about future events. Actual results may differ from those estimates.

                           VITA FOOD PRODUCTS, INC.

                        NOTES TO FINANCIAL STATEMENTS


ADVERTISING                           Advertising costs are expensed as
                                      incurred and included in "selling and
                                      marketing expenses." Advertising expenses amounted to approximately $752,000 and
                                      $820,000 in 1996 and 1997, respectively.

INCOME TAXES                          The Company recognizes deferred tax
                                      assets and liabilities for the expected
                                      future tax consequences of temporary
                                      differences between the tax basis and
                                      financial reporting basis of certain
                                      assets and liabilities based upon
                                      currently enacted tax rates expected to
                                      be in effect when such amounts are
                                      realized or settled.
BASIC AND DILUTED
EARNINGS (LOSS) PER
COMMON SHARE
                                      The Company adopted SFAS 128, "Earnings
                                      Per Share", which simplified the standard for computing earnings per share and requires presentation of two new amounts, basic and diluted earnings per share.

                                      Basic earnings per share is computed by
                                      dividing income available to common
                                      shareholders by the weighted-average
                                      number of common shares outstanding.
                                      Diluted earnings per share follows the
                                      computation of basic earnings per share
                                      and gives effect to all dilutive
                                      potential common shares that were
                                      outstanding during the year.

                                      Options outstanding during both year ends were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares.

2. ACCRUED EXPENSES                   Accrued expenses consist of the following:


December 31,                                 1996               1997
------------------------------------------------------------------------
Promotion accrual                         $  647,500         $  820,754
Metropolitan Water Reclamation
  District user charges                      359,000            293,816
Accrued interest                             137,252             38,054
Accrued salaries and bonuses                 108,050            260,937
Other                                         70,369            152,621
-------------------------------------------------------------------------
                                          $1,322,171         $1,566,182
=========================================================================

                          VITA FOOD PRODUCTS, INC.

                        NOTES TO FINANCIAL STATEMENTS


3. LONG-TERM
OBLIGATIONS                   Long-term obligations consist of the following:

December 31,                                              1996                                    1997
--------------------------------------------------------------------------------------------------------------
Revolving loan facility due in April                     $  4,063,202                            $  3,900,385
  1999.  Interest at prime (8.25% in 1996) plus
  5/8% through January 16, 1997, and thereafter
  at prime (8.5% in 1997)(a).
Term loan facility payable in monthly                       1,332,947                               1,002,496
  Installments of $24,760 in 1996 and 1997 plus
  interest at prime plus 5/8% through January 16,
  1997, and thereafter at prime through March
  1999.  Final payment of principal and interest
  due in April 1999 (a).
10% unsecured and 8% secured                                 315,154                                  315,154
  subordinated notes payable to the shareholders
  of the Company.  The notes are subordinated to
  the advances under the loan and security
  agreement.  Interest is payable each November 1
  and the principal is payable February 1, 2000
  and December 31, 1998, respectively.
Capitalized lease obligations                                 15,259                                   57,283
--------------------------------------------------------------------------------------------------------------
                                                           5,726,562                                5,275,318
Less current maturities                                      307,403                                  322,076
--------------------------------------------------------------------------------------------------------------
                                                        $  5,419,159                             $  4,953,242
==============================================================================================================


 (a) The Company has a loan and security agreement (the "Agreement") with a bank consisting of a revolving loan facility and a term loan facility, with maximum borrowing limits of $5,250,000 and $1,500,000, respectively. All assets of the Company are pledged as collateral for all borrowings under the Agreement. The Agreement provides that the Company must meet certain covenants including a current ratio of at least 0.75 to 1 and an annual limit for capital expenditures, and provides for restrictions on the payment of dividends. At December 31, 1997, the Company was in compliance with these covenants.

                           VITA FOOD PRODUCTS, INC.

                        NOTES TO FINANCIAL STATEMENTS


Scheduled annual maturities of long-term obligations as of December 31, 1997 are as follows:

Year ending December 31,
-------------------------------------------------------
1998                                     $    322,076
1999                                        4,698,429
2000                                          238,297
2001                                           16,516
-------------------------------------------------------
                                         $  5,275,318
=======================================================

The Company incurred interest expense with related parties of $44,500 and $33,400 for the years ended December 31, 1996 and 1997, respectively.

The Company leases certain equipment under capitalized lease agreements. The leases are noncancellable and expire in 2001. The following is a schedule of future minimum payments under the capital leases as of December 31, 1997, together with the present value of net minimum lease payments:


Year ending December 31,
---------------------------------------------------
1998                                       $ 24,181
1999                                         18,182
2000                                         18,182
2001                                         18,182
---------------------------------------------------

Net minimum lease payments                   78,727

Less amount representing interest            21,444
---------------------------------------------------
Present value of net minimum lease payment $ 57,283
===================================================

                          VITA FOOD PRODUCTS, INC.

                        NOTES TO FINANCIAL STATEMENTS

                         The equipment which is leased under the
                         capitalized lease agreements and classified as machinery and office equipment in the accompanying balance sheets is as follows:

                        December 31,                                                           1996                   1997
                        --------------------------------------------------------------------------------------------------
                        Cost                                                               $ 26,977              $  86,488
                        Accumulated amortization                                              5,781                 13,880
                        --------------------------------------------------------------------------------------------------
                                                                                           $ 21,196              $  72,608
                        ==================================================================================================

4. INCOME                Deferred income taxes reflect the net tax effects of
   TAXES                 temporary differences between the carrying amounts of
                         assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The tax effects of existing temporary differences that give rise to significant portions of the net deferred tax assets are as follows:

                         December 31,                                               1996                      1997
                         -----------------------------------------------------------------------------------------
                         Deferred tax assets
                           Allowance for doubtful receivables and
                             product returns                                  $  308,000                $  143,000
                           Uniform inventory capitalization                       38,000                    36,000
                           Accrued liabilities                                   144,000                    40,000
                           Net operating loss carryforwards                           -                    488,000
                         -----------------------------------------------------------------------------------------
                                                                                 490,000                   707,000
                         Deferred tax liability
                           Depreciation                                          (56,000)                 (111,000)
                         -----------------------------------------------------------------------------------------
                                                                                 434,000                   596,000
                         Less valuation allowance                               (134,000)                 (396,000)
                         -----------------------------------------------------------------------------------------
                         Net deferred tax asset                               $  300,000                $  200,000
                         =========================================================================================

                         The valuation allowance decreased by $316,000 in 1996 and increased by $262,000 in 1997.

                           VITA FOOD PRODUCTS, INC.

                        NOTES TO FINANCIAL STATEMENTS


                Based on its projected pretax income for the year ended December 31, 1998, which would allow the Company to partially utilize its net operating loss carryforwards, the Company determined that a partial recognition of the deferred tax asset valuation allowance was appropriate.
                The Company determined, as of December 31, 1997, that it was more likely than not that it would not be able to fully realize the remaining net deferred tax assets. The Company based this determination on the uncertainty of the effects on future pretax income of the Company's acquisition strategy and its planned construction of an improved facility. During the year ended December 31, 1996, the Company utilized approximately $175,000 of net operating loss carryforwards.

                Income tax benefit at December 31, 1996 and 1997 consists of the following:

                           VITA FOOD PRODUCTS, INC.

                        NOTES TO FINANCIAL STATEMENTS


                        Year ended December 31,                                    1996                              1997
                        -------------------------------------------------------------------------------------------------
                         Current                                             $  294,500                      $   (250,000)
                         Utilization of net operating loss
                           Carryforward                                         (59,500)                                -
                         Deferred                                                16,000                          (162,000)
                         Adjustment of valuation allowance                     (316,000)                          262,000
                         ------------------------------------------------------------------------------------------------
                         Income tax benefit                                  $  (65,000)                      $  (150,000)
                         ================================================================================================


                         The reconciliation of income tax computed at the United States federal statutory tax rate of 34% to income tax benefit is as follows:


                        Year ended December 31,                                   1996                             1997
                        -----------------------------------------------------------------------------------------------
                        Tax at federal statutory rate                       $  256,000                      $  (366,000)
                        Deferred tax valuation allowance                      (316,000)                         262,000
                        Other                                                   (5,000)                         (46,000)
                       ------------------------------------------------------------------------------------------------
                        Income tax benefit                                  $  (65,000)                     $  (150,000)
                       ================================================================================================


5. COMMITMENTS AND       In the ordinary course of business, the Company
   CONTINGENCIES         enters into purchase commitments for raw materials and
                         does not anticipate any losses. The Company purchases a majority of its herring from one supplier. The supplier has the option to supply up to 90% of the Company's annual requirements for herring, provided that the supplier agrees to supply the herring at competitive prices

                         At December 31, 1997, the Company is required to purchase approximately $800,000 under one of these agreements.

                         The Company is contesting the amount of user charges assessed by the Metropolitan Water Reclamation District for 1997, 1996, 1995 and 1994. The Company has provided accruals of approximately $294,000 as of December 31, 1997 for user charges. These accruals are based upon an estimate provided by an independent consultant. If the Company is not successful in its protest, the Company would be required to pay an additional $184,000. However, the Company believes that any potential additional liability will not have a material adverse effect on the Company's business, financial condition or results of operations. The Company further believes that the eventual liability will not materially exceed its presently established accruals.

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

6. EMPLOYEE BENEFIT      The Company has established a qualified profit
   PLANS                 sharing plan covering its nonunion  employees.
                         Participants may elect to defer a portion of annual compensation. The Company may contribute amounts at the discretion of the board of directors.

                         The Company made no contribution in 1996 and 1997.

                         Additionally, the Company participates in two multiemployer plans that provide benefits to the Company's union employees. Contributions to the plans for the years ended December 31, 1996 and 1997 were $32,300 and $40,400, respectively.

7. MAJOR CUSTOMER        The Company had sales to one customer in 1996
                         representing 10% of net sales. In 1997, the Company did not have sales to any customers that exceeded 10% of net sales.

8. CAPITAL               In September 1996, the Company reincorporated in
                         the State of Nevada via a merger of the Illinois corporation into the Company, which was a Nevada corporation formed in September 1996. The ratio of shares of the Illinois corporation to the Nevada corporation is 5,412.745:1 and the ratio of shares of V-F Acquisition, Inc., an investor group of the Illinois corporation, to the Nevada corporation is 54.12745:1. The shares of the Illinois corporation held by V-F Acquisition, Inc., the Illinois corporation's largest shareholder, were canceled in the merger. Further, the Nevada corporation changed its name to Vita Food Products, Inc. upon completion of the merger. After the merger there were 2,950,000 shares of common stock of the Company issued and outstanding.

                          VITA FOOD PRODUCTS, INC.

                        NOTES TO FINANCIAL STATEMENTS

                  On September 11, 1996, the Company adopted the Vita
                  Food Products, Inc. 1996 Stock Option Plan (the "Plan") pursuant to which 325,000 shares of common stock have been reserved for issuance upon the exercise of options designated as either an "incentive stock option" or as a "nonqualified stock option." These options may be granted to employees or other constituencies of the Company, including members of the board of directors who are employees. On September 11, 1996, the Company also adopted the Vita Food Products, Inc. 1996 Stock Option Plan for Non-Employee Directors (the "Director Plan") pursuant to which 75,000 shares of common stock have been reserved for issuance upon the exercise of options designated as a "nonqualified stock option." These options may be granted to directors who are not employees of the Company. Further, in September 1996, the Company adopted the 1996 Employee Stock Purchase Plan pursuant to which 150,000 shares of common stock have been reserved for issuance.

                  Information with respect to the stock option plans follows:

                 Year ended December 31,                              1996                              1997
                 ---------------------------------------------------------------------------------------------
                 Options outstanding at beginning of year                -                            80,000
                 Options granted                                    80,000                           180,500
                 Options cancelled                                       -                            80,000
                 ============================================================================================
                 Options outstanding at end of year                 80,000                           180,500
                 ============================================================================================
                 Options prices per share granted                    $5.22                    $  3.50 - 4.88
                 ============================================================================================
                 Weighted Average Exercise Price
                 Options Granted                                     $5.22                             $3.58
                 Options Cancelled                                       -                             $5.22
                 ============================================================================================

                                VITA FOOD PRODUCTS, INC.

                             NOTES TO FINANCIAL STATEMENTS



                  The Company applies APB Opinion 25 and related interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its Plan, Director Plan and Employee Stock Purchase Plan.

                  The weighted-average, grant date fair value of stock options granted to employees during the year and the weighted-average significant assumptions used to determine those fair values, using a modified Black-Sholes option pricing model, and the pro forma effect on earnings of the fair value accounting for stock options under Statement of Financial Accounting Standards No. 123, are as follows:


                                                                                 1996        1997
                                                                                -----       -----
                  Weighted average fair value per options                       $2.55       $0.46
                    Granted

                  Significant assumptions (weighted average)
                    Risk-free interest rate at grant date                         6.7%        6.2%
                    Expected stock price volatility                              0.25        0.25
                    Expected dividend payout                                      -0-         -0-
                    Expected option life (years)                                    5           5

                  Net Income (loss)
                    As reported                                              $817,954   ($927,585)
                    Pro forma                                                $812,854   ($934,132)

                  Net earnings (loss) per share
                    As reported                                                 $0.28      ($0.25)
                    Pro forma                                                   $0.27      ($0.25)


9. INITIAL        In January 1997, the Company completed a public offering
   PUBLIC         of 750,000 new shares of its common stock and 750,000
   OFFERING       redeemable common stock purchase warrants.  Pursuant to the underwriters' exercise of a portion of the over-allotment option, the Company issued an additional 96,500 redeemable common stock purchase warrants in February 1997. The Company received aggregate proceeds net of underwriting commissions and expenses of approximately $3.2 million from this offering.

                            VITA FOOD PRODUCTS, INC.

                         NOTES TO FINANCIAL STATEMENTS


10. EMPLOYMENT           The Company has employment agreements with
    CONTRACTS            three officers of the Company, with two extending
                         through January 2000 and the other through January
                         1999. Under the terms of these agreements, two officers are entitled to be paid a salary of $215,000 annually and one officer a salary of $110,000 annually
                         (adjusted annually for increases in the cost of living index), plus bonuses, if any, and certain perquisites.

11. FOURTH QUARTER,      The fourth quarter loss is not typical
    1997 PERFORMANCE     for the Company's historical fourth quarter financial
                         performance. The lower profitability in the fourth quarter of 1997 was due, in part, to several factors including lower sales and profit margins, increased promotional activity for the Company's newer products and new geographic markets, and approximately $250,000 of non-recurring production expenses. Management is taking steps, including the construction of the Improved Facility, to return the Company's fourth quarter performance 11. FOURTH to historical levels.



ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          Not Applicable

                                  PART III

ITEM 10. DIRECTORS, AND EXECUTIVE OFFICERS; COMPLIANCE WITH SECTION 16(a) OF EXCHANGE ACT.


     The directors and executive officers of the Company, and their respective ages and principal positions as of March 20, 1998, are as follows:




NAME                                          AGE  POSITION WITH THE COMPANY
----                                          ---  -------------------------
Stephen D. Rubin...........................   58   President
Clark L. Feldman............................  63   Executive Vice
                                                   President, Secretary and
                                                   Director
Jay H. Dembsky............................    37   Vice President, Chief
                                                   Financial, Officer and
                                                   Treasurer
Sam Gorenstein(2)........................     50   Director
Jeffrey Rubenstein(1,2).................      56   Director
Neal Jansen(1,2)...........................   60   Director
Michael Horn(2).............................  61   Director
Steve Rothstein(2)........................    47   Director

------------------
(1)  Member of the Audit Committee
(2)  Member of the Compensation Committee

     MR. RUBIN has served as President of the Company since 1982. Mr. Rubin is responsible for the overall operations of the Company with an emphasis on production and quality control. Previously, Mr. Rubin was the owner and chief operating officer of several other companies which included food, manufacturing and industrial companies. Mr. Rubin received a B.B.A. from the University of Wisconsin and a J.D. from the University of Wisconsin Law School.

     MR. FELDMAN has served as a director and Executive Vice President and Secretary of the Company since the Company was acquired in 1982. Mr. Feldman has an extensive background in strategic financial planning and marketing and is responsible for all sales personnel, including brokers. Mr. Feldman received a B.S. from Indiana University.

     MR. DEMBSKY became Vice President, Chief Financial Officer and Treasurer of the Company in October, 1996 and is responsible for all financial matters for the Company. From 1988 until joining the Company in 1996, Mr. Dembsky held a number of positions with Duff & Phelps, LLC, a corporation valuation advisory and investment banking firm. Mr. Dembsky served as a Vice President of Duff & Phelps, LLC, from 1992 to 1996. Mr. Dembsky has a 13-year background in corporate finance, accounting, and strategic and financial planning and received his CPA certification in 1984 and CFA certification in 1991. Mr. Dembsky received a M.M. from the J.L. Kellogg Graduate School of Management at Northwestern and a B.S. from the Wharton School of the University of Pennsylvania.


     MR. GORENSTEIN has served as a director of the Company since February, 1990. For the past 20 years, Mr. Gorenstein has served as Secretary of Three G Care Management, Inc., a nursing home management company. Mr. Gorenstein is also a major shareholder of Three G Care Management, Inc. Mr. Gorenstein attended the University of Manitoba in Winnipeg, Canada.


     MR. RUBENSTEIN has served as a director of the Company since November, 1984. For the past five years Mr. Rubenstein has been a principal in the law firm of Much Shelist Freed Denenberg Ament Bell & Rubenstein, P.C. Mr. Rubenstein is also currently a director of Miller Building Systems, Inc. and Home Products International, Inc. Mr. Rubenstein received an A.B. and a J.D. from the University of Michigan and an L.L.M in taxation from John Marshall Law School.


     MR. JANSEN has served as a director of the Company since April, 1983. Mr. Jansen is currently CEO and Chairman of Farm Fresh Catfish Co. From 1986 to 1996, he served as President and CEO of Pies, Inc. and was a major shareholder until it was sold to Flowers Industries in 1991. Prior to 1986 he was President of Gordon Fleming and Associates, a food brokerage company in Minnesota, and a Senior Vice President of Red Owl Stores, Inc., a large Midwestern supermarket chain. Mr. Jansen received a B.A. from St. Norbert College and an M.B.A. from Michigan State University.

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

     MR. ROTHSTEIN has served as a director of the Company since May 1, 1997. Mr. Rothstein has been Chairman of the Board of National Securities Corporation, a securities broker-dealer and a Representative of the Underwriters, since 1995. From 1994 to 1995, Mr. Rothstein was employed by H.J. Meyers & Co., a securities broker-dealer, and from 1992 to 1994, he was employed by Rodman and Renshaw, a securities broker-dealer, in both cases as a Managing Director. From 1989 to 1992, Mr. Rothstein served as a Managing Director of Oppenheimer & Co., a securities broker-dealer. From 1979 to 1989, Mr. Rothstein was a limited partner of Bear Stearns & Co., a securities broker-dealer. Mr. Rothstein currently is a director of SigmaTron International, Inc. and New World Coffee, Inc., both of which are publicly held companies. Mr. Rothstein received an A.B. from Brown University in Providence, Rhode Island.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

     Section 16(a) of the 1934 Act requires the Company's directors and executive officers, and persons who own more than ten percent of a registered class of the Company's equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Executive officers, directors, and greater than ten-percent shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

     Based solely upon the Company's review of the copies of such reports furnished to the Company or written representations that no other reports were required, the Company believes that during the 1997 fiscal year, all Section 16(a) filling requirements applicable to its executive officers, directors and greater than ten-percent beneficial owners were complied with, except that (i) Steven A. Rothstein inadvertently failed to timely file a Form 3 upon becoming a director in May, 1997, (ii) Steven A. Rothstein inadvertently failed to timely file a Form 4 with respect to warrants to purchase 222,777 shares of Common Stock purchased in November, 1997 and (iii) Neal Jansen inadvertently failed to timely file a Form 4 with respect to 3,000 shares of Common Stock and warrants to purchase 3,000 shares of Common Stock purchased in January, 1997.


ITEM 11.  EXECUTIVE COMPENSATION

     The following table sets forth the compensation awarded to the chief executive officer and each other executive officer of the Company where aggregate compensation for services in all capacities rendered during the year ended December 31, 1997 exceeded $100,000 (the "Named Executive Officers."). Mr. Rubin became President of the Company in March, 1982. Mr. Feldman became Executive Vice President and Secretary of the Company in March, 1982. Mr. Dembsky became Treasurer of the Company in October, 1996. The compensation paid to Mr. Dembsky in 1996 is not required to be disclosed in this table.



                         SUMMARY COMPENSATION TABLE



                                           -----------------------------------
                                                   ANNUAL COMPENSATION
                                                                OTHER ANNUAL
NAME AND PRINCIPAL POSITION          YEAR   SALARY    BONUS    COMPENSATION(1)
---------------------------          ----  --------  ------    ---------------
Stephen D. Rubin                     1997  $212,070  -           $28,712
  President, Treasurer and           1996  $212,934  $15,000     $29,447
  Director                           1995  $207,001  $15,000     $24,154

Clark L. Feldman                     1997  $213,172        -           -
  Executive Vice President           1996  $226,523  $15,000           -
  Secretary and Director             1995  $218,068  $15,000           -

Jay H. Dembsky
  Treasurer and Chief Financial
  Officer                            1997  $110,044  $40,000           -

------------------
(1) This column reflects perquisite compensation if such compensation exceeds the lesser of $50,000 or 10% of the Named Executive Officer's total salary and bonus. For fiscal years ended December 31, 1996, and 1995, respectively, Mr. Rubin's perquisites included $8,505 and $11,042 for lease payments for a car which were paid by the Company. For the fiscal year ended December 31, 1996 and 1995, respectively, Mr. Rubin's perquisites included $10,922 for payments for club dues and $7,644 for health insurance payments for Mr. Rubin's family members which were paid by the Company. For the fiscal year ended December 31, 1997, no one item represented more than 25% of "Other Annual Compensation" for Mr. Rubin.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION
     VALUES

     The following table provides information on option exercises in fiscal 1997 by the Named Executive Officers and the value of such officers' unexercised options at December 31, 1997.





                                          Number of Unexercised       Value of Unexercised in the
                                                Options at                  Money Option at
                                             December 31, 1997            December 31, 1997 ($)
                                          ----------------------------------------------------------
                 Shares
                Acquired         Value
Name           On Exercise      Realized  Exercisable  Unexercisable  Exercisable     Unexercisable
----           -----------      --------  -----------  -------------  -----------     -------------
Jay H. Dembsky    --               --        --           80,000           --                --



TEN-YEAR OPTION REPRICINGS

     During 1997, the Company's Board of Directors canceled options to purchase 80,000 shares of Common Stock held by Jay H. Dembsky at an exercise price of $5.22 per share and issued replacement options to purchase the same number of shares of Common Stock at an exercise price of $3.50 per share which exceeded the fair market value, as defined in the 1996 Stock Option Plan on the date of grant. The options were canceled and repriced to provide a more realistic and attainable incentive based on the market price of the Common Stock ($2.25) on the date of grant.

EMPLOYMENT AGREEMENTS

     On January 16, 1997, the Company entered into a three-year employment agreement with both Mr. Stephen D. Rubin and Mr. Clark L. Feldman (the "Employment Agreements"). The terms of the Employment Agreements are identical except for the capacity in which Mr. Rubin and Mr. Feldman are employed. Under the Employment Agreements, the Company agrees to employ Mr. Rubin as its President and Mr. Feldman as its Executive Vice President, each at a salary of $215,000 per year (adjusted for cost of living increases) plus certain additional perquisites, not to exceed $30,000 per year, including, among other things, a car payment allowance, reimbursement of country club or health club membership dues and expenses, the right to designate a charitable contribution to be paid by the Company and a non-accountable business expense allowance.
The Employment Agreements also provide that Mr. Rubin and Mr. Feldman may receive an annual bonus based on Company and individual performance as determined by the Board of Directors and the Compensation Committee and a special bonus for any consulting work developed by Mr. Rubin or Mr. Feldman as determined by the Board of Directors. The Employment Agreements provide for termination of Mr. Rubin or Mr. Feldman (i) for "cause" as defined in the Employment Agreements, (ii) upon Mr. Rubin's or Mr. Feldman's death or "total disability," as defined in the Employment Agreements, or (iii) if Mr. Rubin or Mr. Feldman terminates his employment because of a breach of the Employment Agreements by the Company. The Employment Agreements contain provisions that restrict Mr. Rubin's and Mr. Feldman's ability to compete with the Company or solicit its employees or customers for a specified period following the termination of their employment.

     On January 16, 1997, the Company and Mr. Jay H. Dembsky, in connection with his employment as the Company's Chief Financial Officer, entered into a two-year employment agreement containing provisions which are substantially similar to the provisions of the Employment Agreements of Mr. Rubin and Mr. Feldman except that Mr. Dembsky will receive: (i) a salary of $110,000 per year (adjusted for cost of living expenses) with a guaranteed bonus of $20,000 in 1997; (ii) options to purchase 80,000 shares of Common Stock at the initial public offering price per share less the underwriting discount and pro rata portion of the non-accountable expense allowance per share which were to vest in 20% increments over a 5-year period; such options were cancelled and replaced in November, 1997 by a grant of options to purchase the same number of shares of Common Stock at $3.50 per share and the new options will vest over a new 5-year period; and (iii) will receive a payment in an amount equal to twice his salary and bonus for the previous fiscal year in the event of change in control of the Company.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth information as of March 20, 1998, with respect to the beneficial ownership of the Company's outstanding shares of Common Stock by each stockholder known by the Company to be the beneficial owner of more than 5% of its Common Stock, each director, each executive officer named in the Summary Compensation Table and all the directors and executive officer of the Company as a group.





                             SHARES BENEFICIALLY OWNED
                             -------------------------
NAME OF BENEFICIAL OWNER(1)  NUMBER(2)      PERCENT
---------------------------  ---------      -------
Stephen D. Rubin...........  1,213,742        32.8%
Clark L. Feldman...........    623,303        16.8
Sam Gorenstein(3)..........    503,707        13.6
J.B.F. Enterprises(4)......    477,783        12.9
James Rubin(5).............    282,870         7.6
Jeffrey C. Rubenstein(6)...     98,239         2.7
Michael Horn(7)............      2,000          *
Neal Jansen(8).............      8,000          *
Steve Rothstein(9).........    224,777         5.7
All directors, and
executive officers as a
group (8 persons)(10)......  2,673,768        67.9%


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


(3) Includes 477,783 shares of Common Stock held by J.B.F. Enterprises, an Illinois general partnership ("J.B.F."), which are also listed as being beneficially owned by J.B.F. Mr. Sam Gorenstein and his brother, David Gorenstein, are general partners of J.B.F. The address of Mr. Sam Gorenstein is 6770 North Lincoln Avenue, Suite 200, Lincolnwood, Illinois 60046. Includes shares of Common Stock issuable upon exercise of options to purchase 2,000 shares of Common Stock which are exercisable within 60 days.


(4) Mr. Sam Gorenstein, a director of the Company, and Mr. David Gorenstein, the brother of Mr. Sam Gorenstein, are partners of J.B.F. The address of J.B.F. is 6770 North Lincoln Avenue, Suite 200, Lincolnwood, Illinois 60046. These shares are also included in the number of shares beneficially owned by Mr. Sam Gorenstein.


(5) James Rubin is the brother of Stephen D. Rubin. The address of James Rubin is 719 Sycamore Lane, Glencoe, Illinois 60022. Includes shares of Common Stock issuable upon exercise of options to purchase 2,000 shares of Common Stock which are exercisable within 60 days.

(6) Mr. Rubenstein's address is 200 North LaSalle Street, Suite 2100, Chicago, Illinois 60601. Includes shares of Common Stock issuable upon exercise of options to purchase 2,000 shares of Common Stock which are exercisable within 60 days.

(7) Mr. Horn's address is 835 Potts Avenue, Green Bay, Wisconsin 54303. Includes shares of Common Stock issuable upon exercise of options to purchase 2,000 shares of Common Stock which are exercisable within 60 days.

(8) Mr. Jansen's address is 6216 St. Albans Circle, Edina, Minnesota 55439. Includes shares of Common Stock issuable upon exercise of options to purchase 2,000 shares of Common Stock and warrants to buy 3,000 shares of Common Stock which are exercisable within 60 days.


(9) Mr. Rothstein's address is 875 North Michigan Avemue, Suite 1560, Chicago, Illinois 60611. Includes shares of Common Stock issuable upon exercise of options to purchase 2,000 shares of Common Stock and warrants to buy 222,777 shares of Common Stock which are exercisable within 60 days.


(10) Includes 477,783 shares of Common Stock beneficially owned by J.B.F. which are also deemed to be beneficially owned by Mr. Sam Gorenstein, shares of Common Stock issuable upon exercise of options to purchase 10,000 shares of Common Stock which are exercisable within 60 days and shares of Common Stock issuable upon exercise of warrants to buy 225,777 shares of Common Stock which are exercisable within 60 days.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

     On February 26, 1990, David Gorenstein, Sam Gorenstein, Sid Gorenstein and J.B.F. Enterprises (the "Gorensteins") entered into a Settlement Agreement and General Release (the "Settlement Agreement") with the Company, Stephen Rubin, Clark Feldman, Jeffrey Rubenstein, Neal Jansen, Michael Horn and V-F Acquisition, Inc. ("V-F Acquisition"). The Settlement Agreement released various complaints and actions brought by the Gorensteins against the Company and the other named parties and other claims that the Gorensteins and the Company may have against one another through the date of the settlement. The Settlement Agreement also required that Mr. Rubin, Mr. Feldman and V-F Acquisition enter into a voting agreement with Sam Gorenstein and J.B.F. Enterprises (the "Voting Agreement") that required each party to vote their shares of Common Stock for the election of Sam Gorenstein, Stephen D. Rubin and Clark L. Feldman as directors of the Company. The Voting Agreement terminated on January 16, 1997. The Settlement Agreement also contains limits on the maximum compensation including bonuses and amounts paid to family members that can be paid to Mr. Rubin and Mr. Feldman. The maximum compensation allowable for the fiscal year ending August 31, 1990 was $215,000 and increases each year by an amount tied to the Consumer Price Index or five percent, whichever is greater. In 1997, the maximum compensation limit was not exceeded. If salaries are paid in excess of the limit, then pro-rata dividends must be paid to the shareholders of the Company. In addition, Consulting Agreements, required by the Settlement Agreement, provided for payments of consulting fees to Sam and David Gorenstein in the annual amount of $12,500 through February, 1995, with fees paid quarterly. The Settlement Agreement also provides that the Company will not attempt to force the Gorensteins to relinquish ownership through any type of "freeze out" transaction, except under defined circumstances.

     Mr. Jeffrey C. Rubenstein, a director of the Company, is a partner with the law firm of Much Shelist Freed Denenberg Ament Bell & Rubenstein P.C. which is the Company's general counsel.

     Except as described above, the Company is not a party to any other material transactions of the type required to be described herein.

                                   PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K


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


          10.1     Loan and Security Agreement dated as of March 20,
                   1995 by and between the Company and NBD Bank, as amended (Ex.
                   10.3)

         *10.1.1   Second Amendment to Loan and Security Agreement


         *10.1.2   Third Amendment to Loan and Security Agreement

         *10.1.3   Form of Fourth Amendment to Loan and Security Agreement

          10.2     Form of 1996 Employee Stock Option Plan (Ex. 10.4)x

          10.3     Form of 1996 Stock Option Plan for Non-Employee Directors
                   (Ex. 10.5)x

          10.4     Form of Employment Agreement between the Company and
                   Stephen D. Rubin (Ex. 10.7)x

          10.5     Form of Employment Agreement between the Company and Clark
                   L. Feldman (Ex. 10.8)x

          10.6     Long Term Supply/Purchase Agreement dated as of September
                   1, 1992 by and between the Company and Barry's Limited
                   (Ex. 10.9)

                                      38

           10.7    Exclusive Distributorship Agreement dated as of
                   December 1, 1994 by and between the Company and Brookside Products, Ltd. (Ex. 10.10)

          *10.8    Employment Agreement between the Company and Jay
                   H. Dembskyx

           10.9    Gorenstein Agreement dated September 20, 1996 by
                   and among the Company, Stephen D. Rubin, Clark L. Feldman, Sam Gorenstein, David Gorenstein and J.B.F. Enterprises (Ex. 10.26)

          *27.1    Financial Data Schedule.

______________________________

*Filed herewith, exhibits not marked with an asterisk were filed as part of the Form SB-2 Registration Statement, as amended (File No. 333-5738) , filed with the Securities and Exchange Commission on September 23, 1996. Form SB-2 Exhibit Number is included in parenthesis following the title of the Exhibit.


x Indicates an employee benefit plan, management contract or compensatory plan or arrangement in which a named executive officer participates.

                                  SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    VITA FOOD PRODUCTS, INC.




                                    By:     //Stephen D. Rubin//
                                            --------------------------
                                            Stephen D. Rubin
                                                President

                                    Date:   March 20, 1998


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant in the following capacities on March 20, 1998.


     Signatures                            Title
//Stephen D. Rubin//                Director and President
--------------------             (Principal Executive Officer)
Stephen D. Rubin


//Clark L. Feldman//         Director, Executive Vice President and
--------------------                      Secretary
Clark L. Feldman


//Jay H. Dembsky//           Vice President, Chief Financial Officer
------------------                       and Treasurer
Jay H. Dembsky            (Principal Financial and Accounting Officer)


//Sam Gorenstein//                         Director
------------------
Sam Gorenstein


//Michael Horn//                           Director
----------------
Michael Horn


//Jeffrey C. Rubenstein//                  Director
-------------------------
Jeffrey C. Rubenstein


//Steven A. Rothstein//                    Director
-----------------------
Steven A. Rothstein
