Form 10QSB
period 1998-03-31
VITA FOOD PRODUCTS INC
filed 1998-05-08
CIK 1024342

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the Quarterly Period Ended March 31, 1998


                         Commission File Number 1-12599



                            VITA FOOD PRODUCTS, INC.
            --------------------------------------------------------
                 (Name of Small Business Issuer in its Charter)




             NEVADA                                          #36-3171548
-------------------------------                          -------------------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                           Identification No.)



2222 WEST LAKE STREET
CHICAGO, ILLINOIS                     (312) 738-4500                   60612
----------------------    ---------------------------------------    ----------
(Address of principal     Registrant's telephone number including    (Zip Code)
executive offices)                 area code


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X   No
    ---    ---


Number of shares outstanding of Registrant's common stock, par value $.01 per share, as of May 6, 1998 is 3,700,000.

                           VITA FOOD PRODUCTS, INC.

       REPORT ON FORM 10-QSB FOR THE THREE MONTHS ENDED MARCH 31, 1998

                                    INDEX


I. FINANCIAL INFORMATION:

Item 1.  Financial Statements (unaudited)
         Balance Sheets ............................................................      3
         Statements of Operations...................................................      5
         Statements of Shareholders' Equity ........................................      6
         Statements of Cash Flows ..................................................      7
         Notes to Financial Statements .............................................      8

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
         of Operations .............................................................      8


II.      OTHER INFORMATION .........................................................      9

                                                        Vita Food Products, Inc.


                                                                  Balance Sheets


================================================================================


                                                                        MARCH 31,          DECEMBER 31,
                                                                          1998                 1997
                                                                       (UNAUDITED)          (AUDITED)
--------------------------------------------------------------------------------------------------------
ASSETS

Current Assets
         Cash                                                             $139,930             $107,933
         Accounts receivable-trade, net of allowance for discounts,
           returns, and  doubtful accounts of $267,000 in 1998 and       2,512,178            3,560,519
           $322,000 in 1997
         Federal income tax receivable                                     250,000              250,000
         Inventories
             Raw material and supplies                                   2,281,415            2,650,805
             Work in process                                               117,930              135,157
             Finished goods                                              1,484,158            1,516,246
         Prepaid expenses and other current assets                         229,215              262,533
         Deferred income taxes                                             252,426              200,000
--------------------------------------------------------------------------------------------------------
Total Current Assets                                                     7,267,252            8,683,193
--------------------------------------------------------------------------------------------------------
Property, Plant and Equipment
         Building and Improvements                                       1,399,077            1,399,077
         Machinery and Office Equipment                                  4,540,796            4,473,138
--------------------------------------------------------------------------------------------------------
                                                                         5,939,873            5,872,215


         Less accumulated depreciation and amortization                 (3,741,873)          (3,657,788)
--------------------------------------------------------------------------------------------------------
                                                                         2,198,000            2,214,427

         Land                                                               35,000               35,000
--------------------------------------------------------------------------------------------------------
Net Property, Plant & Equipment                                          2,233,000            2,249,427
--------------------------------------------------------------------------------------------------------

Other Assets                                                               320,699              215,444
--------------------------------------------------------------------------------------------------------
                                                                        $9,820,951          $11,148,064
--------------------------------------------------------------------------------------------------------

                                                        Vita Food Products, Inc.


                                                                  Balance Sheets



================================================================================

                                                                            March 31,          December 31,
                                                                              1998                 1997
                                                                           (UNAUDITED)          (AUDITED)
------------------------------------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
         Current maturities of long-term obligations                         $353,173             $322,076
         Accounts payable                                                     946,367            1,488,241
         Accrued other expenses                                             1,327,806            1,566,182
------------------------------------------------------------------------------------------------------------
Total Current Liabilities                                                   2,627,346            3,376,499
------------------------------------------------------------------------------------------------------------

Long-Term Obligations, Less Current Maturities                              4,464,549            4,953,242
------------------------------------------------------------------------------------------------------------
Commitments and Contingencies


Shareholders' Equity
         Preferred stock, $.01 par value, authorized 1,000,000
         shares;  none issued
         Common stock, $.01 par value; authorized 10,000,000 shares;
         issued and outstanding 3,700,000 shares                               37,000               37,000
         Additional paid in capital                                         3,348,273            3,348,273
         Retained Earnings                                                   (656,218)            (566,950)
------------------------------------------------------------------------------------------------------------
Total Shareholders' Equity                                                  2,729,055            2,818,323
------------------------------------------------------------------------------------------------------------





                                                                           $9,820,950          $11,148,064
------------------------------------------------------------------------------------------------------------

                                                        Vita Food Products, Inc.


                                                        Statements of Operations


================================================================================

                                                                         FOR THREE MONTHS ENDED
                                                               -----------------------------------------
                                                                   MARCH 31,                 MARCH 31,
                                                                     1998                      1997
                                                                  (UNAUDITED)               (UNAUDITED)
--------------------------------------------------------------------------------------------------------
Net Sales                                                          5,518,866                 4,721,576


Cost of Goods Sold                                                 4,017,549                 3,487,958

--------------------------------------------------------------------------------------------------------
Gross Margin                                                       1,501,317                 1,233,618
--------------------------------------------------------------------------------------------------------
Selling, Marketing and
  Administrative Expenses
  Selling and Marketing                                            1,088,532                 1,050,599
  Administrative                                                     459,008                   421,637
--------------------------------------------------------------------------------------------------------

                                                                   1,547,540                 1,472,236
--------------------------------------------------------------------------------------------------------
Operating Profit (Loss)                                              (46,223)                 (238,618)
--------------------------------------------------------------------------------------------------------

Other (Income) Expense

     Interest                                                         95,470                    72,006
--------------------------------------------------------------------------------------------------------
                                                                      95,470                    72,006
--------------------------------------------------------------------------------------------------------
Income (loss) before Income tax expense (benefit)                   (141,693)                 (310,624)

Income Tax Benefit                                                   (52,426)                 (148,431)
--------------------------------------------------------------------------------------------------------
Net Income (Loss)                                                   ($89,267)                ($162,193)
--------------------------------------------------------------------------------------------------------

Basic and Diluted Earnings (Loss) Per                                  (0.02)                    (0.05)
    Share
--------------------------------------------------------------------------------------------------------

Weighted Average Common
       Shares Outstanding                                          3,700,000                 3,576,100
--------------------------------------------------------------------------------------------------------

                                                        Vita Food Products, Inc.


                                              Statements of Shareholders' Equity
                                                                     (Unaudited)

================================================================================

                                                          Common Stock           Additional
Amount                                            ----------------------------    Paid-in     Retained
                                                    Shares           Amount       Capital     Earnings       Total
----------------------------------------------------------------------------------------------------------------------
Balance, at January 1, 1997                        2,950,000          29,500       196,000     360,635       586,135

Net proceeds from initial public offering            750,000           7,500     3,152,273      -          3,159,773

Net income (loss)                                     -              -           -            (162,193)     (162,193)
----------------------------------------------------------------------------------------------------------------------
Balance, at March 31, 1997                         3,700,000         $37,000    $3,348,273    $198,442    $3,583,715
----------------------------------------------------------------------------------------------------------------------
Balance, at January 1, 1998                        3,700,000          37,000     3,348,273   ($566,950)   $2,818,323

Net Income (Loss)                                                                             ($89,267)     ($89,267)
----------------------------------------------------------------------------------------------------------------------
Balance, at March 31, 1998                         3,700,000         $37,000    $3,348,273   ($656,218)   $2,729,055
----------------------------------------------------------------------------------------------------------------------

                                                        Vita Food Products, Inc.


                                                        Statements of Cash Flows


================================================================================

                                                                              For three months ended
                                                                        -----------------------------------
                                                                           March 31,            March 31,
                                                                             1998                 1997
                                                                          (UNAUDITED)          (UNAUDITED)
-----------------------------------------------------------------------------------------------------------
Cash Flows From Operating Activities
     Net Income (Loss)                                                       (89,267)            (162,193)
     Adjustments to reconcile Net Income ( Loss) to
     net cash provided by (used in) operating activities
         Depreciation and amortization                                        84,577               64,461
         Deferred income taxes                                               (52,426)            (148,431)
         Changes in assets and liabilities:
                  Decrease (increase) in accounts                          1,048,341            1,292,530
                      receivable
                  Decrease (increase) in inventories                         418,705             (709,290)
                  Decrease (increase) in prepaid expenses and                 33,318              (41,147)
                      other current assets
                  Decrease (increase) in other assets                       (105,747)            (112,044)
                  Increase (decrease) in accounts                           (541,874)          (1,220,245)
                       payable
                  Increase (decrease) in accrued expenses                   (238,377)            (106,161)
                  Increase (decrease) in income taxes payable                      0             (249,482)
-----------------------------------------------------------------------------------------------------------
Net cash provided by ( used in) operating activities                         557,250           (1,392,002)
-----------------------------------------------------------------------------------------------------------
Cash Flows From Investing Activities
         Capital expenditures                                                (67,658)            (127,465)
-----------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                        (67,658)            (127,465)
-----------------------------------------------------------------------------------------------------------
Cash Flows From Financing Activities

         Net proceeds from initial public offering                                 0            3,772,801
         Proceeds from (payments on) bank and other debt obligations        (457,596)          (2,228,237)
-----------------------------------------------------------------------------------------------------------
Net cash provided by (used in) financing
         activities                                                         (457,596)           1,544,564
-----------------------------------------------------------------------------------------------------------
Net Increase (decrease) in Cash                                               31,996               25,097

Cash, at beginning of period                                                 107,933               88,221
-----------------------------------------------------------------------------------------------------------
Cash, at end of Period                                                       139,929              113,318
===========================================================================================================

                           VITA FOOD PRODUCTS, INC.

                        NOTES TO FINANCIAL STATEMENTS

                                 (unaudited)


The accompanying unaudited interim financial statements have been prepared in accordance with the instructions for Form 10-QSB and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the financial statements and related notes included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997. In the opinion of management, all adjustments necessary for a fair presentation of such interim financial statements have been included. All such adjustments are of a normal recurring nature.



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 1998 AND THE THREE MONTHS ENDED MARCH 31, 1997

REVENUES. Net sales for the three months ended March 31, 1998 were $5,519,000 compared to $4,722,000 for the same period in 1997, an increase of $797,000 or 17%. This increase was attributable to a combination of an 8% increase in sales of herring products, a 20% increase in sales of core salmon products, an 11% increase in the sale of other specialty products, and a 96% increase in the sale of newer products, which includes hommus, salmon burgers, and salmon nuggets. The overall increase was partially attributable to the timing of certain customers' orders. First, two customers which placed lower than normal purchase orders in the first quarter of 1997 resumed their normal purchasing pattern. Second, the Passover holiday occurred earlier in 1998 than 1997, resulting in a portion of Passover-related orders being placed in the first quarter of 1998 rather than the second quarter.

GROSS MARGIN. Gross margin for the three months ended March 31, 1998 was $1,501,000 compared to $1,234,000 for the same period in 1997, an increase of $267,000 or 22%. As a percentage of net sales, gross margin was 27.2% for the three months versus 26.1% for the same period in 1997. The increase in the gross margin percentage was largely attributable to lower per unit costs resulting from the higher sales volume and increased utilization of the production facilities.

OPERATING EXPENSES. Selling, marketing and administrative expenses for the three months ended March 31, 1998 were $1,547,000 compared to $1,473,000 for the same period in 1997, an increase of $74,000 or 5%. The increase in expenses was primarily attributable to increases in broker commissions and distribution costs resulting from the 17% increase in net sales. As a percentage of net sales, selling, marketing and administrative expenses decreased to 28.0% from 31.2% for the same period in 1997. The decrease in the selling, marketing and administrative expense margin was attributable to a combination of factors, including lower promotional and advertising costs, broker commissions, and distribution costs as a percentage of sales.

INTEREST EXPENSE. Interest and other expense, net, for the three months ended March 31, 1998 was $96,000 compared to $72,000 for the same period in 1997, an increase of $24,000 or 33%. This increase was attributable to the higher level of bank debt outstanding. The higher level of debt was primarily a result of the losses incurred in the prior twelve months.

INCOME TAXES. The Company provided for an income tax benefit of $52,000 for the three months ended March 31, 1998, compared to an income tax benefit of $148,000 for the same period in 1997. The $96,000 decrease In income tax benefit was primarily attributable to the lower pretax loss in 1998, and, in part, a partial recognition of the deferred tax valuation allowance in 1997. No portion of the income tax benefit in 1998 was due to any recognition of the deferred tax asset valuation allowance.

NET INCOME AND LOSS. Net loss for the three months ended March 31, 1998 was $89,000 or $0.02 per share compared to net loss of $162,000 or $0.05 per share for the same period in 1997, a decrease in net loss of $73,000 or $0.03 per share.


FINANCIAL CONDITION

Since December 31, 1997, the Company's key liquidity and capitalization ratios have improved. As of March 31, 1998, the current ratio increased to 2.8 from
2.6. The ratio of long-term debt-to-total capitalization decreased to 62% from 64%.

CASH FLOWS FROM OPERATING ACTIVITIES. Net cash provided by operating activities was $557,000 for the three months ended March 31, 1998, compared to net cash used in operating activities of $1,392,000 for the same period in 1997. This difference was primarily attributable to a decrease in inventory levels in 1998, compared to an increase in the same period in 1997, and decreased payments of the Company's accounts payable in 1998, compared to 1997. The decrease in inventory levels was primarily attributable to improved inventory management. The decreased payments of the Company's accounts payable was primarily due to the payments in 1997 for expenses incurred in late 1996 related to the Company's initial public offering.

CASH FLOWS FROM INVESTING ACTIVITIES. Net cash used in investing activities was $68,000 for the three months ended March 31, 1998, compared to $127,000 for the same period in 1997.

CASH FLOWS FROM FINANCING ACTIVITIES. Net cash used in financing activities was $458,000 for the three months ended March 31, 1998, compared to net cash provided by financing activities of $1,545,000 for the same period in 1997.
The decrease in net cash provided by financing activities was attributable to the net proceeds from the Company's initial public offering in 1997, offset by payments under the Company's bank credit facilities.


PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
         (a)   Exhibits
               (27)  Financial Data Schedule

         (b) No reports on Form 8-K were filed during the quarter for which this report is filed.

                                  SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   VITA FOOD PRODUCTS, INC.




Date:  May 6, 1998                 By:           //Stephen D. Rubin//
                                       -----------------------------------------
                                                    Stephen D. Rubin
                                                        President
                                              (Principal Executive Officer)


Date:  May 6, 1998                 By:             //Jay H. Dembsky//
                                       ----------------------------------------
                                                     Jay H. Dembsky
                                   Vice President and Chief Financial Officer
                                   (Principal Financial and Accounting Officer)