Form 10QSB
period 1998-06-30
VITA FOOD PRODUCTS INC
filed 1998-08-13
CIK 1024342

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the Quarterly Period Ended June 30, 1998


                         Commission File Number 1-12599



                            VITA FOOD PRODUCTS, INC.
       -----------------------------------------------------------------
       (Exact Name of Small Business Issuer as Specified in its Charter)



           NEVADA                                             #36-3171548
-------------------------------                            ------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                             Identification No.)



2222 WEST LAKE STREET
CHICAGO, ILLINOIS 60612           (312) 738-4500
-----------------------      -------------------------
(Address of principal        Issuer's telephone number
executive offices)


Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X   No
    -----    -----


Number of shares outstanding of Issuer's common stock, par value $.01 per share, as of August 7, 1998 is 3,702,036.


Transitional Small Business Disclosure Format:  Yes       No  X
                                                    -----   -----

VITA FOOD PRODUCTS, INC.

         REPORT ON FORM 10-QSB FOR THE THREE MONTHS ENDED JUNE 30, 1998

                                     INDEX

I.  FINANCIAL INFORMATION:
   Item 1. Financial Statements (unaudited)
           Balance Sheets ...........................................  3
           Statements of Operations..................................  5
           Statements of Shareholders' Equity........................  6
           Statements of Cash Flows .................................  7
           Notes to Financial Statements ............................  8

   Item 2. Management's Discussion and Analysis of Financial
           Condition and Results of Operations ......................  8


II. OTHER INFORMATION ...............................................  10


                                                        VITA FOOD PRODUCTS, INC.

                                                                  BALANCE SHEETS


=========================================================================================================

                                                                            JUNE 30,       DECEMBER 31,
                                                                              1998            1997
                                                                           (UNAUDITED)      (AUDITED)
---------------------------------------------------------------------------------------------------------
ASSETS

CURRENT ASSETS
    Cash                                                                     $49,453         $107,933
    Accounts receivable-trade, net of allowance for discounts,
      returns, and doubtful accounts of $225,904 in 1998 and               1,907,451        3,560,519
      $322,000 in 1997
    Federal income tax receivable                                            250,000          250,000
    Inventories
      Raw material and supplies                                            2,483,467        2,650,805
      Work in process                                                         26,614          135,157
      Finished goods                                                       1,752,273        1,516,246
    Prepaid expenses and other current assets                                296,629          262,533
    Deferred income taxes                                                    438,426          200,000
---------------------------------------------------------------------------------------------------------

TOTAL CURRENT ASSETS                                                       7,204,313        8,683,193
---------------------------------------------------------------------------------------------------------

PROPERTY, PLANT AND EQUIPMENT
    Building and Improvements                                              1,399,077        1,399,077
    Machinery and Office Equipment                                         4,570,577        4,473,138
---------------------------------------------------------------------------------------------------------
                                                                           5,969,654        5,872,215

    Less accumulated depreciation and amortization                        (3,825,958)      (3,657,788)
---------------------------------------------------------------------------------------------------------
                                                                           2,143,696        2,214,427

    Land                                                                      35,000           35,000
---------------------------------------------------------------------------------------------------------
NET PROPERTY, PLANT & EQUIPMENT                                            2,178,696        2,249,427
---------------------------------------------------------------------------------------------------------

OTHER ASSETS                                                                 331,390          215,444
---------------------------------------------------------------------------------------------------------
                                                                          $9,714,399      $11,148,064
---------------------------------------------------------------------------------------------------------

                                                        VITA FOOD PRODUCTS, INC.

                                                                  BALANCE SHEETS

======================================================================================================

                                                                          JUNE 30,        DECEMBER 31,
                                                                            1998              1997
                                                                         (UNAUDITED)       (AUDITED)
------------------------------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
    Current maturities of long-term obligations                            $342,858          $322,076
    Accounts payable                                                      1,047,585         1,488,241
    Accrued other expenses                                                1,239,024         1,566,182

TOTAL CURRENT LIABILITIES                                                 2,629,467         3,376,499
------------------------------------------------------------------------------------------------------

LONG-TERM OBLIGATIONS, LESS CURRENT MATURITIES                            4,815,995         4,953,242
------------------------------------------------------------------------------------------------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
    Preferred stock, $.01 par value, authorized 1,000,000
    shares; none issued
    Common stock, $.01 par value; authorized 10,000,000 shares;
    issued and outstanding 3,702,036 shares in 1998 and                      37,020            37,000
    3,700,000 shares in 1997
    Additional paid in capital                                            3,351,610         3,348,273
    Retained Earnings                                                    (1,119,693)         (566,950)
------------------------------------------------------------------------------------------------------

TOTAL SHAREHOLDERS' EQUITY                                                2,268,937         2,818,323
------------------------------------------------------------------------------------------------------




                                                                         $9,714,399       $11,148,064
------------------------------------------------------------------------------------------------------

                                                        VITA FOOD PRODUCTS, INC.

                                                        STATEMENTS OF OPERATIONS

=====================================================================================================================
                                                               FOR THREE MONTHS ENDED        FOR SIX MONTHS ENDED
                                                             --------------------------------------------------------
                                                                      JUNE 30,                      JUNE 30,
                                                                 1998           1997           1998           1997
                                                             (UNAUDITED)     (UNAUDITED)   (UNAUDITED)    (UNAUDITED)
---------------------------------------------------------------------------------------------------------------------
NET SALES                                                     4,075,332      4,012,988     9,564,198       8,734,564

COST OF GOODS SOLD                                            3,141,252      2,885,065     7,158,802       6,373,023

---------------------------------------------------------------------------------------------------------------------
Gross Margin                                                    934,080      1,127,923     2,435,396       2,361,541
---------------------------------------------------------------------------------------------------------------------

SELLING, MARKETING AND
  ADMINISTRATIVE EXPENSES
  Selling and Marketing                                         992,154        964,417     2,080,685       2,015,016
  Administrative                                                489,987        469,859       948,996         891,496
---------------------------------------------------------------------------------------------------------------------
                                                              1,482,141      1,434,276     3,029,681       2,906,512
---------------------------------------------------------------------------------------------------------------------
Operating Profit (Loss)                                        (548,061)      (306,353)     (594,285)       (544,971)
---------------------------------------------------------------------------------------------------------------------

OTHER (INCOME) EXPENSE
---------------------------------------------------------------------------------------------------------------------
  Interest                                                      101,415         94,263       196,884         166,269
---------------------------------------------------------------------------------------------------------------------
                                                                101,415         94,263       196,884         166,269
---------------------------------------------------------------------------------------------------------------------


Income (loss) before Income Tax Expense (benefit)              (649,476)      (400,616)     (791,169)       (711,240)

INCOME TAX BENEFIT                                             (186,000)      (181,728)     (238,426)       (330,159)
---------------------------------------------------------------------------------------------------------------------
NET INCOME (LOSS)                                              (463,476)     ($218,888)    ($552,743)       (381,081)
---------------------------------------------------------------------------------------------------------------------

BASIC AND DILUTED EARNINGS (LOSS) PER                             (0.13)         (0.06)        (0.15)          (0.10)
  SHARE
---------------------------------------------------------------------------------------------------------------------

WEIGHTED AVERAGE COMMON
  SHARES OUTSTANDING                                          3,700,000      3,700,000     3,700,000       3,633,700
---------------------------------------------------------------------------------------------------------------------

                                                        VITA FOOD PRODUCTS, INC.



                                              STATEMENTS OF SHAREHOLDERS' EQUITY
                                                                     (UNAUDITED)


==========================================================================================================================


                                                              COMMON STOCK       ADDITIONAL
                                                         ----------------------   PAID-IN      RETAINED
AMOUNT                                                     SHARES      AMOUNT     CAPITAL      EARNINGS           TOTAL
--------------------------------------------------------------------------------------------------------------------------

Balance, at January 1, 1997                              2,950,000     $29,500   $  196,000    $360,635          $586,135

Net proceeds from initial public offering                  750,000     $ 7,500   $3,152,273           -        $3,159,773

Net income (loss)                                               -           -            -    ($381,081)        ($381,081)
--------------------------------------------------------------------------------------------------------------------------
Balance, at June 30, 1997                                3,700,000     $37,000   $3,348,273    ($20,446)       $3,364,827
--------------------------------------------------------------------------------------------------------------------------

Balance, at January 1, 1998                              3,700,000     $37,000   $3,348,273   ($566,950)       $2,818,323
Proceeds from stock purchase and
stock option plans                                           2,036     $    20   $    3,337                        $3,357

Net income (loss)                                                                             ($552,743)        ($552,743)
--------------------------------------------------------------------------------------------------------------------------
Balance, at June 30, 1998                                3,702,036     $37,020   $3,351,610  $1,119,693        $2,268,937
--------------------------------------------------------------------------------------------------------------------------

                                                        VITA FOOD PRODUCTS, INC.



                                                        Statements of Cash Flows


==========================================================================================================


                                                                                 FOR SIX MONTHS ENDED
                                                                            ------------------------------
                                                                              JUNE 30,          JUNE 30,
                                                                                1998              1997
                                                                            (UNAUDITED)       (UNAUDITED)
----------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income (Loss)                                                          (552,743)          (381,081)
  Adjustments to reconcile Net Income (Loss) to
  net cash provided by (used in) operating activities
    Depreciation and amortization                                             168,796            128,922
    Deferred income taxes                                                    (238,426)          (330,159)
    Changes in assets and liabilities:
        Decrease (increase) in accounts                                     1,653,068          1,537,452
         receivable
        Decrease (increase) in inventories                                     39,854           (761,758)
        Decrease (increase) in prepaid expenses and                           (34,096)           (44,512)
         other current assets
        Decrease (increase) in other assets                                  (116,572)          (124,918)
        Increase (decrease) in accounts                                      (440,656)        (1,683,659)
         payable
        Increase (decrease) in accrued expenses                              (327,158)          (234,975)
        Increase (decrease) in income taxes payable                                 0           (249,482)
----------------------------------------------------------------------------------------------------------
Net cash provided by (used in) operating activities                           152,067         (2,144,170)
----------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
    Captial expenditures                                                      (97,439)          (223,823)
----------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                         (97,439)          (223,823)
----------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
----------------------------------------------------------------------------------------------------------
    Net proceeds from initial public offering                                       0          3,772,801
    Proeeds from stock purchase and stock option plans                          3,357                  0
    Proceeds from (payments on) bank and other debt obligations              (116,465)        (1,457,741)
----------------------------------------------------------------------------------------------------------
Net cash provided by (used in) financing
    activities                                                               (113,108)         2,315,060
----------------------------------------------------------------------------------------------------------
Net Increase (decrease) in Cash                                               (58,480)           (52,933)

Cash, at beginning of period                                                  107,933             88,221
----------------------------------------------------------------------------------------------------------
Cash, at end of Period                                                         49,453             35,288
==========================================================================================================

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



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains forward-looking statements about the Company's future growth, profitability and competitive position. Any such statements are subject to risks and uncertainties, including changes in economic and market conditions, industry competition, raw material prices, the success of new product introductions, management of growth and other risks noted in the Company's filings with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on forward-looking statements, which reflect management's analysis only as of the date hereof.


COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 1998 AND THE THREE MONTHS ENDED JUNE 30, 1997

REVENUES. Net sales for the three months ended June 30, 1998 were $4,075,000 compared to $4,013,000 for the same period in 1997, an increase of $62,000 or 2%. This increase was attributable to a combination of a 9% decrease in sales of herring products, a slight increase in sales of core salmon products, a 28% increase in the sale of other specialty products, and a 212% increase in the sale of newer products, which includes hommus, salmon burgers, and salmon nuggets. The decrease in herring sales was in part attributable to the Passover holiday which occurred earlier in 1998 than 1997, resulting in a portion of Passover-related orders being placed in the first quarter of 1998 rather than the second quarter. The large increase in newer products is primarily attributable to the increasing acceptance of the newer products by Vita's customers and end consumers.

GROSS MARGIN. Gross margin for the three months ended June 30, 1998 was $935,000 compared to $1,128,000 for the same period in 1997, a decrease of $193,000 or 17%. As a percentage of net sales, gross margin was 22.9% in the three months versus 28.1% in the same period in 1997. The decrease in the gross margin percentage was attributable in part to increased expenses to improve product quality and safety, and in part to increased production expenses.

OPERATING EXPENSES. Selling, marketing and administrative expenses for the three months ended June 30, 1998 were $1,483,000 compared to $1,434,000 for the same period in 1997, an increase of $49,000 or 3%. As a percentage of net sales, selling, marketing and administrative expenses increased to 36.4% from 35.7% for the same period in 1997. The increase in the selling, marketing and administrative expense margin was attributable to a combination of factors, including slotting costs incurred to increase distribution of newer products, offset to some extent by lower broker commissions and distribution costs as a percentage of sales.

INTEREST EXPENSE. Interest and other expense, net, for the three months ended June 30, 1998 was $101,000 compared to $94,000 for the same period in 1997, an increase of $7,000 or 7%. This increase was attributable to the higher level of bank debt outstanding. The higher level of debt was primarily a result of the losses incurred in the prior twelve months.

INCOME TAXES. The Company provided for an income tax benefit of $186,000 for the three months ended June 30, 1998, compared to an income tax benefit of $182,000 for the same period in 1997. The income tax benefits for each period represents anticipated utilization of these tax benefits during the respective fiscal years. The income tax benefit for the three months ended June 30, 1998 was lower as a percent of pretax income than the income tax benefit for the three months ended June 30, 1997 because the Company expected higher pretax income for the year ended December 31, 1997 and, accordingly, the ability to take advantage of a more substantial income tax benefit, as compared to the year ended December 31, 1998.

NET INCOME AND LOSS. Net loss for the three months ended June 30, 1998 was $463,000 or $0.13 per share compared to net loss of $219,000 or $0.06 per share for the same period in 1997, an increase in net loss of $244,000 or $0.07 per share.

COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 1998 AND THE SIX MONTHS ENDED JUNE 30, 1997

REVENUES. Net sales for the six months ended June 30, 1998 were $9,594,000 compared to $8,735,000 for the same period in 1997, an increase of $859,000 or 10%. This increase was attributable to a combination of a 1% increase in sales of herring products, a 10% increase in sales of core salmon products, an 18% increase in the sale of other specialty products, and a 152% increase in the sale of newer products, which includes hommus, salmon burgers, and salmon nuggets. The overall increase was partially attributable to the timing of certain customers' orders. Two customers which placed lower than normal purchase orders in the first quarter of 1997 resumed their normal purchasing pattern.

GROSS MARGIN. Gross margin for the six months ended June 30, 1998 was $2,436,000 compared to $2,361,000 for the same period in 1997, an increase of $75,000 or 3%. As a percentage of net sales, gross margin was 25.4% in the three months versus 27.0% in the same period in 1997. The decrease in the gross margin percentage was attributable in part to increased expenses to improve product quality and safety, and in part to increased production expenses.

OPERATING EXPENSES. Selling, marketing and administrative expenses for the six months ended June 30, 1998 were $3,030,000 compared to $2,907,000 for the same period in 1997, an increase of $127,000 or 4%. As a percentage of net sales, selling, marketing and administrative expenses decreased to 31.6% from 33.3% for the same period in 1997. The decrease in the selling, marketing and administrative expense margin was attributable to a combination of factors, including lower promotional and advertising costs, broker commissions, and distribution costs as a percentage of sales.

INTEREST EXPENSE. Interest and other expense, net, for the six months ended June 30, 1998 was $197,000 compared to $166,000 for the same period in 1997, an increase of $31,000 or 19%. This increase was attributable to the higher level of bank debt outstanding. The higher level of debt was primarily a result of the losses incurred in the prior twelve months.

INCOME TAXES. The Company provided for an income tax benefit of $238,000 for the six months ended June 30, 1998, compared to an income tax benefit of $330,000 for the same period in 1997. The income tax benefits for each period represents anticipated utilization of these tax benefits during the respective fiscal years. The income tax benefit for the six months ended June 30, 1998 was lower as a percent of pretax income than the income tax benefit for the six months ended June 30, 1997 because the Company expected higher pretax income for the year ended December 31, 1997 and, accordingly, the ability to take advantage of a more substantial income tax benefit, as compared to the year ended December 31, 1998.

NET INCOME AND LOSS. Net loss for the six months ended June 30, 1998 was $553,000 or $0.15 per share compared to net loss of $381,000 or $0.10 per share for the same period in 1997, an increase in net loss of $172,000 or $0.05 per share.


FINANCIAL CONDITION
-------------------

Since December 31, 1997, the Company's current ratio increased to 2.7 from 2.6. Its ratio of long-term debt-to-total capitalization increased to 68% from 64%.

CASH FLOWS FROM OPERATING ACTIVITIES. Net cash provided by operating activities was $152,000 for the six months ended June 30, 1998, compared to net cash used in operating activities of $2,144,000 for the same period in 1997. This difference was primarily attributable to a decrease in inventory levels in 1998, compared to an increase in the same period in 1997, offset by decreased payments of the Company's accounts payable in 1998, compared to 1997. The decrease in inventory levels was primarily attributable to improved inventory management. The decreased payments of the Company's accounts payable was primarily due to the payments of expenses in 1997 related to the Company's initial public offering.

CASH FLOWS FROM INVESTING ACTIVITIES. Net cash used in investing activities was $97,000 for the six months ended June 30, 1998, compared to $224,000 for the same period in 1997. The decrease was primarily due to lower capital spending on equipment in part due to an increase in equipment leasing rather than direct purchasing.

CASH FLOWS FROM FINANCING ACTIVITIES. Net cash used in financing activities was $113,000 for the six months ended June 30, 1998, compared to net cash provided of $2,315,000 for the same period in 1997. The increase in net cash used in financing activities was attributable to the net proceeds from the Company's initial public offering in 1997, offset by payments under the Company's bank credit facilities.


PART II - OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS
   (d) The effective date of the Company's Registration Statement on Form SB-2 (Commission File No. 333-5738) filed with the Securities and Exchange Commission with respect to the Company's initial public offering of common stock, par value $.01 per share, and Redeemable Common Stock Purchase Warrants (the "Offering") was January 16, 1997. The Offering commenced on January 17, 1997 and terminated on January 23, 1997, following the sale of all securities registered with the exception of securities subject to the underwriters' over-allotment option. The managing underwriters of the Offering were National Securities Corporation and Access Financial Group, Inc. An aggregate of 750,000 shares of common stock and 750,000 Warrants were registered and sold in the Offering at an aggregate price of $4,575,000. The Company incurred $457,500 in selling agent commission and underwriting discounts in connection with the Offering and approximately $957,727 in other expenses ("Total Expenses"), none of which was paid to directors or officers of the Company or to their associates, to persons owning 10% or more of any class of equity securities of the Company or to any affiliate of the Company. The net proceeds to the Company from the Offering, after deducting Total Expenses, was approximately $3,159,773, all of which was initially used by the Company for repayment of outstanding indebtedness. None of the net proceeds from the Offering was paid to directors or officers of the Company or to their associates, to persons owning 10% or more of any class of equity securities of the Company or to any affiliate of the Company.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
  (a)   The date of the Company's Annual Meeting of Stockholders was June 18,
        1998.
  (b) At the Annual Meeting of Stockholders, the following matters were submitted to a vote of the stockholders with the stated results:

     (1)  The election of the following persons as directors of the Company:

     Director                   Votes For          Votes Withheld
     --------                   ---------          --------------
     Stephen D. Rubin           2,960,564          11,173
     Clark L. Feldman           2,961,064          10,673
     Sam Gorenstein             2,961,064          10,673
     Jeffrey C. Rubenstein      2,961,064          10,673
     Neal Jansen                2,961,064          10,673
     Michael Horn               2,961,064          10,673
     Steven A. Rothstein        2,961,064          10,673


     (2) The ratification of the appointment of BDO Seidman, LLP as the Company's independent accountants for the year ending December 31, 1998.

     Votes For                  Votes Against
     ---------                  -------------
     2,961,020                  10,717


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
        (a) Exhibits


EXHIBIT
NUMBER                              EXHIBIT TITLE
-------                             -------------
(1) 3.1            Articles of Incorporation of the Company (Ex. 3.1)

(1) 3.2            By-laws of the Company (Ex. 3.2)

(1) 4.1            Form of Common Stock Certificate (Ex. 4.1)

(1) 4.2            Form of Representatives' Warrant Agreement between the
                   Company and National Securities Corporation and Access
                   Financial Group, Inc., as representative of the several
                   Underwriters (the "Representatives"), including Form of
                   Representatives' Warrant (Ex. 4.2)

(2) 4.3            Form of Warrant Agreement between the Company and American
                   Stock Transfer & Trust Company and the Representative, including form of Warrant Certificate (Ex. 4.3)

(1) 10.1 Loan and Security Agreement dated as of March 20, 1995 by and between the Company and NBD Bank, as amended (Ex. 10.3)

(3) 10.1.1         Second Amendment to Loan and Security Agreement (Ex. 10.1.1)

(3) 10.1.2         Third Amendment to Loan and Security Agreement (Ex. 10.1.2)

(3) 10.1.3         Form of Fourth Amendment to Loan and Security Agreement
                   (Ex. 10.1.3)

  * 10.1.4         Fifth Amendment to Loan and Security Agreement (Ex. 10.1.3)

(1) 10.2           Form of 1996 Employee Stock Option Plan (Ex. 10.4)(x)

(1) 10.3           Form of 1996 Stock Option Plan for Non-Employee Directors
                   (Ex. 10.5)(x)

(1) 10.4           Form of Employment Agreement between the Company and Stephen
                   D. Rubin(Ex. 10.7)(x)

(1) 10.5           Form of Employment Agreement between the Company and Clark L.
                   Feldman (Ex. 10.8)(x)

(1) 10.6           Long Term Supply/Purchase Agreement dated as of September 1,
                   1992 by and between the Company and Barry's Limited
                   (Ex. 10.9)


---------------

(1) Incorporated by reference to Form SB-2 Registration Statement (File No. 333-5738), filed with the Securities and Exchange Commission on September 23, 1996. Form SB-2 Exhibit Number is included in parenthesis following the title of the Exhibit.

(2) Incorporated by reference to Form SB-2 Registration Statement (File No. 333-5738), filed with the Securities and Exchange Commission on November 14, 1996. Form SB-2 Exhibit Number is included in parenthesis following the title of the Exhibit.

(3) Incorporated by reference to Form 10-KSB for the fiscal year ended December 31, 1997, filed with the Securities and Exchange Commission on March 30, 1998.

* Filed herewith
x Indicates an employee benefit plan, management contract or compensatory plan or arrangement in which a named executive officer participates.

(1) 10.7 Exclusive Distributorship Agreement dated as of December 1, 1994 by and between the Company and Brookside Products, Ltd.
                (Ex. 10.10)

(3) 10.8        Employment Agreement between the Company and Jay H. Dembsky (x)
                (Ex. 10.8)

(2) 10.9        Gorenstein Agreement dated September 20, 1996 by and among the
                Company, Stephen D. Rubin, Clark L. Feldman, Sam Gorenstein,
                David Gorenstein and J.B.F. Enterprises (Ex. 10.26)

*27.1           Financial Data Schedule.


       (b) No reports on Form 8-K were filed during the quarter for which this report is filed.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       VITA FOOD PRODUCTS, INC.


Date: August 7, 1998                   By:  /s/ Stephen D. Rubin
                                            --------------------
                                                Stephen D. Rubin
                                                President


Date: August 7, 1998                   By:  /s/ Jay H. Dembsky
                                            --------------------
                                                Jay H. Dembsky
                                       Vice President and Chief Financial
                                       Officer (Principal Financial and
                                       Accounting Officer)