Form 10QSB
period 1998-09-30
VITA FOOD PRODUCTS INC
filed 1998-11-09
CIK 1024342

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
               For the Quarterly Period Ended September 30, 1998


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

Yes     X      No
     ------        ------


Number of shares outstanding of Issuer's common stock, par value $.01 per share, as of November 9, 1998 is 3,702,036.


Transitional Small Business Disclosure Format:   Yes            No    X
                                                      ------        ------

                          VITA FOOD PRODUCTS, INC.

      REPORT ON FORM 10-QSB FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998

                                     INDEX


I.   FINANCIAL INFORMATION:

     Item 1. Financial Statements (unaudited)
             Balance Sheets ..................................       3
             Statements of Operations.........................       5
             Statements of Shareholders' Equity...............       6
             Statements of Cash Flows ........................       7
             Notes to Financial Statements ...................       8

     Item 2. Management's Discussion and Analysis of Financial
             Condition and Results of Operations .............       8


II.  OTHER INFORMATION .......................................      10

                                                        VITA FOOD PRODUCTS, INC.

                                                                 BALANCE SHEETS
===============================================================================



                                                                       SEPTEMBER 30,   DECEMBER 31,
                                                                            1998           1997
                                                                        (UNAUDITED)   (AUDITED)
------------------------------------------------------------------------------------------------------
  ASSETS
  CURRENT ASSETS
      Cash                                                           $    38,027      $   107,933
      Accounts receivable-trade, net of allowance for discounts,
        returns, and doubtful accounts of $361,141 in 1998 and         2,583,207        3,560,519
        $322,000 in 1997
      Federal income tax receivable                                       10,000          250,000
      Inventories
        Raw material and supplies                                      2,258,635        2,650,805
        Work in process                                                  131,395          135,157
        Finished goods                                                 2,123,383        1,516,246
      Prepaid expenses and other current assets                          252,304          262,533
      Deferred income taxes                                              553,426          200,000
------------------------------------------------------------------------------------------------------
  TOTAL CURRENT ASSETS                                                 7,950,377        8,683,193
------------------------------------------------------------------------------------------------------

  PROPERTY, PLANT AND EQUIPMENT
      Building and Improvements                                        1,440,060        1,399,077
      Machinery and Office Equipment                                   4,566,926        4,473,138
------------------------------------------------------------------------------------------------------

                                                                       6,006,986        5,872,215
      Less accumulated depreciation and amortization                  (3,910,043)      (3,657,788)
------------------------------------------------------------------------------------------------------
                                                                       2,096,943        2,214,427
      Land                                                                35,000           35,000
------------------------------------------------------------------------------------------------------
  NET PROPERTY, PLANT & EQUIPMENT                                      2,131,943        2,249,427
------------------------------------------------------------------------------------------------------

  OTHER ASSETS                                                           341,739          215,444
------------------------------------------------------------------------------------------------------

                                                                     $10,424,059      $11,148,064
------------------------------------------------------------------------------------------------------

                                                        VITA FOOD PRODUCTS, INC.

                                                                  BALANCE SHEETS
================================================================================

                                                                                   SEPTEMBER 30,                DECEMBER 31,
                                                                                       1998                        1997
                                                                                   (UNAUDITED)                   (AUDITED)
----------------------------------------------------------------------------------------------------------------------------
  LIABILITIES AND SHAREHOLDERS' EQUITY
  CURRENT LIABILITIES
       Current maturities of long-term obligations                                    $  348,119                  $  322,076
       Accounts payable                                                                1,595,659                   1,488,241
       Accrued other expenses                                                          1,436,855                   1,566,182
----------------------------------------------------------------------------------------------------------------------------
  TOTAL CURRENT LIABILITIES                                                            3,380,633                   3,376,499
----------------------------------------------------------------------------------------------------------------------------
  LONG-TERM OBLIGATIONS, LESS CURRENT MATURITIES                                       4,883,579                   4,953,242
----------------------------------------------------------------------------------------------------------------------------
  COMMITMENTS AND CONTINGENCIES

  SHAREHOLDERS' EQUITY
      Preferred stock, $.01 par value, authorized 1,000,000
      shares; none issued
      Common stock, $.01 par value; authorized 10,000,000 shares;
      issued and outstanding 3,702,036 shares in 1998 and                                 37,020                      37,000
      3,700,000 shares in 1997
      Additional paid in capital                                                       3,351,610                   3,348,273
      Retained Earnings                                                               (1,228,783)                   (566,950)
----------------------------------------------------------------------------------------------------------------------------
  TOTAL SHAREHOLDERS' EQUITY                                                           2,159,847                   2,818,323
----------------------------------------------------------------------------------------------------------------------------
                                                                                     $10,424,059                 $11,148,064
----------------------------------------------------------------------------------------------------------------------------

                                                        VITA FOOD PRODUCTS, INC.

                                                        STATEMENTS OF OPERATIONS
================================================================================

                                     FOR THREE MONTHS ENDED               FOR NINE MONTHS ENDED
                                    --------------------------------------------------------------
                                         SEPTEMBER 30,                         SEPTEMBER 30,
                                       1998          1997                    1998         1997
                                    (UNAUDITED)   (UNAUDITED)             (UNAUDITED)   (UNAUDITED)
  ------------------------------------------------------------------------------------------------
  NET SALES                          5,159,443     5,168,857              14,753,639    13,903,421
  COST OF GOODS SOLD                 3,680,989     3,867,008              10,839,788    10,240,032
  ------------------------------------------------------------------------------------------------
  Gross Margin                       1,478,454     1,301,849               3,913,851     3,663,389
  ------------------------------------------------------------------------------------------------
  SELLING, MARKETING AND
   ADMINISTRATIVE EXPENSES
   Selling and Marketing             1,213,998     1,147,630               3,294,681     3,162,646
   Administrative                      397,788       471,999               1,346,783     1,363,496
  ------------------------------------------------------------------------------------------------
                                     1,611,786     1,619,629               4,641,464     4,526,142
  ------------------------------------------------------------------------------------------------
  Operating Profit (Loss)             (133,332)     (317,780)               (727,613)     (862,753)
  ------------------------------------------------------------------------------------------------

  OTHER (INCOME) EXPENSE
  ------------------------------------------------------------------------------------------------
  Interest                              90,761       105,134                 287,646       271,403
  ------------------------------------------------------------------------------------------------
                                        90,761       105,134                 287,646       271,403
  ------------------------------------------------------------------------------------------------
  Income (loss) before Income Tax
    Expense (benefit)                 (224,093)     (422,914)             (1,015,259)   (1,134,156)
  INCOME TAX EXPENSE (BENEFIT)        (115,000)     (115,978)               (353,426)     (446,137)
  ------------------------------------------------------------------------------------------------
  NET INCOME (LOSS)                  ($109,093)    ($306,936)              ($661,833)     (688,019)
  ------------------------------------------------------------------------------------------------
  BASIC AND DILUTED EARNINGS (LOSS)
   PER SHARE                             (0.03)        (0.08)                  (0.18)        (0.19)
  ------------------------------------------------------------------------------------------------
  WEIGHTED AVERAGE COMMON
   SHARES OUTSTANDING                3,702,036     3,700,000               3,700,679     3,656,000
  ------------------------------------------------------------------------------------------------

                                                        VITA FOOD PRODUCTS, INC.

                                             STATEMENTS OF SHAREHOLDERS' EQUITY
                                                                     (UNAUDITED)
================================================================================

                                                                 COMMON STOCK
                                                         ---------------------------  ADDITIONAL
                                                                                       PAID-IN         RETAINED
  AMOUNT                                                   SHARES        AMOUNT        CAPITAL         EARNINGS          TOTAL
---------------------------------------------------------------------------------------------------------------------------------
  Balance, at January 1, 1997                            2,950,000      $29,500       $  196,000       $  360,635    $    586,135
  Net proceeds from initial public offering                750,000      $ 7,500       $3,152,273                -    $  3,159,773
  Net income (loss)                                              -            -                -        ($688,019)      ($688,019)
  -------------------------------------------------------------------------------------------------------------------------------
  Balance, at September 30, 1997                         3 700,000      $37,000       $3,348,273        ($327,384)   $  3,057,889
  -------------------------------------------------------------------------------------------------------------------------------
  Balance, at January 1, 1998                            3,700,000      $37,000       $3,348,273        ($566,950)   $  2,818,323
  Proceeds from stock purchase and
  stock option plans                                         2,036      $    20       $    3,337                     $      3,357
  Net income (loss)                                                                                     ($661,833)      ($661,833)
  -------------------------------------------------------------------------------------------------------------------------------
  Balance, at September 30, 1998                         3,702,036      $37,020        $3,351,610     ($1,228,783)   $  2,159,847
  -------------------------------------------------------------------------------------------------------------------------------


                                                                               6

                                                        VITA FOOD PRODUCTS, INC.

                                                        STATEMENTS OF CASH FLOWS

================================================================================

                                                                       FOR NINE MONTHS ENDED
                                                                -----------------------------------
                                                                SEPTEMBER 30,           SEPTEMBER 30
                                                                    1998                    1997
                                                                 (UNAUDITED)             (UNAUDITED)
---------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income (Loss)                                               (661,833)               (688,019)
  Adjustments to reconcile Net Income (Loss) to
  net cash provided by (used in) operating activities
     Depreciation and amortization                                 253,722                 210,691
     Deferred income taxes                                        (353,426)               (446,137)
     Changes in assets and liabilities:
       Decrease (increase) in accounts                             977,312                 712,908
        receivable
       Federal tax receivable                                      240,000
       Decrease (increase) in inventories                         (211,205)               (247,189)
       Decrease (increase) in prepaid expenses and                  10,229                 (81,484)
        other current assets
       Decrease (increase) in other assets                        (127,762)               (122,733)
       Increase (decrease) in accounts                             107,418              (1,801,094)
        payable
       Increase (decrease) in accrued expenses                    (129,327)               (105,308)
       Increase (decrease) in income taxes payable                       0                (249,482)
  -------------------------------------------------------------------------------------------------
  Net cash provided by (used in) operating activities              105,128              (2,817,847)
  -------------------------------------------------------------------------------------------------
  CASH FLOWS FROM INVESTING ACTIVITIES
     Capital Expenditures                                         (134,771)               (493,626)
  ------------------------------------------------------------------------------------------------
  Net cash used in investing activities                           (134,771)               (493,626)
  ------------------------------------------------------------------------------------------------
  CASH FLOWS FROM FINANCING ACTIVITIES
  ------------------------------------------------------------------------------------------------
     Net proceeds from initial public offering                           0               3,772,801
     Proceeds from stock purchase and stock option plans             3,357                       0
     Proceeds from (payments on) bank and other debt obligations   (43,620)               (510,831)
  ------------------------------------------------------------------------------------------------
  Net cash provided by (used in financing
     activities                                                    (40,263)              3,261,970
  ------------------------------------------------------------------------------------------------
  Net Increase (decrease) in Cash                                  (69,906)                (49,503)

  Cash, at beginning of period                                     107,933                  88,221
  ------------------------------------------------------------------------------------------------
  Cash, at end of Period                                            38,027                  38,718
  ------------------------------------------------------------------------------------------------

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


YEAR 2000

The Company has established an overall plan to address systems-related Year 2000 issues. The plan calls for testing, modification, or replacement of several existing business system applications. The Company has tested all critical information technology systems during the last 5 years and is substantially satisfied that they are Year 2000 compliant. However, there can be no assurances that after December 31, 1999, Year 2000 issues that would have an adverse impact on the Company will not arise. The Company continues to address less critical information technology systems for Year 2000 compliance and expects to complete such verification and testing procedures in the first half of 1999.

In addition, the Company has initiated surveys of critical suppliers and customers to determine the status of the their Year 2000 compliance programs. To date, the Company has not been made aware of any Year 2000 compliance issues from its critical suppliers and customers that would have a material impact on the Company's operations; however, there can be no guarantee that the failure of these entities to address their own Year 2000 compliance issues would not have an adverse impact on the Company. Accordingly, the Company intends to continually update its surveys.

Management's best estimate of the cost to complete its plan is approximately $20,000, of which less than $10,000 was incurred as of September 30, 1998.

COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 1998 AND THE THREE MONTHS ENDED SEPTEMBER 30, 1997

REVENUES. Net sales for the three months ended September 30, 1998 were $5,159,000 compared to $5,169,000 for the same period in 1997, a decrease of $10,000 or less than 1%. The slight decrease was attributable to a combination of flat sales of both herring and core salmon products, a 10% decrease in the sale of other specialty products, and a 108% increase in the sale of newer products, which includes hommus, salmon burgers, and salmon nuggets. The large increase in newer products is primarily attributable to the increasing acceptance of the newer products by Vita's retail customers and end consumers.

GROSS MARGIN. Gross margin for the three months ended September 30, 1998 was $1,478,000 compared to $1,302,000 for the same period in 1997, an increase of $176,000 or 14%. As a percentage of net sales, gross margin was 28.6% in the three months versus 25.2% in the same period in 1997. The increase in the gross margin percentage was attributable in part to improvements in herring and core salmon product margins, and in part to production labor efficiencies created and sustained during the quarter.

OPERATING EXPENSES. Selling, marketing and administrative expenses for the three months ended September 30, 1998 were $1,612,000 compared to $1,620,000 for the same period in 1997, a decrease of $8,000 or 1%. As a percentage of net sales, selling, marketing and administrative expenses decreased to 31.2% from 31.3% for the same period in 1997. The slight decrease in the selling, marketing and administrative expense margin was attributable to a combination of factors, including lower professional fees, and lower broker commissions and distribution costs as a percentage of sales, offset to some extent by increased promotional activity.

INTEREST EXPENSE. Interest and other expense, net, for the three months ended September 30, 1998 was $91,000 compared to $105,000 for the same period in 1997, a decrease of $14,000 or 13%. This decrease was attributable to greater than anticipated interest income from an outstanding tax receivable, offset to some extent by a higher level of bank debt outstanding. The higher level of debt was primarily a result of the net loss incurred in the prior twelve months.

INCOME TAXES. The Company provided for an income tax benefit of $115,000 for the three months ended September 30, 1998, compared to an income tax benefit of $116,000 for the same period in 1997. The income tax benefits for each period represents anticipated utilization of these tax benefits during the respective fiscal years. The income tax benefit for the three months ended September 30, 1998 was higher as a percent of pretax income than the income tax benefit for the three months ended September 30, 1997 because the Company expects a higher pretax income for the year ending December 31, 1998 than it had as of June 30, 1998, resulting in a more substantial income tax benefit as a percentage of pretax income for the quarter, as compared to the quarter ended September 30, 1997.

NET INCOME AND LOSS. Net loss for the three months ended September 30, 1998 was $109,000 or $0.03 per share compared to net loss of $307,000 or $0.08 per share for the same period in 1997, a decrease in net loss of $198,000 or $0.05 per share.

COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND THE NINE MONTHS ENDED SEPTEMBER 30, 1997

REVENUES. Net sales for the nine months ended September 30, 1998 were $14,754,000 compared to $13,903,000 for the same period in 1997, an increase of $851,000 or 6%. This increase was attributable to a combination of a 1% increase in sales of herring products, a 6% increase in sales of core salmon products, a 6% increase in the sale of other specialty products, and a 136% increase in the sale of newer products, which includes hommus, salmon burgers, and salmon nuggets. The overall increase was partially attributable to the timing of certain customers' orders. Two customers which placed lower than normal purchase orders in the first quarter of 1997 resumed their normal purchasing pattern.

GROSS MARGIN. Gross margin for the nine months ended September 30, 1998 was $3,914,000 compared to $3,663,000 for the same period in 1997, an increase of $251,000 or 7%. As a percentage of net sales, gross margin was 26.5% in the three months versus 26.3% in the same period in 1997. The increase in the gross margin percentage was attributable in part to improved labor efficiencies achieved and sustained in the third quarter of 1998, offset in part by increased expenses to improve product quality and safety.

OPERATING EXPENSES. Selling, marketing and administrative expenses for the nine months ended September 30, 1998 were $4,641,000 compared to $4,526,000 for the same period in 1997, an increase of $115,000 or 3%. As a percentage of net sales, selling, marketing and administrative expenses decreased to 31.5% from 32.6% for the same period in 1997. The increase in selling, marketing and administrative expenses was attributable to increased distribution and brokerage costs which are variable to sales. The decrease in the selling, marketing and administrative expense margin was attributable to the various fixed selling and administrative expenses which do not increase with an increase in sales.

INTEREST EXPENSE. Interest and other expense, net, for the nine months ended September 30, 1998 was $288,000 compared to $271,000 for the same period in 1997, an increase of $17,000 or 6%. This increase was primarily attributable to the higher level of bank debt outstanding. The higher level of debt was primarily a result of the losses incurred in the prior twelve months.

INCOME TAXES. The Company provided for an income tax benefit of $353,000 for the nine months ended September 30, 1998, compared to an income tax benefit of $446,000 for the same period in 1997. The income tax benefits for each period represents anticipated utilization of these tax benefits during the respective fiscal years. The income tax benefit for the nine months ended September 30, 1998 was lower as a percent of pretax income than the income tax benefit for the nine months ended September 30, 1997 because the Company expected higher pretax income for the year ended December 31, 1997 and, accordingly, the ability to take advantage of a more substantial income tax benefit, as compared to the year ending December 31, 1998.

NET INCOME AND LOSS. Net loss for the nine months ended September 30, 1998 was $662,000 or $0.18 per share compared to net loss of $688,000 or $0.19 per share for the same period in 1997, a decrease in net loss of $26,000 or $0.01 per share.


FINANCIAL CONDITION

Since December 31, 1997, the Company's current ratio decreased to 2.4 from 2.6. The ratio of long-term debt-to-total capitalization increased to 69% from 64%, as 1998 net losses required funding from the available credit facilities.

CASH FLOWS FROM OPERATING ACTIVITIES. Net cash provided by operating activities was $105,000 for the nine months ended September 30, 1998, compared to net cash used in operating activities of $2,818,000 for the same period in 1997. This difference was primarily attributable to a small increase in accounts payable in 1998 as compared to a large decrease in accounts payable in 1997, and the receipt of a federal tax refund in 1998 compared to payment of federal taxes in 1997. The decreased payments of the Company's accounts payable was in part due to the payments of expenses in 1997 related to the Company's initial public offering.

CASH FLOWS FROM INVESTING ACTIVITIES. Net cash used in investing activities was $135,000 for the nine months ended September 30, 1998, compared to $494,000 for the same period in 1997. The decrease was primarily due to lower capital spending on equipment in part due to an increase in equipment leasing rather than direct purchasing.

CASH FLOWS FROM FINANCING ACTIVITIES. Net cash used in financing activities was $40,000 for the nine months ended September 30, 1998, compared to net cash provided of $3,262,000 for the same period in 1997. The increase in net cash used in financing activities was attributable to the net proceeds from the Company's initial public offering in 1997, offset by payments under the Company's bank credit facilities.


PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
         (a) Exhibits

          EXHIBIT
          NUMBER                    EXHIBIT TITLE
          -------                   -------------
          (1) 3.1          Articles of Incorporation of the Company (Ex. 3.1)


-----------------
(1) Incorporated by reference to Form SB-2 Registration Statement (File No. 333-5738), filed with the Securities and Exchange Commission on September 23, 1996. Form SB-2 Exhibit number is included in parenthesis following the title of the Exhibit.

(1)3.2  By-laws of the Company (Ex. 3.2)

(1)4.1  Form of Common Stock Certificate (Ex. 4.1)

(1)4.2 Form of Representatives' Warrant Agreement between the Company and National Securities Corporation and Access Financial Group, Inc., as representative of the several Underwriters (the "Representatives"), including Form of Representatives' Warrant (Ex. 4.2)

(2)4.3 Form of Warrant Agreement between the Company and American Stock Transfer & Trust Company and the Representative, including form of Warrant Certificate (Ex. 4.3)

(3)10.1 Loan and Security Agreement dated as of March 20, 1995 by and between the Company and NBD Bank, as amended (Ex. 10.3)

(3)10.1.1  Second Amendment to Loan and Security Agreement (Ex. 10.1.1)

(3)10.1.2  Third Amendment to Loan and Security Agreement (Ex. 10.1.2)

(3)10.1.3  Form of Fourth Amendment to Loan and Security Agreement (Ex. 10.1.3)

(4)10.1.4  Fifth Amendment to Loan and Security Agreement (Ex. 10.1.4)

*10.1.5    Sixth Amendment to Loan and Security Agreement and Note

(1)10.2 Form of 1996 Employee Stock Option Plan (Ex. 10.4)(x)

(1)10.3 Form of 1996 Stock Option Plan for Non-Employee Directors (Ex. 10.5)(x)

(1)10.4 Form of Employment Agreement between the Company and Stephen D. Rubin (Ex. 10.7)(x)

(1)10.5 Form of Employment Agreement between the Company and Clark L. Feldman (Ex. 10.8)(x)

(1)10.6 Long Term Supply/Purchase Agreement dated as of September 1, 1992 by and between the Company and Barry's Limited (Ex. 10.9)


(1)10.7 Exclusive Distributorship Agreement dated as of December 1, 1994 by and between the Company and Brookside Products, Ltd. (Ex. 10.10)

(1)10.8 Employment Agreement between the Company and Jay H. Dembsky(x)(Ex. 10.8)

--------------------------

(1) Incorporated by reference to Form SB-2 Registration Statement (File No. 333-5738), filed with the Securities and Exchange Commission on September 23, 1996. Form SB-2 Exhibit Number is included in parenthesis following the title of the Exhibit.
(2) Incorporated by reference to Form SB-2 Registration Statement (File No. 333-5738), filed with the Securities and Exchange Commission on November 14, 1996. Form SB-2 Exhibit Number is included in parenthesis following the title of the Exhibit.
(3) Incorporated by reference to Form 10-KSB for the fiscal year ended December 31, 1997, filed with the Securities and Exchange Commission on March 30, 1998. Form 10-QSB Exhibit Number is included in parenthesis following the title of the Exhibit.
(4) Incorporated by reference to Form 10-QSB for the fiscal quarter ended June 30, 1998, filed with the Securities and Exchange Commission on August 7, 1998. Form 10-QSB Exhibit Number is included in parenthesis following the title of the Exhibit.

*   Filed herewith
(x) Indicates an employee benefit plan, management contract or compensatory plan or arrangement in which a named executive officer participates.

(2)10.9 Gorenstein Agreement dated September 20, 1996 by and among the Company, Stephen D. Rubin, Clark L. Feldman, Sam Gorenstein, David Gorenstein and J.B.F. Enterprises (Ex. 10.26)

*27.1   Financial Data Schedule


       (b) No reports on Form 8-K were filed during the quarter for which this report is filed.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        VITA FOOD PRODUCTS, INC.




Date:  November 9, 1998                 By:  //Stephen D. Rubin//
                                             --------------------
                                             Stephen D. Rubin
                                             President


Date:  November 9, 1998                 By:  //Jay H. Dembsky//
                                             ------------------------
                                             Jay H. Dembsky
                                             Vice President and Chief
                                             Financial Officer
                                             (Principal Financial and
                                             Accounting Officer)