Form 10KSB
period 1998-12-31
VITA FOOD PRODUCTS INC
filed 1999-03-29
CIK 1024342

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   Form 10-KSB


       |X|        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the Fiscal Year Ended December 31, 1998

                                       Or

       |_|      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 1-12599

                            VITA FOOD PRODUCTS, INC.
                 -----------------------------------------------
                 (Name of Small Business Issuer in its Charter)

NEVADA
-----------------                                                                                                #36-3171548
(State or other jurisdiction of                                                                               ----------------
incorporation or organization)                                                                                (I.R.S. Employer
                                                                                                             Identification No.)
2222 WEST LAKE STREET
CHICAGO, ILLINOIS                                                    (312) 738-4500                                60612
-----------------                              -------------------------------------------------                ----------
(Address of principal                          Registrant's telephone number including area code                (Zip Code)
executive offices)

                               Securities registered pursuant to Section 12(b) of the Exchange Act:


Title of Each Class                                                           Name of Each Exchange On Which Registered
------------------------------------                                   -----------------------------------------
COMMON STOCK, PAR VALUE $.01 PER SHARE                                 AMERICAN STOCK EXCHANGE & CHICAGO STOCK EXCHANGE
REDEEMABLE COMMON STOCK PURCHASE WARRANTS                              AMERICAN STOCK EXCHANGE & CHICAGO STOCK EXCHANGE


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2)
has been subject to such filing requirements for the past 90 days. Yes X   No
                                                                      ----   ---

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.
                              ---
State issuer's revenues for the most recent fiscal year.  $22,294,793

Shares of common stock, par value $.01 per share outstanding at February 28, 1999 - 3,704,724. Aggregate market value of such shares held by non-affiliates as of that date - $1,240,008, based on a closing price of $1.00 per share as reported on the American Stock Exchange. The issuer has assumed that all directors, executive officers, and holders of 10% or more of the shares of Common Stock are affiliates for the purposes of this calculation.

Documents Incorporated by Reference: A portion of the Company's Proxy Statement relating to its 1999 Annual Meeting of Shareholders is incorporated by reference in Part III hereof.

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

         SALMON

         The Company, using only premium and quality grades of salmon primarily from Southeastern Alaska, Canada and Chile, cures, smokes, and slices the salmon for most of its salmon products. The Company's retail salmon products are packaged and sold either refrigerated or frozen to Supermarkets. The institutional cured and smoked salmon products are packaged in bulk containers, including three pound trays, and sold refrigerated or frozen to Institutional Purchasers. Salmon consumption has been increasing over the past five years and salmon now represents the one of the most popular types of seafood consumed in the United States. The Company's salmon products are generally served as part of buffets at parties, particularly during the Christmas holiday season, or as a traditional brunch item with bagels. The salmon products are also served as appetizers at formal parties and are being more frequently used as light meals. The Company's salmon products include "VITA Lox Salmon," "VITA Nova Salmon," and "VITA Pastrami Salmon." Other products sold under the VITA label include the VITA LEAN Salmon Burger, VITA Salmon Nuggets, and VITA Salmon Spread.

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


         NEWER PRODUCTS

         The Company's newer products are those introduced in the past few years and are either products developed by the Company, products acquired through acquisitions of other companies, or products marketed under co-packing arrangements or distribution agreements. The Company introduced "VITA HEAVENLY HOMMUS!" in September, 1996, the "VITA LEAN SALMON BURGER" in November, 1996, and "VITA SALMON NUGGETS" in September, 1997. The salmon burger and salmon nugget products were developed by the Company while the hommus products are marketed under a co-packing arrangement. The Company has capitalized on its national distribution network and the strong recognition of the VITA brand name to generate sales of these products. In order to introduce these products, the Company incurs costs for development and distribution which are significant relative to current sales levels. It is expected that as sales of these products grow, the development and distribution costs will decline on a relative basis. The Company believes that through the introduction of new non-seasonal products, it can, over time, reduce the variability in its quarterly operating results by increasing sales during the second and third quarters of each year.

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

         The Company's regional sales managers oversee its national distribution network. The Company employs four full-time regional sales managers who maintain contact with the food brokers in their region and monitor their performance. The regional sales managers also assist the food brokers in their selling efforts by, among other things, accompanying the food brokers on local sales calls. The Company believes that it is one of the few companies in its market niche to employ regional sales managers and that the presence of the regional sales managers has solidified the Company's relationship with its national distribution network.

         The Company enters into an agreement with each food broker which grants the food broker an exclusive territory in which to sell VITA products and sets forth the amount of commissions to be paid on such sales by the Company. Such agreements do not permit the Company to make sales directly to Supermarkets located in a food broker's exclusive territory unless the Company pays the food broker the commission which it would have earned. The agreements are terminable by either party upon 30 days' notice. The Company believes such terms are standard in the Company's industry. The food brokers sell the Company's products in both the retail and institutional/food service markets. The retail market, consisting of Supermarkets has generally accounted for approximately 80% of the Company's net sales while Institutional Purchasers have accounted for the remaining 20% of net sales. Approximately 95% of the Company's net sales to Supermarkets are made through food brokers while the remaining 5% of net sales to Supermarkets are made directly by the Company. Products purchased through food brokers by Supermarkets that are shipped directly to the Supermarkets' warehouses have generally accounted for 70% of the 95% of net sales to the retail market. Products purchased through food brokers by food distributors for resale to Supermarkets account for 30% of the 95% of net sales to the retail market. Approximately 95% of the Company's net sales to Institutional Purchasers are made through food brokers, including international distributors, while the remaining 5% of net sales are made to Institutional Purchasers directly by the Company.


CUSTOMERS/SALES BY REGION

         The Company's customers include large regional supermarket chains and wholesale clubs throughout the country. The Company's products sold under the VITA brand name are particularly well known in New York City and the surrounding metropolitan area ("NYC"). The geographic distribution of the Company's sales in 1998 were as follows:


Geographic Area                                   % of Gross Sales      Representative Retail Sales Customers
---------------------------------------------- ------------------------ ---------------------------------------------------------
 Northeast                                                29%
    New York City Metropolitan Area                          11%         Waldbaums, A & P, Shop-Rite
    Other Northeast                                          18%         Wegman's, Stop & Shop,  Shaw's
 Midwest                                                  35%            Super Valu, Jewel, Dominick's, Meijer's
 Southeast                                                23%            Publix, Winn-Dixie
 West                                                     12%            Safeway, Fred Meyer, Albertson's
 International                                             1%



         The Company's largest customer represented less than 10% of its net sales in 1997, but 10% of its net sales in 1998. This customer is a large supermarket chain with five regional divisions located in the Southeast. The purchasing decisions of each regional division are made independently. The Company does not have a long-term contractual relationship with this customer. The Company believes the loss of this customer would have a material adverse affect on the Company's business, financial condition and results of operations. However, the Company believes the loss of this customer is unlikely. In addition, because each regional division makes its purchasing decisions independently, the Company believes that it is not likely to lose all of the divisions even if it were to lose one or more of such divisions.

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


PRODUCT RETURN POLICY

         The Company guarantees the sale of most of its products sold in Supermarkets, which sales represent approximately 70% of the Company's sales. This guarantee helps ensure that consumers receive fresh products. Under the guarantee, products not sold before their expiration date are either returned to the Company through its food brokers or are disposed of by the Supermarkets or food distributor. A credit is then issued to the Supermarket or food distributor. The Company has established a reserve to be used for credits for product returns and believes, based on its historical return rates which have been fairly consistent over the past several years, that this reserve is adequate to fund all foreseeable product return credits.


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

          As of December 31, 1998, the Company decided to suspend plans to construct a new facility. The Company made this decision after careful considerations of the costs and benefits related to the relocation to a new facility, including the cost of building a new facility, the availability of alternative suitable facilities in existence, the relative benefits of an improved facility, and the financial risk it would pose to the Company and its shareholders. As a result, costs incurred for this effort, including architecture fees, were written off as "other expenses" in 1998. See Note 10 of
Item 8. "Financial Statements".

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


COMPETITION


         The market for the Company's products is highly competitive. The Company believes that consumers choose herring products and salmon products as well as its other specialty products based primarily on product quality and price. Although the Company's competitors are primarily small, regional food processors and producers, certain of the Company's competitors may have greater financial and other resources than the Company and may offer lower prices on comparable products. Since a key competitive factor among producers of cured and smoked salmon products and herring products is price, even smaller regional companies may be able to compete effectively against the Company due to reduced shipping costs. While the Company believes its prices are competitive for the quality level of its products, the Company relies primarily on the recognition of the VITA brand name, its reputation for selling quality products, and the strength of its distribution network. The Company's main competitors in the herring product and cured and smoked salmon product market are Lascco, Mama's and Nathan's, among others. The Company believes it is the only independent company with national distribution capabilities in this market.


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


         The Company is involved in discussions with the District regarding the user charges for certain prior years. See Note 5 of Item 8. "Financial Statements". Although the Company is involved in this and other environmental matters, it does not believe that compliance with Federal, state or local provisions relating to protection of the environment will have a material effect on the Company's capital expenditures, earnings or competitive position.

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

         The Company has also licensed the "ELF" brand name, of herring products which the Company believes has widespread consumer recognition in the Midwest region of the country. The Company obtained all of Lyon Food's rights to the "ELF" trademark in connection with herring products from Food Marketing Corp. pursuant to the terms of a letter agreement (the "Letter Agreement"). Ownership of the "ELF" trademark originally belonged to Food Marketing Corp. and was transferred to SuperValu, Inc., which affirmed Lyon Food's right to use the mark as set forth in the Letter Agreement and consented to the Company's right to use the trademark in connection with smoked fish products. The Letter Agreement is terminable upon six months notice to the Company. The Company sells its hommus products under the pending federal trademark "HEAVENLY HOMMUS!," sells its salmon burger under the registered federal trademark "VITA LEAN," and has applied for registration of the trademark "SALMON SLAMMERS" for use in marketing its salmon nugget products to Institutional Purchasers. The Company is not aware of any names or marks which infringe any of those the Company uses. Although the Company sells products under a number of other brand and trade names, such other brand or trade names are not material to the Company's marketing strategy. The Company also uses various recipes and proprietary formulations in its products which it maintains as trade secrets. The Company does not believe its business is otherwise dependent upon any patent, license, trademark, service mark or copyright.


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


EMPLOYEES

         At February 28, 1999, the Company had 117 full-time employees. Additionally, up to 35 workers are hired on a temporary basis each year to meet seasonal production demands. Except for supervisors, all production employees are represented by the Local 546 United Food & Commercial Workers, International Union and maintenance employees are represented by the Local 399 International Union of Operating Engineers. The Company has not experienced any work stoppages since the Company was acquired by the prior Investors in 1982. The Company considers its relations with its employees to be good.


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



                                     PART II

ITEM 5. MARKETS FOR REGISTRANT'S COMMON STOCK, WARRANTS AND RELATED STOCKHOLDER MATTERS

         The shares of Common Stock and Redeemable Common Stock Purchase Warrants began trading on the Chicago Stock Exchange on January 17, 1997, and on the American Stock Exchange on May 12, 1997. The Company's Common Stock is traded on the American Stock Exchange and Chicago Stock Exchange under the symbol "VSF". The Company's Warrants are traded on the American Stock Exchange and Chicago Stock Exchange under the symbol "VSF.WS." The Company believes that as of February 28, 1999 there were approximately 450 beneficial holders of the Company's Common Stock.

         The Company has never paid a cash dividend on its common stock and currently anticipates that all of its earnings will be retained for use in the operation and expansion of its business.

         The following table set forth the composite market price per share for the Common Stock and Warrants of the Company.

           Common Stock Market Price                                        Warrant Market Price
Quarter                High              Low                        Quarter          High       Low
-------                ----              ---                        -------          ----       ---
1st - 1997                6            4 3/8                        1st - 1997        3/4       1/8
2nd - 1997                6            3 3/8                        2nd - 1997       7/16       1/4
3rd - 1997            3 1/2            2 3/4                        3rd - 1997        3/8       1/8
4th - 1997            2 7/8            1 1/4                        4th - 1997        3/8       1/8

1st - 1998            2 3/8            1 3/8                        1st - 1998       5/16       1/8
2nd - 1998            2 1/8            1 3/4                        2nd - 1998       3/16       1/8
3rd - 1998           2 1/16            1                            3rd - 1998        1/8      1/32
4th - 1998           1 3/16              1/4                        4th - 1998       3/16      1/32



ITEM 6.  SELECTED FINANCIAL DATA

         The selected financial data with respect to the Company's statements of operations for each of the years in the two year period ended December 31, 1998 and the balance sheet data as of December 31, 1998 and 1997 are derived from the Company's audited financial statements. The financial data should be read in conjunction with the financial statements and notes thereto and Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations."


                                                                                YEAR ENDED
                                                                                DECEMBER 31,
                                                                   --------------------------------------
STATEMENT OF INCOME DATA:                                                1997                  1998
                                                                   -----------------      ---------------
                                                                         (IN THOUSANDS, EXCEPT PER
                                                                              SHARE AMOUNTS)
     Net sales...............................................          $  21,950            $  22,295
     Cost of goods sold......................................             16,075               15,746
                                                                   -----------------      ---------------
     Gross margin............................................              5,875                6,549
     Selling, marketing and administrative expenses..........              6,561                6,458
                                                                   -----------------      ---------------
     Operating profit (loss).................................               (686)                  91
     Interest and other, net.................................                392                  700(a)
                                                                   -----------------      ---------------
     Loss before income tax benefit..........................             (1,078)                (609)
     Income tax benefit......................................                150                    0
                                                                   -----------------      ---------------
     Net loss................................................        $      (928)           $    (609)
                                                                   =================      ===============
     Basic and diluted loss per common share.................        $     (0.25)           $   (0.16)
                                                                   =================      ===============
     Weighted average number of common
        shares outstanding...................................          3,667,100            3,701,018
                                                                   =================      ===============


(a) Includes non-recurring write-off of relocation costs of $297,699.

                                                                                YEARS ENDED
                                                                               DECEMBER 31,
                                                                  ----------------------------------------
STATEMENT OF INCOME DATA:                                                1997                  1998
                                                                  --------------------   -----------------
   Net sales...............................................                 100.0%               100.0%
   Cost of goods sold......................................                  73.2                 70.6
                                                                  --------------------   -----------------
   Gross margin............................................                  26.8                 29.4
   Selling, marketing and administrative expenses..........                  29.9                 29.0
                                                                  --------------------   -----------------
   Operating profit (loss).................................                  (3.1)                 0.4
   Interest and other, net.................................                   1.8                  3.1
                                                                  --------------------   -----------------
   Loss before income tax benefit..........................                  (4.9)                (2.7)
   Income tax benefit......................................                   0.7                  -
                                                                  --------------------   -----------------
   Net loss................................................                  (4.2)%               (2.7)%
                                                                  ====================   =================



                                                                                 YEARS ENDED
                                                                                 DECEMBER 31,
                                                                     -------------------------------------
BALANCE SHEET DATA:                                                       1997                 1998
                                                                     ----------------    -----------------
                                                                                (IN THOUSANDS)
   Working capital.........................................                 $5,307              $ 4,808
   Total assets............................................                 11,148               11,054
   Current liabilities.....................................                  3,377                3,702
   Long-term debt..........................................                  4,953                5,138
   Shareholders' equity....................................                  2,818                2,214


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS COMPARISON OF THE YEAR ENDED DECEMBER 31, 1998 AND THE YEAR ENDED DECEMBER 31, 1997

REVENUES. Net sales for the year ended December 31, 1998 were $22,295,000 compared to $21,950,000 for the year ended December 31, 1997, an increase of $345,000 or 2%. This increase was attributable to a combination of a 3% decrease in sales of herring products, a 1% decrease in sales of core salmon products, a 7% increase in the sale of other specialty products, and a 110% increase in the sale of newer products, which includes hommus, salmon burgers and salmon nuggets.

GROSS MARGIN. Gross margin for the year ended December 31, 1998 was $6,549,000 compared to $5,875,000 for the year ended December 31, 1997, an increase of $674,000 or 11%. As a percentage of net sales, gross margin was 29.4% in the year versus 26.8% in 1997. The increase in the gross margin percentage was largely attributable to lower production costs resulting from strategies implemented in the second and third quarters of 1998 which reduced production downtime, lowered raw material costs, eliminated unprofitable slow-moving items, and improved the overall operating efficiency of the operations.

OPERATING EXPENSES. Selling, marketing and administrative expenses for the year ended December 31, 1998 were $6,458,000 compared to $6,561,000 for the year ended December 31, 1997, a decrease of $103,000 or 2%. As a percentage of net sales, selling, marketing and administrative expenses decreased to 29.0% from 29.9% in 1997. The decrease was attributable to a reduction in both fixed and variable selling costs, offset by increased advertising and other promotional costs.

INTEREST AND OTHER EXPENSE. Interest and other expense, net, for the year ended December 31, 1998 was $700,000 compared to $392,000 for the year ended December 31, 1997, an increase of $308,000 or 79%. This increase was primarily attributable to a non-recurring write-off of relocation costs related to the anticipated construction or purchase of a new facility. At the end of 1998, the Company decided to suspend its plans to construct a new facility after careful consideration of the costs and relative benefits of a new facility. Costs incurred and previously deferred in the amount of $298,000 were written off in the fourth quarter of 1998.

INCOME TAXES. The Company provided for no income tax expense or benefit for the year ended December 31, 1998, compared to an income tax benefit of $150,000 for the year ended December 31, 1997. The income tax benefit of $150,000 in 1997 was recognized in order that the deferred tax asset equal $200,000, a figure that represented the likely future tax benefits which would inure to the Company. Based on its projected pretax income for the year ended December 31, 1999, which would allow the Company to partially utilize its net operating loss carryforwards, the Company determined that a partial recognition of the deferred tax asset valuation allowance was appropriate. The Company determined, as of December 31, 1998, that it was more likely than not that it would not be able to fully realize the remaining net deferred tax assets. The Company based this determination on the uncertainty of the effects on future pretax income of the Company's acquisition strategy. At December 31, 1998, the deferred tax asset remained $200,000, although the valuation allowance was $614,000, compared to $396,000 at December 31, 1997.

NET INCOME AND LOSS. Net loss for the year ended December 31, 1998 was $609,000 or $0.16 per share compared to $928,000 or $0.25 per share for the year ended December 31, 1997, a decrease of $319,000 or $0.09 per share.


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

                                                                                    NET SALES
                                                             --------------------------------------------------------
                                                                FIRST         SECOND        THIRD         FOURTH
        YEAR                                                   QUARTER       QUARTER       QUARTER        QUARTER
        ----                                                   -------       -------       -------        -------
                                                                                 (in thousands)
        1994............................................        $4,285        $3,108        $3,892         $6,508
        1995............................................         4,454         4,011         4,580          8,365
        1996............................................         5,516         3,692         4,761          8,719
        1997............................................         4,722         4,013         5,169          8,046
        1998............................................         5,519         4,075         5,159          7,542

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



                                                                              NET INCOME (LOSS) (3)
                                                             --------------------------------------------------------
                                                                FIRST         SECOND        THIRD         FOURTH
        YEAR                                                   QUARTER       QUARTER       QUARTER        QUARTER
        ----                                                   -------       -------       -------        -------
                                                                                 (in thousands)
        1994............................................           $10        $(427)       $(121)          $810
        1995(1).........................................            63         (270)        (548)(2)        886
        1996............................................            69         (100)           3            846
        1997............................................          (162)        (219)        (307)          (240)(4)
        1998............................................           (89)        (463)        (109)            52 (5)

-------------
(1) The Company incurred, non-recurring unusual, expenses in 1995 which consisted of an Arbitration Award of $356,000, expenses of $110,000 incurred in consolidating the herring production line operations of Lyon Food with the Company's existing production facilities, expenses of $83,000 incurred in establishing the Company's bank credit facilities and legal fees and expenses totaling $62,000 paid to Company counsel in connection with the Arbitration.
(2)   The Arbitration Award of $356,000 was paid in the third quarter of 1995.
(3) Income taxes (benefit) are not presented in 1994 and 1995 due to the Company's utilization of net operating loss carryforwards to offset taxable income and due to the 100% valuation allowance applied against the deferred tax asset. In 1996, the Company recognized $316,000 of the prior year's deferred tax asset valuation allowance. In 1997 and 1998, the Company increased the valuation allowance by $262,000, and $218,000, respectively.
(4) The fourth quarter loss is not typical for the Company's historical fourth quarter financial performance. The lower profitability in the fourth quarter of 1997 was due, in part, to several factors including lower sales and profit margins, increased promotional activity for the Company's newer products and new geographic markets, and non-recurring production expenses.

(5) Includes a non-recurring charge of $298,000 to write-off costs related to the suspended relocation effort.




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

FINANCIAL CONDITION

At December 31, 1998, the Company had $4,808,000 in working capital, compared to $5,307,000 at December 31, 1997, a decrease of $499,000 or 9%. Lower inventory levels, the receipt of a federal income tax receivable, and the deferred payment of certain accrued expenses reduced working capital. The cash generated from these was used to pay down the revolving credit line. The revolving credit line is recorded as long-term debt and not a part of working capital.

At December 31, 1998, the Company had $78,000 in cash, and a revolving credit facility of $5,250,000 and term facility of $1,500,000 with its lender which expire in May, 2000. Amounts outstanding under the revolving facility and the term facility at December 31, 1998 were $4,014,000 and $739,000, respectively. The rate of interest on both facilities is the prime rate. The facilities contain customary representations, warranties, and covenants. At December 31, 1998, the Company was in compliance with the covenants under its credit agreement.

Since December 31, 1997, the Company's current ratio decreased to 2.3 from 2.6, due in large part to the working capital changes discussed above. The ratio of long-term debt-to-total capitalization increased from 64% to 70%, as the net loss in 1998 reduced the equity base. The Company believes its financial resources are adequate to fund its needs for the next twelve months.

CASH FLOWS FROM OPERATING ACTIVITIES. Net cash provided by operating activities was $304,000 for the year ended December 31, 1998, compared to net cash used in operating activities of $2,793,000 for the year ended December 31, 1997. This difference was primarily attributable to: 1) decrease in the net loss in 1998;
2) a decreased use of cash to make payments on accounts payable; and 3) the collection in 1998 of a $250,000 income tax receivable. The increased payments of the Company's accounts payable in 1997 was primarily attributable to the Company's delay until 1997 in making payments in order to conserve cash and to pay expenses related to the initial public offering. Due to the improved financial condition after the initial public offering, no delay in making such payments was deemed necessary.

CASH FLOWS FROM INVESTING ACTIVITIES. Net cash used in investing activities was $132,000 for capital spending for the year ended December 31, 1998, compared to $449,000 for the year ended December 31, 1997.

CASH FLOWS FROM FINANCING ACTIVITIES. Net cash used by financing activities was $201,000 for the year ended December 31, 1998, compared to net cash provided by financing activities of $3,262,000 for the year ended December 31, 1997. The decrease in net cash provided by financing activities was attributable to the net proceeds from the Company's initial public offering in 1997, offset by payments in 1997 under the Company's bank credit facilities. In 1998, the Company incurred debt obligations of $192,000, and in 1997 the Company used a portion of the initial public offering proceeds to pay down debt totaling $511,000.



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

         In addition, the Company has initiated surveys of critical suppliers and customers to determine the status of their Year 2000 compliance programs. To date, the Company has not been made aware of any Year 2000 compliance issues from its critical suppliers and customers that would have a material impact on the Company's operations; however, there can be no guarantee that the failure of these entities to address their own Year 2000 compliance issues would not have an adverse impact on the Company. Accordingly, the Company intends to continually update its surveys.

         Management's best estimate of the cost to complete its plan is approximately $20,000, of which less than $10,000 was incurred as of December 31, 1998.


IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

         In June 1998, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company, to date, has not engaged in derivative and hedging activities.

         In April 1998, the Accounting Standards Executive Committee issued Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities", which requires costs of start-up activities and organization costs to be expensed as incurred. The Company, to date, has not engaged in start-up activities nor has incurred any organization costs.



FORWARD-LOOKING STATEMENTS

         This annual report on Form 10-KSB, including "Business," "Properties," "Legal Proceedings", "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Year 2000" contains forward-looking statements within the meaning of the "safe-harbor" provisions of the Private Securities Litigation Reform Act of 1995. Such statements are based on management's current expectations and are subject to a number of factors and uncertainties which could cause actual results to differ materially from those described in the forward-looking statements. Such factors and uncertainties include, but are not limited to: (i) the impact of the level of the Company's indebtedness; (ii) restrictive covenants contained in the Company's various debt documents; (iii) general economic conditions and conditions in the retail environment; (iv) the Company's dependence on a few large customers; (v) price fluctuations in the raw materials used by the Company, particularly herring and salmon; (vi) competitive conditions in the Company's markets; (vii) the seasonal nature of the Company's business; (viii) the Company's ability to execute its acquisition strategy; (ix) fluctuations in the stock market; (x) the extent to which the Company is able to retain and attract key personnel; (xi) relationships with retailers; (xii) relationships with key vendors; and (xiii) the impact of federal, state and local environmental requirements (including the impact of current or future environmental claims against the Company). As a result, the Company's operating results may fluctuate, especially when measured on a quarterly basis.

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

ITEM 8.  FINANCIAL STATEMENTS

         Listed below are the financial statements and supplementary data included in this part of the Annual Report on Form 10-KSB:

(a)         Financial Statements                                                        Page No.
            --------------------                                                        --------
                Report of Independent                                                         14
                Certified Public Accountants

                Balance Sheets at December 31, 1997                                         15-16
                and at December 31, 1998

                Statements of Operations for the years ended                                  17
                December 31, 1997 and 1998

                Statements of Shareholders' Equity for                                        18
                the years ended December 31, 1997 and 1998

                Statements of Cash Flow for the years ended                                   19
                December 31, 1997 and 1998

                Notes to Financial Statements                                               20-27




REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



Board of Directors
Vita Food Products, Inc.

We have audited the accompanying balance sheets of Vita Food Products, Inc. as of December 31, 1997 and 1998, and the related statements of operations, shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Vita Food Products, Inc. at December 31, 1997 and 1998, and the results of its operations and cash flows for the years then ended, in conformity with generally accepted accounting principles.



                                                                BDO Seidman, LLP


Chicago, Illinois
February 13, 1999

                            VITA FOOD PRODUCTS, INC.

                                 BALANCE SHEETS


DECEMBER 31,                                                           1997              1998
-----------------------------------------------------------------------------------------------------
ASSETS (NOTE 3)

CURRENT ASSETS
   Cash                                                            $    107,933       $     78,488
   Accounts receivable-trade, net of allowance for discounts,
     returns, and doubtful accounts of $322,000 in 1997 and           3,560,519          3,953,384
     $250,000 in 1998
   Income tax receivable                                                250,000                  0
   Inventories
      Raw material and supplies                                       2,650,805          2,565,741
      Work in process                                                   135,157             77,698
      Finished goods                                                  1,516,246          1,400,678
   Prepaid expenses and other current assets                            262,533            234,318
   Deferred income taxes (Note 4)                                       200,000            200,000
-----------------------------------------------------------------------------------------------------

TOTAL CURRENT ASSETS                                                  8,683,193          8,510,307
-----------------------------------------------------------------------------------------------------


PROPERTY, PLANT AND EQUIPMENT
   Building and improvements                                          1,399,077          1,433,060
   Machinery and office equipment                                     4,473,138          4,931,074
-----------------------------------------------------------------------------------------------------

                                                                      5,872,215          6,364,134

   Less accumulated depreciation and amortization                    (3,657,788)        (3,933,410)
-----------------------------------------------------------------------------------------------------


                                                                      2,214,427          2,430,724

   Land                                                                  35,000             35,000
-----------------------------------------------------------------------------------------------------

NET PROPERTY, PLANT & EQUIPMENT                                       2,249,427          2,465,724
-----------------------------------------------------------------------------------------------------


OTHER ASSETS (NOTE 10)                                                  215,444             78,279
-----------------------------------------------------------------------------------------------------

TOTAL ASSETS                                                       $ 11,148,064       $ 11,054,310
-----------------------------------------------------------------------------------------------------

                                                       See accompanying notes to financial statements.




                            VITA FOOD PRODUCTS, INC.

                                 BALANCE SHEETS


December 31,                                                                           1997               1998
-----------------------------------------------------------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY


CURRENT LIABILITIES
              Current maturities of long-term obligations (Note 3)             $    322,076       $    329,810
              Accounts payable                                                    1,488,241          1,323,851
              Accrued other expenses (Note 2)                                     1,566,182          2,048,825
-----------------------------------------------------------------------------------------------------------------------------------


TOTAL CURRENT LIABILITIES                                                         3,376,499          3,702,486
-----------------------------------------------------------------------------------------------------------------------------------


LONG-TERM OBLIGATIONS, LESS CURRENT MATURITIES (NOTE 3)                           4,953,242          5,137,589
-----------------------------------------------------------------------------------------------------------------------------------


COMMITMENTS AND CONTINGENCIES (NOTE 5, 6 AND 9)

SHAREHOLDERS' EQUITY (NOTE 8)
              Preferred stock, $.01 par value, authorized 1,000,000
              shares;  none issued
              Common stock, $.01 par value; authorized 10,000,000 shares;
              issued and outstanding 3,700,000 shares in 1997 and
              3,704,724 shares in 1998                                               37,000             37,047
              Additional paid in capital                                          3,348,273          3,353,583
              Deficit                                                              (566,950)        (1,176,395)
-----------------------------------------------------------------------------------------------------------------------------------


TOTAL SHAREHOLDERS' EQUITY                                                        2,818,323          2,214,235
-----------------------------------------------------------------------------------------------------------------------------------


TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                     $ 11,148,064       $ 11,054,310
-----------------------------------------------------------------------------------------------------------------------------------

                                                                 See accompanying notes to financial statements.


                            VITA FOOD PRODUCTS, INC.

                            STATEMENTS OF OPERATIONS



Year ended December 31,                             1997                 1998
-------------------------------------------------------------------------------------


NET SALES (NOTE 7)                                $ 21,949,884       $ 22,294,793


COST OF GOODS SOLD                                  16,075,084         15,745,945
-------------------------------------------------------------------------------------

Gross Margin                                         5,874,800          6,548,848
-------------------------------------------------------------------------------------


SELLING, MARKETING AND
  ADMINISTRATIVE EXPENSES
  Selling And Marketing                              4,767,095          4,646,766
  Administrative                                     1,793,830          1,810,749
-------------------------------------------------------------------------------------

                                                     6,560,925          6,457,515
-------------------------------------------------------------------------------------

Operating profit (loss)                               (686,125)            91,333
-------------------------------------------------------------------------------------

OTHER (INCOME) EXPENSE
     Write-off of Relocation costs (Note 10)                              297,699
     Interest                                          391,460            403,079
-------------------------------------------------------------------------------------

                                                       391,460            700,778
-------------------------------------------------------------------------------------

Loss before Income tax  benefit                     (1,077,585)          (609,445)

INCOME TAX BENEFIT (NOTE 4)                            150,000                  0
-------------------------------------------------------------------------------------

NET LOSS                                          ($   927,585)      ($   609,445)
-------------------------------------------------------------------------------------


BASIC AND DILUTED LOSS PER COMMON SHARE                  (0.25)             (0.16)

-------------------------------------------------------------------------------------


WEIGHTED AVERAGE COMMON SHARES OUTSTANDING           3,667,100          3,701,018
-------------------------------------------------------------------------------------
                                       See accompanying notes to financial statements.

                            VITA FOOD PRODUCTS, INC.

                       STATEMENTS OF SHAREHOLDERS' EQUITY

                     YEARS ENDED DECEMBER 31, 1997 AND 1998


                                                        COMMON STOCK
                                         -----------------------------------------   ADDITIONAL         RETAINED
AMOUNT                                           SHARES               AMOUNT          PAID-IN           EARNINGS
                                                                                      CAPITAL           (DEFICIT)         TOTAL
------------------------------------------------------------------------------------------------------------------------------------
Balance, at January 1, 1997                      2,950,000       $    29,500       $   196,000      $   360,635       $   586,135

Net proceeds from initial public offering          750,000             7,500         3,152,273                          3,159,773

Net loss                                                                                            ($  927,585)      ($  927,585)
------------------------------------------------------------------------------------------------------------------------------------

Balance, at December 31, 1997                    3,700,000       $    37,000       $ 3,348,273      ($  566,950)      $ 2,818,323

Proceeds from stock purchase and
stock option plans                                   4,724                47             5,310                              5,357

Net income (loss)                                                                                   ($  609,445)      ($  609,445)
------------------------------------------------------------------------------------------------------------------------------------

Balance, at December 31, 1998                    3,704,724       $    37,047       $ 3,353,583      ($1,176,395)      $ 2,214,235
------------------------------------------------------------------------------------------------------------------------------------

                 See accompanying notes to financial statements.

                            VITA FOOD PRODUCTS, INC.

                            STATEMENTS OF CASH FLOWS

Year ended December 31,                                                 1997             1998
----------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Loss                                                          $  (927,585)      $  (609,445)
  Adjustments to reconcile Net Loss to net cash provided by
    (used in) operating activities
    Depreciation and amortization                                       322,623           316,415
    Deferred income taxes                                               100,000              --
    Write-off of relocation costs                                          --             297,699
    Changes in assets and liabilities:
      (Increase) decrease in accounts receivable                       (348,362)         (392,865)
      (Increase) decrease in inventories                                507,479           258,091
      (Increase) decrease in income tax receivable                     (250,000)          250,000
      (Increase) decrease in prepaid expenses and other assets         (224,447)         (134,283)
      (Decrease) Increase in accounts payable                        (1,967,440)         (164,390)
      (Decrease) Increase in accrued expenses                           244,011           482,643
      (Decrease) Increase in income taxes payable                      (249,482)             --
----------------------------------------------------------------------------------------------------

Net cash provided by (used in) operating activities                  (2,793,203)          303,865
----------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Capital expenditures                                               (449,131)         (131,958)
----------------------------------------------------------------------------------------------------

Net cash used in investing activities                                  (449,131)         (131,958)
----------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Net public offering proceeds                                      3,772,801              --
    Net borrowings (payments) under revolving loan facility            (162,817)          113,176
    Payments on term loan facility                                     (330,451)         (263,337)
    Proceeds from (payments on) capital lease obligations               (17,487)          (22,144)
    Proceeds from stock purchase and stock option plans                    --               5,357
    Proceeds from (payments on) other debt obligations                     --             (34,404)
----------------------------------------------------------------------------------------------------

Net cash (used in) provided by financing activities                   3,262,046          (201,352)
----------------------------------------------------------------------------------------------------

Net Increase (decrease) in Cash                                          19,712           (29,445)

Cash, at beginning of year                                               88,221           107,933
----------------------------------------------------------------------------------------------------

Cash, at end of year                                                $   107,933       $    78,488
====================================================================================================

Supplemental Disclosure of Cash Flow Information
     Cash paid for interest                                             490,658           403,079
     Income taxes paid                                                  261,000              --

Noncash Investing and Financing Activities
     Capital lease obligation                                            59,511           398,790

                                                     See accompanying notes to financial statements.


                            VITA FOOD PRODUCTS, INC.

                          NOTES TO FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    A summary of the significant accounting policies utilized in the preparation of the accompanying financial statements follows.

    INDUSTRY

    The Company processes and sells various herring, and cured and smoked salmon products throughout the United States. In addition, the Company sells other complementary specialty food products. The Company considers its products and related operations as one business segment.

    CONCENTRATION OF CREDIT RISK

    Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of trade accounts receivable. The Company primarily provides credit in the normal course of business. The Company performs ongoing credit evaluations of its customers and maintains allowances for potential credit losses, if necessary.

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

    PROPERTY, PLANT AND EQUIPMENT

    Property, plant and equipment are stated at cost. Depreciation and amortization are being provided, on straight-line methods, over the estimated useful lives of the assets. Leasehold improvements are being amortized on a straight-line basis over the lives of the respective leases or the service lives of the improvements, whichever is shorter. Repair and maintenance items are expensed as incurred.

    LONG-LIVED ASSETS

    The Company reviews the carrying values of its long-lived and identifiable intangible assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Any long-lived assets held for disposal are reported at the lower of their carrying amounts or fair value less cost to sell. As of December 31, 1998 there has been no impairment of long-lived assets.

    ESTIMATES

    The accompanying financial statements include estimated amounts and disclosures based on management's assumptions about future events. Actual results may differ from those estimates.

    ADVERTISING

    Advertising costs are expensed as incurred and included in "selling and marketing expenses". Advertising expenses amounted to approximately $820,000 and $722,000 in 1997 and 1998, respectively.

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

    Options outstanding during both year-ends were not included in the computation of diluted earnings per share because they were not dilutive.

    RECENT ACCOUNTING PRONOUNCEMENTS

    In June 1998, the FASB issued Statement of Financial Accounting Standards
    (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company, to date, has not engaged in derivative and hedging activities.

    In April 1998, the Accounting Standards Executive Committee issued Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities", which requires costs of start-up activities and organization costs to be expensed as incurred. The Company, to date, has not engaged in start-up activities nor has incurred any organization costs.


2.  ACCRUED EXPENSES

    Accrued expenses consist of the following:

    December 31,                                                      1997                        1998
    ----------------------------------------------------------------------- ---------------------------
    Promotion accrual                                             $820,754                    $961,996
    Metropolitan Water Reclamation
       District user charges                                       293,816                     500,978
    Accrued interest                                                38,054                      31,862
    Accrued salaries and bonuses                                   260,937                     277,356
    Other taxes                                                     54,284                      58,472
    Other                                                           98,337                     218,161
    ----------------------------------------------------------------------- ---------------------------

                                                                $1,566,182                  $2,048,825
    ======================================================================= ===========================

                            VITA FOOD PRODUCTS, INC.

                          NOTES TO FINANCIAL STATEMENTS

3.  LONG-TERM     OBLIGATIONS

    Long-term obligations consist of the following:



    December 31,                                                       1997                        1998
    ----------------------------------------------------------------------------------------------------
    Revolving loan facility expires in May
        2000.  Interest at prime (a).                            $3,900,385                  $4,013,561
    Term loan facility expires in May 2000.
        Interest at prime (a).                                    1,002,496                     739,159
    10% unsecured and 8% secured promissory
        notes to the shareholders of the
        Company (b).                                                315,154                     280,750
    Capitalized lease obligations                                    57,283                     433,929
    ----------------------------------------------------------------------------------------------------

                                                                  5,275,318                   5,467,399
    Less current maturities                                         322,076                     329,810
    ----------------------------------------------------------------------------------------------------

                                                                 $4,953,242                  $5,137,589
    ====================================================================================================



    (a) The Company has a loan and security agreement (the "Agreement") with a bank consisting of a revolving loan facility and a term loan facility, with maximum borrowing limits of $5,250,000 and $1,500,000, respectively. All assets of the Company are pledged as collateral for all borrowings under the Agreement. The Agreement provides that the Company must meet certain covenants including a current ratio of at least 0.75 to 1 and an annual limit for capital expenditures, and provides for restrictions on the payment of dividends. At December 31, 1998, the Company was in compliance with these covenants.

    (b) The 10% notes mature in February 2000. Repayment of the 8% notes, which total $90,654 and are subordinated to the advances under the loan and security agreement, is contingent upon meeting certain circumstances under the Agreement. The Company expects to meet these circumstances no sooner than at the expiration of the Agreement.

    Scheduled annual maturities of long-term obligations as of December 31, 1998 are as follows:

    Year ending December 31,
    ----------------------------------------------------------------------------------------------------

    1999                                                                                     $  329,810
    2000                                                                                      4,875,691
    2001                                                                                         96,402
    2002                                                                                         84,243
    2003                                                                                         81,253
    ----------------------------------------------------------------------------------------------------

                                                                                             $5,467,399
    ====================================================================================================


    The Company incurred interest expense with related parties of $33,400 and $30,000 for the years ended December 31, 1997 and 1998, respectively.

                            VITA FOOD PRODUCTS, INC.

                          NOTES TO FINANCIAL STATEMENTS

    The Company leases certain equipment under capitalized lease agreements. The leases are noncancellable and expire in 2001-2003. The following is a schedule of future minimum payments under the capital leases as of December 31, 1998, together with the present value of net minimum lease payments:


    Year ending December 31,
    ----------------------------------------------------------------------------------------------------

    1999                                                                                       $108,313
    2000                                                                                        109,197
    2001                                                                                        109,197
    2002                                                                                         91,014
    2003                                                                                         83,430
    ----------------------------------------------------------------------------------------------------
    Net minimum lease payments                                                                  501,151
    Less amount representing interest                                                            67,222
    ====================================================================================================
    Present value of net minimum lease payments                                                $433,929
    ====================================================================================================


    The equipment which is leased under the capitalized lease agreements and classified as machinery and office equipment in the accompanying balance sheets is as follows:

    December 31,                                                  1997                             1998
    ----------------------------------------------------------------------------------------------------

    Cost                                                       $86,488                        $458,301
    Accumulated amortization                                   (13,880)                        (26,484)
    ----------------------------------------------------------------------------------------------------

                                                               $72,608                        $431,817
    ====================================================================================================

4.  INCOME TAXES

    Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The tax effects of existing temporary differences that give rise to significant portions of the net deferred tax assets are as follows:

                            VITA FOOD PRODUCTS, INC.

                          NOTES TO FINANCIAL STATEMENTS


    December 31,                                        1997            1998
------------------------------------------------------------------------------
Deferred tax assets:
   Allowance for customer billbacks                $ 143,000       $       0
Uniform inventory capitalization                      36,000          41,000
Accrued liabilities                                   40,000         129,000
Net operating loss carryforwards                     488,000         768,000
----------------------------------------------------------------------------

                                                     707,000         938,000
Deferred tax liability:
   Depreciation                                     (111,000)       (124,000)
----------------------------------------------------------------------------

                                                     596,000         814,000
Less valuation allowance                            (396,000)       (614,000)
----------------------------------------------------------------------------

Net deferred tax asset                             $ 200,000       $ 200,000
============================================================================

    The valuation allowance increased by $262,000 and $218,000 in 1997 and 1998, respectively.

    Based on its projected pretax income for the year ended December 31, 1999, which would allow the Company to partially utilize its net operating loss carryforwards, the Company determined that a partial recognition of the deferred tax asset valuation allowance was appropriate. The Company determined, as of December 31, 1998, that it was more likely than not that it would not be able to fully realize the remaining net deferred tax assets. The Company based this determination on the uncertainty of the effects on future pretax income of the Company's acquisition strategy.

    Income tax benefit at December 31, 1997 and 1998 consists of the following:

    Year ended December 31,                                             1997                       1998
    ----------------------------------------------------------------------------------------------------
    Current                                                        ($250,000)                       $0
    Deferred                                                        (162,000)                 (218,000)
    Adjustment of valuation allowance                                262,000                   218,000
    ----------------------------------------------------------------------------------------------------

    Income tax benefit                                             ($150,000)                       $0
    ====================================================================================================


    The reconciliation of income tax computed at the United States federal statutory tax rate of 34% to income tax benefit is as follows:

    Year ended December 31,                                             1997                       1998
    ----------------------------------------------------------------------------------------------------

    Tax at federal statutory rate                                  ($366,000)                ($211,000)
    Deferred tax valuation allowance                                 262,000                   218,000
    Other                                                            (46,000)                   (7,000)
    ----------------------------------------------------------------------------------------------------

    Income tax benefit                                             ($150,000)                       $0
    ====================================================================================================


                            VITA FOOD PRODUCTS, INC.

                          NOTES TO FINANCIAL STATEMENTS

5.    COMMITMENTS AND CONTINGENCIES

A. In the ordinary course of business, the Company enters into purchase commitments for raw materials and does not anticipate any losses. The Company purchases a majority of its herring from one supplier. The supplier has the option to supply up to 90% of the Company's annual requirements for herring, provided that the supplier agrees to supply the herring at competitive prices.

      At December 31, 1998, the Company is required to purchase approximately $484,000 under one of these agreements.

B. The Company is contesting the amount of user charges assessed by the Metropolitan Water Reclamation District for 1994 - 1998. The Company has provided accruals of approximately $501,000 as of December 31, 1998 for user charges. These accruals are based upon an estimate provided by an independent consultant. If the Company is not successful in its protest, the Company would be required to pay an additional $230,000. However, the Company believes that any potential additional liability will not have a material adverse effect on the Company's business, financial condition or results of operations. The Company further believes that the eventual liability will not materially exceed its presently established accruals.

C. In the ordinary course of business, the Company becomes involved in litigation as a defendant in various lawsuits. In the opinion of management, after considering the advice of counsel, the ultimate resolution of these legal proceedings will not have a material effect on the financial statements taken as a whole and thus no provision has been made in the financial statements for any loss contingencies.

6.    EMPLOYEE BENEFIT PLANS

      The Company has established a qualified profit sharing plan covering its non-union employees. Participants may elect to defer a portion of annual compensation. The Company may contribute amounts at the discretion of the board of directors.

      The Company made no contribution in 1997 and made a contribution of $10,921 in 1998.

      Additionally, the Company participates in two multiemployer plans that provide benefits to the Company's union employees. Contributions to the plans for the years ended December 31, 1997 and 1998 were $40,400 and $34,200, respectively.

7.    MAJOR CUSTOMER

      The Company had sales to one customer in 1998 representing 10% of net sales. In 1997, the Company did not have sales to any customers that exceeded 10% of net sales.

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

                            VITA FOOD PRODUCTS, INC.

                          NOTES TO FINANCIAL STATEMENTS

    September 1996, the Company adopted the 1996 Employee Stock Purchase Plan pursuant to which 150,000 shares of common stock have been reserved for issuance.

    Information with respect to the stock option plans follows:


    Year ended December 31,                                            1997                      1998
    ----------------------------------------------------------------------------------------------------
    Options outstanding at beginning of year                         80,000                   180,500
    Options granted                                                 180,500                    10,000
    Options canceled                                                 80,000                     7,500
    ----------------------------------------------------------------------------------------------------

    Options outstanding at end of year                              180,500                   183,000
    ====================================================================================================
    Weighted average remaining
       contractual life                                           9.8 years                 8.8 years
    Options exercisable                                              10,000                    52,600
    ====================================================================================================

    Options prices per share granted                          $3.50 - $4.88             $1.25 - $4.88
    ====================================================================================================


    ====================================================================================================

    Weighted Average Exercise Price
    ----------------------------------------------------------------------------------------------------
    Options Granted                                                   $3.58                     $1.25
    Options Exercisable                                               $4.88                     $3.26
    Options Canceled                                                  $5.22                     $3.50
    ====================================================================================================

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

    The weighted-average, grant date fair value of stock options granted to employees during the year and the weighted-average significant assumptions used to determine those fair values, using a modified Black-Sholes option pricing model, and the pro forma effect on earnings of the fair value accounting for stock options under Statement of Financial Accounting Standards No. 123, are as follows:


                                                                          1997              1998
------------------------------------------------------------------------------- -----------------
Weighted average fair value per options granted                         $0.46              $0.44

Significant assumptions (weighted average)
    Risk-free interest rate at grant date                                 6.2%               6.1%
    Expected stock price volatility                                       0.25               0.25
    Expected dividend payout                                             -0-                -0-
    Expected option life (years)                                          5                  5

Net Income (loss)
    As reported                                                      ($927,585)             ($609,445)
    Pro forma                                                        ($934,132)             ($612,085)

Net earnings (loss) per share
    As reported                                                         ($0.25)            ($0.16)
    Pro forma                                                           ($0.25)            ($0.17)
------------------------------------------------------------------------------- -----------------

                            VITA FOOD PRODUCTS, INC.

                          NOTES TO FINANCIAL STATEMENTS

9.  EMPLOYMENT CONTRACTS

    The Company has employment agreements with three officers of the Company, with two extending through January 2000 and the other through January 1999. Under the terms of these agreements, two officers are entitled to be paid a salary of $215,000 annually and one officer a salary of $110,000 annually (adjusted annually for increases in the cost of living index), plus bonuses, if any, and certain perquisites.

10.WRITE-OFF OF RELOCATION COSTS

    At the end of 1998, the Company decided to suspend its plans to construct a new facility after careful consideration of the costs and relative benefits of a new facility. Architecture and design fees, process engineering fees, and other costs incurred and previously capitalized in the amount of $298,000 were written off in the fourth quarter of 1998.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      Not Applicable


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE ISSUER

         The information required by this Item 10 as to the Directors of the Company is incorporated herein by reference to the information set forth under the caption "Election of Directors" in the Company's definitive Proxy Statement for the 1999 Annual Meeting of Stockholders, since such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company's fiscal year pursuant to Regulation 14A.



ITEM 11. EXECUTIVE COMPENSATION

         The information required by this Item 11 is incorporated by reference to the information set forth under the caption "Compensation of Executive Officers" in the Company's definitive Proxy Statement for the 1999 Annual Meeting of Stockholders, since such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company's fiscal year pursuant to Regulation 14A.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Information required by this Item 12 is incorporated by reference to the information set forth under the caption "Security Ownership of Principal Holders and Management" in the Company's definitive Proxy Statement for the 1999 Annual Meeting of Stockholders, since such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company's fiscal year pursuant to Regulation 14A.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information required by this Item 12 is incorporated by reference to the information set forth under the caption "Certain Relationships and Related Transactions" in the Company's definitive Proxy Statement for the 1999 Annual Meeting of Stockholders, since such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company's fiscal year pursuant to Regulation 14A.



                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         Listed below are the exhibits included in this part of the Annual Report on Form 10-KSB:

(a)      REPORTS FILED ON FORM 8-K

         None

(b)      EXHIBITS (NUMBERED IN ACCORDANCE WITH ITEM 601 OF REGULATION S-B)


                                  EXHIBIT INDEX

EXHIBIT


NUMBER                                 EXHIBIT TITLE
------                                 -------------

(1)3.1      Articles of Incorporation of the Company (Ex. 3.1)

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


--------
(1) Incorporated by reference to Form SB-2 Registration Statement (File No. 333-5738), filed with the Securities and Exchange Commission on September 23, 1996. Form SB-2 Exhibit Number is included in parenthesis following the title of the Exhibit.

(2) Incorporated by reference to Form SB-2 Registration Statement (File No. 333-5738), filed with the Securities and Exchange Commission on November 14, 1996. Form SB-2 Exhibit Number is included in parenthesis following the title of the Exhibit.

(1)10.1 Loan and Security Agreement dated as of March 20, 1995 by and between the Company and NBD Bank, as amended (Ex. 10.3)

(3)10.1.1   Second Amendment to Loan and Security Agreement (Ex. 10.1.1)

(3)10.1.2   Third Amendment to Loan and Security Agreement (Ex. 10.1.2)

(3)10.1.3   Form of Fourth Amendment to Loan and Security Agreement (Ex. 10.1.3)

(4)10.1.4   Fifth Amendment to Loan and Security Agreement (Ex. 10.1.4)

(5)10.1.5   Sixth Amendment to Loan and Security Agreement and Note (Ex. 10.1.5)

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

(3)10.8     Employment Agreement between the Company and Jay H. Dembsky(x)(Ex.
            10.8)

(2)10.9 Gorenstein Agreement dated September 20, 1996 by and among the Company, Stephen D. Rubin, Clark L. Feldman, Sam Gorenstein, David Gorenstein and J.B.F. Enterprises (Ex. 10.26)

*  27.1     Financial Data Schedule

--------
(3) Incorporated by reference to Form 10-KSB for the fiscal year ended December 31, 1997, filed with the Securities and Exchange Commission on March 30, 1998. Form 10-QSB Exhibit Number is included in parenthesis following the title of the Exhibit.

(4) Incorporated by reference to Form 10-QSB for the fiscal quarter ended June 30, 1998, filed with the Securities and Exchange Commission on August 7, 1998. Form 10-QSB Exhibit Number is included in parenthesis following the title of the Exhibit.

(5) Incorporated by reference to Form 10-QSB for the fiscal quarter ended September 30, 1998, filed with the Securities and Exchange Commission on November 9, 1998. Form 10-QSB Exhibit Number is included in parenthesis following the title of the Exhibit.

(x) Indicates an employee benefit plan, management contract or compensatory plan or arrangement in which a named executive officer participates.

* Filed herewith

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     VITA FOOD PRODUCTS, INC.


                                     By:         /s/Stephen D. Rubin/s/
                                                   Stephen D. Rubin
                                                       President

                                     Date:     March 20, 1999

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant in the following capacities on March 20, 1999.

       Signatures                                       Title

/s/Stephen D. Rubin/s/
-----------------------------------              Director and President
Stephen D. Rubin                             (Principal Executive Officer)


/s/Clark L. Feldman/s/                   Director, Executive Vice President and
-----------------------------------                     Secretary
Clark L. Feldman

/s/Jay H. Dembsky/s/                     Vice President, Chief Financial Officer
-----------------------------------                 and Treasurer
Jay H. Dembsky                           (Principal Financial and Accounting Officer)


/s/Sam Gorenstein/s/                                 Director
-----------------------------------
Sam Gorenstein

/s/Michael Horn/s/                                   Director
-----------------------------------
Michael Horn

/s/Neal Jansen/s/                                    Director
-----------------------------------
Neal Jansen

/s/Steven A. Rothstein/s/_                           Director
-----------------------------------
Steven A. Rothstein

/s/Jeffrey C. Rubenstein/s/                          Director
-----------------------------------
Jeffrey C. Rubenstein

