Form 10QSB
period 1999-03-31
VITA FOOD PRODUCTS INC
filed 1999-05-11
CIK 1024342

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the Quarterly Period Ended March 31, 1999


                         Commission File Number 1-12599



                            VITA FOOD PRODUCTS, INC.
            ---------------------------------------------------------
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



Number of shares outstanding of Registrant's common stock, par value $.01 per share, as of May 7, 1999 is 3,704,724.

                            VITA FOOD PRODUCTS, INC.

         REPORT ON FORM 10-QSB FOR THE THREE MONTHS ENDED MARCH 31, 1999

                                      INDEX


I.   FINANCIAL INFORMATION:
     Item 1.   Financial Statements (unaudited)
               Balance Sheets............................................................   3
               Statements of Operations..................................................   4
               Statements of Shareholders' Equity........................................   4
               Statements of Cash Flows..................................................   5
               Notes to Financial Statements.............................................   6

     Item 2.   Management's Discussion and Analysis of Financial Condition and Results
               of Operations ............................................................   6


     II.       OTHER INFORMATION ........................................................   7


BALANCE SHEETS                                          VITA FOOD PRODUCTS, INC.

=========================================================================================================================

                                                                                          MARCH 31,         DECEMBER 31,
                                                                                            1999                1998
                                                                                         (UNAUDITED)          (AUDITED)
--------------------------------------------------------------------------------------------------------------------------
ASSETS
Current Assets
  Cash                                                                                   $     39,199       $      78,488
  Accounts receivable-trade, net of allowance for discounts, returns, and doubtful
    accounts of $234,000 in 1999 and $250,000 in 1998                                       2,675,124           3,953,384
  Inventories
      Raw material and supplies                                                             1,818,393           2,565,741
      Work in process                                                                          55,282              77,698
      Finished goods                                                                        1,094,542           1,400,678
  Prepaid expenses and other current assets                                                   250,020             234,318
  Deferred income taxes                                                                       225,050             200,000
                                                                                         ------------       -------------
Total Current Assets                                                                        6,157,610           8,510,307

Property, Plant and Equipment
  Land                                                                                         35,000              35,000
  Building and Improvements                                                                 1,545,469           1,433,060
  Machinery and Office Equipment                                                            5,007,131           4,931,074
                                                                                         ------------       -------------
                                                                                            6,587,600           6,399,134
  Less accumulated depreciation and amortization                                           (4,018,073)         (3,933,410)
                                                                                         ------------       -------------
  Net Property Plant & Equipment                                                            2,569,527           2,465,724

Other Assets                                                                                  103,836              78,279
                                                                                         ------------       -------------
  Total Assets                                                                           $  8,830,973       $  11,054,310
--------------------------------------------------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Current maturities of long-term obligations                                            $    522,877       $     329,810
  Accounts payable                                                                            865,116           1,323,851
  Accrued other expenses                                                                    1,836,563           2,048,825
                                                                                         ------------       -------------
Total Current Liabilities                                                                   3,224,556           3,702,486

Long-Term Obligations, Less Current Maturities                                              3,434,835           5,137,589

Commitments and Contingencies
Shareholders' Equity
  Preferred stock, $.01 par value, authorized 1,000,000 shares;  none issued
  Common stock, $.01 par value; authorized 10,000,000 shares; issued and
    outstanding 3,704,724 shares in 1999 and 3,704,724 shares in 1998                          37,047              37,047
  Additional paid in capital                                                                3,353,583           3,353,583
  Retained Earnings                                                                        (1,219,048)         (1,176,395)
                                                                                         ------------       -------------
Total Shareholders' Equity                                                                  2,171,582           2,214,235
                                                                                         ------------       -------------
  Total Liabilities and Shareholders'  Equity                                            $  8,830,973       $  11,054,310
--------------------------------------------------------------------------------------------------------------------------

STATEMENTS OF OPERATIONS                               VITA FOOD PRODUCTS, INC.

====================================================================================================
                                                                            FOR THE THREE MONTHS
                                                                               ENDED MARCH 31
                                                                             1999           1998
                                                                         (UNAUDITED)    (UNAUDITED)
----------------------------------------------------------------------------------------------------
Net Sales                                                                 $5,380,252     $5,518,866
Cost of Goods Sold                                                         3,923,865      4,017,549
                                                                          ----------     -----------
Gross Margin                                                               1,456,387      1,501,317

Selling and Administrative Expenses
  Selling, Marketing & Distribution                                          931,499      1,088,532
  Administrative                                                             509,706        459,008
                                                                          ----------     -----------
  Total                                                                    1,441,205      1,547,540
                                                                          ----------     -----------
Operating Profit (Loss)                                                       15,182        (46,223)

     Interest                                                                 82,885         95,470
                                                                          ----------     -----------
Income (loss)  before Income tax expense (benefit)                           (67,703)      (141,693)
Income Tax Expense (Benefit)                                                 (25,050)       (52,426)
                                                                          ----------     -----------
Net Income (Loss)                                                           ($42,653)      ($89,267)

Basic and Diluted Earnings (Loss) Per Share                                    (0.01)         (0.02)

Weighted Average Common Shares Outstanding                                 3,704,724      3,700,000


STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)          VITA FOOD PRODUCTS, INC.

====================================================================================================
                                     COMMON STOCK          ADDITIONAL
                                --------------------        PAID-IN         RETAINED
                                 SHARES       AMOUNT        CAPITAL         EARNINGS       TOTAL
----------------------------------------------------------------------------------------------------
Balance, at January 1, 1998     3,700,000     $37,000      $3,348,273      ($566,950)    $2,818,323

Net income (loss)                                                           ($89,267)      ($89,267)
                                ---------     -------      ----------    -----------     ----------
Balance, at March 31, 1998      3,700,000     $37,000      $3,348,273      ($656,217)    $2,729,056
----------------------------------------------------------------------------------------------------

Balance, at January 1, 1999     3,704,724     $37,047      $3,353,583    ($1,176,395)    $2,214,235

Net income (loss)                                                           ($42,653)      ($42,653)
                                ---------     -------      ----------    -----------     ----------
Balance, at March 31, 1999      3,704,724     $37,047      $3,353,583    ($1,219,048)    $2,171,582
----------------------------------------------------------------------------------------------------

STATEMENTS OF CASH FLOWS                               VITA FOOD PRODUCTS, INC.


====================================================================================================================================
                                                                                                             FOR THE THREE MONTHS
                                                                                                                ENDED MARCH 31
                                                                                                              1999         1998
                                                                                                          (UNAUDITED)  (UNAUDITED)
------------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net Income (Loss)                                                                                        (42,653)      (89,267)
     Adjustments to reconcile Net Income (Loss) to net cash provided by (used in) operating activities
     Depreciation and amortization                                                                             85,152        84,577
     Deferred income taxes                                                                                    (25,050)      (52,426)
     Changes in assets and liabilities:
          Decrease (increase) in accounts receivable                                                        1,278,260     1,048,341
          Federal tax receivable                                                                                    0             0
          Decrease (increase) in inventories                                                                1,075,900       418,705
          Decrease (increase) in prepaid expenses and other current assets                                    (15,702)       33,318
          Decrease (increase) in other assets                                                                 (26,046)     (105,747)
          Increase (decrease) in accounts payable                                                            (458,735)     (541,874)
          Increase (decrease) in accrued expenses                                                            (212,262)     (238,377)
          Increase (decrease) in income taxes payable                                                               0             0
                                                                                                         ------------- -------------
  Net cash provided by (used in) operating activities                                                       1,658,864       557,250


CASH FLOWS FROM INVESTING ACTIVITIES                                                                         (188,466)      (67,658)

                                                                                                         ------------- -------------
  Net cash used in investing activities                                                                      (188,466)      (67,658)


CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from stock purchase and stock option plans                                                            0             0
     Proceeds from (payments on) bank and other debt obligations                                           (1,509,687)     (457,596)
                                                                                                         ------------- -------------
  Net cash provided by (used in) financing activities
                                                                                                           (1,509,687)     (457,596)
                                                                                                         ------------- -------------
Net Increase (decrease) in Cash                                                                               (39,289)       31,996

Cash, at beginning of period                                                                                   78,488       107,933
                                                                                                         ------------- -------------
Cash, at end of Period                                                                                         39,199       139,929
------------------------------------------------------------------------------------------------------------------------------------

                            VITA FOOD PRODUCTS, INC.

                          NOTES TO FINANCIAL STATEMENTS

                                   (unaudited)



The accompanying unaudited interim financial statements have been prepared in accordance with the instructions for Form 10-QSB and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the financial statements and related notes included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998. In the opinion of management, all adjustments necessary for a fair presentation of such interim financial statements have been included. All such adjustments are of a normal recurring nature.





ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS




COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 1999 AND THE THREE MONTHS ENDED MARCH 31, 1998

REVENUES. Net sales for the three months ended March 31, 1999 were $5,380,000 compared to $5,519,000 for the same period in 1998, a decrease of $139,000 or 2.5%. This decrease was primarily attributable to a change in how the Company is paid for distributing certain products. Until June 1998, the Company generated sales revenue and incurred costs associated with distributing certain imported salmon products. Subsequently, the Company earns a fee and incurs no incremental costs for assisting in the distribution for the same products. This change accounts for $83,000 in decreased sales of salmon products. Gross sales of herring products were relatively unchanged, salmon sales decreased 3%, and sales of specialty products increased 8%.

GROSS MARGIN. Gross margin for the three months ended March 31, 1999 was $1,456,000 compared to $1,501,000 for the same period in 1998, a decrease of $45,000 or 3%. As a percentage of net sales, gross margin was 27.1% in the three months versus 27.2% in the same period in 1998. The decrease in the gross margin percentage was largely attributable to an increase in promotional discounts, offset by labor productivity improvements instituted in mid-1998.

OPERATING EXPENSES. Selling, marketing and administrative expenses for the three months ended March 31, 1999 were $1,441,000 compared to $1,548,000 for the same period in 1998, a decrease of $107,000 or 7%. As a percentage of net sales, selling, marketing and administrative expenses decreased to 26.8% from 28.0% for the same period in 1998. The decrease in expenses was primarily attributable to decreases in selling costs and distribution expenses, offset by a $51,000 increase in administrative expenses. The decrease in selling expenses was the direct result of management's decision to reduce the size of its sales staff. Distribution expenses decreased due to lower outbound freight costs. Administrative expenses were higher primarily due to an increase in bad debt expenses from one customer.

INTEREST EXPENSE. Interest and other expense, net, for the three months ended March 31, 1999 was $83,000 compared to $95,000 for the same period in 1998, a decrease of $12,000 or 13%. This increase was attributable to two factors: a lower interest rate on the Company's credit facilities contributed to approximately $8,000 of the decrease. The other $4,000 portion of the decrease was attributable to a lower level of bank debt outstanding during the quarter, primarily due to lower inventory levels as compared to the first quarter of 1998.

INCOME TAXES. The Company provided for an income tax benefit of $25,000 for the three months ended March 31, 1999, compared to an income tax benefit of $52,000 for the same period in 1998. As a percentage of pretax loss, the income tax benefit was unchanged at 37%. Both income tax benefits represent the expectation of future tax benefits.

NET INCOME AND LOSS. Net loss for the three months ended March 31, 1999 was $43,000 or $0.01 per share compared to net loss of $89,000 or $0.02 per share for the same period in 1998, a decrease in net loss of $46,000 or $0.01 per share.



FINANCIAL CONDITION

Through the first quarter 1999, the current ratio decreased to 1.9 from 2.3 and the ratio of long-term debt-to-total capitalization decreased to 61% from 70%. As is typical during the first quarter of the year, inventory levels and accounts receivable dropped substantially, reflecting the lower relative level of sales and production activity at the end of the first quarter compared with the end of the fourth quarter. Cash generated is primarily used to pay down credit facilities which are classified as long-term obligations.

CASH FLOWS FROM OPERATING ACTIVITIES. Net cash provided by operating activities was $1,659,000 for the three months ended March 31, 1999, compared to net cash provided by operating activities of $557,000 for the same period in 1998, an increase of $1,102,000. This difference was primarily attributable to a decrease of $1,076,000 in inventory levels in 1999, compared to $419,000 in 1998, and increased cash receipts of the Company's accounts receivable in 1999, compared to 1998. The decrease in inventory levels was primarily attributable to improved inventory management.

CASH FLOWS FROM INVESTING ACTIVITIES. Net cash used in investing activities was $188,000 for the three months ended March 31, 1999, compared to $68,000 for the same period in 1998. The increase in capital expenditures was primarily due to spending on building improvements.

CASH FLOWS FROM FINANCING ACTIVITIES. Net cash used in financing activities was $1,510,000 for the three months ended March 31, 1999, compared to $458,000 for the same period in 1998. The increase in net cash used in financing activities was attributable to the application of cash generated towards bank credit facilities.




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



                                    VITA FOOD PRODUCTS, INC.




Date:    May 7, 1999                By:         /s/ Stephen D. Rubin
                                       -----------------------------------------
                                                  Stephen D. Rubin
                                                      President
                                             (Principal Executive Officer)



Date:    May 7, 1999                By:         /s/ Jay H. Dembsky
                                       -----------------------------------------
                                                  Jay H. Dembsky
                                    Vice President and Chief Financial Officer
                                    (Principal Financial and Accounting Officer)