Form 10QSB
period 1999-06-30
VITA FOOD PRODUCTS INC
filed 1999-08-11
CIK 1024342

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the Quarterly Period Ended June 30, 1999


                         Commission File Number 1-12599



                            VITA FOOD PRODUCTS, INC.
       (Exact Name of Small Business Issuer as Specified in its Charter)




NEVADA                                           #36-3171548
-------------------------------                  -------------------------------
(State or other jurisdiction of                  (I.R.S. Employer
incorporation or organization)                   Identification No.)



2222 WEST LAKE STREET
CHICAGO, ILLINOIS 60612                          (312) 738-4500
-------------------------------                  -------------------------------
(Address of principal                            Issuer's telephone number
executive offices)





Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes     X      No




Number of shares outstanding of Issuer's common stock, par value $.01 per share, as of August 9, 1999 is 3,707,477.


Transitional Small Business Disclosure Format: Yes             No     X

                            VITA FOOD PRODUCTS, INC.

         REPORT ON FORM 10-QSB FOR THE THREE MONTHS ENDED JUNE 30, 1999

                                     INDEX


I.  FINANCIAL INFORMATION:

   Item 1. Financial Statements (unaudited)
           Balance Sheets ...................................................  3
           Statements of Operations..........................................  4
           Statements of Shareholders' Equity................................  4
           Statements of Cash Flows .........................................  5
           Notes to Financial Statements ....................................  6

   Item 2. Management's Discussion and Analysis of Financial Condition and
           Results of Operations ............................................  6


II. OTHER INFORMATION .......................................................  8

BALANCE SHEETS                                                                  VITA FOOD PRODUCTS, INC.



                                                                                    JUNE 30,    DECEMBER 31,
                                                                                      1999          1998
                                                                                  (UNAUDITED)    (AUDITED)
ASSETS
Current Assets
Cash                                                                              $    36,826   $    78,488
Accounts receivable-trade, net of allowance for discounts, returns, and doubtful
accounts of $233,000 in 1999 and $250,000 in 1998                                   2,405,001     3,953,384
Inventories
Raw material and supplies                                                           1,550,481     2,565,741
Work in process                                                                        19,069        77,698
Finished goods                                                                      1,646,209     1,400,678
Prepaid expenses and other current assets                                             382,908       234,318
Deferred income taxes                                                                 308,797       200,000
                                                                                  -----------   -----------
Total Current Assets                                                                6,349,291     8,510,307

Property, Plant and Equipment
Land                                                                                   35,000        35,000
Building and Improvements                                                           1,561,769     1,433,060
Machinery and Office Equipment                                                      5,005,819     4,931,074
                                                                                  -----------   -----------
                                                                                    6,602,588     6,399,134
Less accumulated depreciation and amortization                                     (4,102,736)   (3,933,410)
                                                                                  -----------   -----------
Net Property Plant & Equipment                                                      2,499,852     2,465,724
Other Assets                                                                          120,739        78,279
                                                                                  -----------   -----------
Total Assets                                                                      $ 8,969,882   $11,054,310
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Current maturities of long-term obligations                                       $   524,828   $   329,810
Accounts payable                                                                    1,215,391     1,323,851
Accrued other expenses                                                              1,620,117     2,048,825
                                                                                  -----------   -----------
Total Current Liabilities                                                           3,360,336     3,702,486
Long-Term Obligations, Less Current Maturities                                      3,578,513     5,137,589
Commitments and Contingencies
Shareholders' Equity
Preferred stock, $.01 par value, authorized 1,000,000 shares; none issued
Common stock, $.01 par value; authorized 10,000,000 shares; issued and
Outstanding 3,707,477 shares in 1999 and 3,704,724 shares in 1998                      37,074        37,047
Additional paid in capital                                                          3,355,604     3,353,583
Retained Earnings                                                                  (1,361,645)   (1,176,395)
                                                                                  -----------   -----------
Total Shareholders' Equity                                                          2,031,033     2,214,235
                                                                                  -----------   -----------
Total Liabilities and Shareholders' Equity                                        $ 8,969,882   $11,054,310

STATEMENTS OF OPERATIONS                                                        VITA FOOD PRODUCTS, INC.


                                                              FOR THREE MONTHS ENDED     FOR SIX MONTHS ENDED
                                                                     JUNE 30,                  JUNE 30,
                                                             ------------------------  ------------------------
                                                                1999         1998         1999         1998
                                                             (UNAUDITED)  (UNAUDITED)  (UNAUDITED)  (UNAUDITED)
                                                             -----------  -----------  ----------   -----------
Net Sales                                                    $4,200,431   $4,075,332   $9,580,681   $9,594,198
Cost of Goods Sold                                            2,978,803    3,141,252    6,902,666    7,158,802
                                                             ----------   ----------   ----------   ----------
Gross Margin                                                  1,221,628      934,080    2,678,015    2,435,396
Selling and Administrative Expenses
Selling, Marketing & Distribution                               900,474      992,154    1,831,974    2,080,685
Administrative                                                  473,416      489,987      983,121      948,996
                                                             ----------   ----------   ----------   ----------
Total                                                         1,373,890    1,482,141    2,815,095    3,029,681
                                                             ----------   ----------   ----------   ----------
Operating Profit (Loss)                                        (152,262)    (548,061)    (137,080)    (594,285)
Interest                                                         74,082      101,415      156,967      196,884
                                                             ----------   ----------   ----------   ----------
Income (loss) before Income tax expense (benefit)              (226,344)    (649,476)    (294,047)    (791,169)
Income Tax Expense (Benefit)                                    (83,747)    (186,000)    (108,797)    (238,426)
                                                             ----------   ----------   ----------   ----------
Net Income (Loss)                                             ($142,597)   ($463,476)   ($185,250)   ($552,743)
Basic and Diluted Earnings (Loss) Per Share                       (0.04)       (0.13)       (0.05)       (0.15)
Weighted Average Common Shares Outstanding                    3,704,724    3,700,000    3,704,724    3,700,000

STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)                                  VITA FOOD PRODUCTS, INC.



                                 COMMON STOCK     ADDITIONAL
                              ------------------   PAID-IN      RETAINED
                               SHARES    AMOUNT    CAPITAL      EARNINGS       TOTAL
                              ---------  -------  ----------   ----------   ----------
Balance, at January 1, 1998   3,700,000  $37,000  $3,348,273    ($566,950)  $2,818,323
Proceeds from stock purchase
and stock option plans            2,036  $    20  $    3,337                $    3,357
                              ---------  -------  ----------
Net income (loss)                                               ($552,743)   ($552,743)
                                                              -----------   ----------
Balance, at June 30, 1998     3,702,036  $37,020  $3,351,610  ($1,119,693)  $2,268,937
Balance, at January 1, 1999   3,704,724  $37,047  $3,353,583  ($1,176,395)  $2,214,235
Proceeds from stock purchase
and stock option plans            2,753  $    27  $    2,021                $    2,048
                              ---------  -------  ----------
Net income (loss)                                               ($185,250)   ($185,250)
                                                              -----------   ----------
Balance, at June 30, 1999     3,707,477  $37,074  $3,355,604  ($1,361,645)  $2,031,033


STATEMENTS OF CASH FLOWS                                                        VITA FOOD PRODUCTS, INC.


                                                                                                      FOR THE SIX MONTHS
                                                                                                        ENDED JUNE 30
                                                                                                      1999         1998
                                                                                                   (UNAUDITED)  (UNAUDITED)
                                                                                                   -----------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)                                                                                    (185,250)    (552,743)
Adjustments to reconcile Net Income (Loss) to net cash provided by (used in) operating activities
Depreciation and amortization                                                                         170,308      168,796
Deferred income taxes                                                                                (108,797)    (238,426)
Changes in assets and liabilities:
Decrease (increase) in accounts receivable                                                          1,548,383    1,653,068
Federal tax receivable                                                                                      0            0
Decrease (increase) in inventories                                                                    828,358       39,854
Decrease (increase) in prepaid expenses and other current assets                                     (148,590)     (34,096)
Decrease (increase) in other assets                                                                   (43,442)    (116,572)
Increase (decrease) in accounts payable                                                              (108,460)    (440,656)
Increase (decrease) in accrued expenses                                                              (428,708)    (327,158)
Increase (decrease) in income taxes payable                                                                 0            0
                                                                                                   ----------    ---------
Net cash provided by (used in) operating activities                                                 1,523,802      152,067
CASH FLOWS FROM INVESTING ACTIVITIES                                                                 (203,454)     (97,439)
                                                                                                   ----------    ---------
Net cash used in investing activities                                                                (203,454)     (97,439)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from stock purchase and stock option plans                                                     2,048        3,357
Proceeds from (payments on) bank and other debt obligations                                        (1,364,058)    (116,465)
                                                                                                   ----------    ---------
Net cash provided by (used in) financing activities
                                                                                                   (1,362,010)    (113,108)
Net Increase (decrease) in Cash                                                                       (41,662)     (58,480)
Cash, at beginning of period                                                                           78,488      107,933
                                                                                                   ----------    ---------
Cash, at end of Period                                                                                 36,826       49,453

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


COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 1999 AND THE THREE MONTHS ENDED JUNE 30, 1998

REVENUES. Net sales for the three months ended June 30, 1999 were $4,200,000 compared to $4,075,000 for the same period in 1998, an increase of $125,000 or 3%. This increase was attributable to a combination of a 6% decrease in sales of herring products, a 19% increase in sales of salmon products, and a 16% decrease in the sale of other specialty products. The increase in salmon product sales was attributable in part to sales to a new large customer, and continued market penetration for salmon burger products.

GROSS MARGIN. Gross margin for the three months ended June 30, 1999 was $1,222,000 compared to $934,000 for the same period in 1998, an increase of $288,000 or 31%. As a percentage of net sales, gross margin was 28.1% in the three months versus 22.9% in the same period in 1998. The increase in the gross margin percentage was attributable in part to favorable production labor and overhead variances. Favorable labor variances resulted from reduced production downtime due to updated equipment and increased efficiencies from improved personnel management. Favorable overhead variances resulted from reduced costs of operating the production facility.

OPERATING EXPENSES. Selling, marketing and administrative expenses for the three months ended June 30, 1999 were $1,374,000 compared to $1,482,000 for the same period in 1998, a decrease of $108,000 or 7%. As a percentage of net sales, selling, marketing and administrative expenses decreased to 32.7% from 36.4% for the same period in 1998. The decrease in the selling, marketing and administrative expense margin was attributable to a combination of factors, including lower slotting costs, selling expenses, and distribution costs. Slotting costs are incurred to increase distribution of new products, and the Company was very aggressive in the prior year in increasing distribution of several of its newer products by incurring a high amount of slotting costs. Selling expenses were lower primarily as a result of reduced staffing, and distribution costs were lower as a result of increased efforts at reducing freight costs.

INTEREST EXPENSE. Interest and other expense, net, for the three months ended June 30, 1999 was $74,000 compared to $101,000 for the same period in 1998, a decrease of $27,000 or 27%. This decrease was attributable to a lower level of bank debt outstanding due to lower inventories which resulted from improved inventory management. The decrease was slightly offset by a higher interest rate charged on the Company's bank credit facilities.

INCOME TAXES. The Company provided for an income tax benefit of $84,000 for the three months ended June 30, 1999, compared to an income tax benefit of $186,000 for the same period in 1998. As a percent to pretax loss, the income tax benefit was 37% in 1999 and 29% in 1998. The income tax benefits for each period represents anticipated utilization of these tax benefits during the respective fiscal years. The income tax benefit for the three months ended June 30, 1999 was higher as a percent of pretax income than the income tax benefit for the three months ended June 30, 1998 because the Company expected higher pretax income for the year ended December 31, 1999 and, accordingly, the ability to take advantage of a more substantial income tax benefit, as compared to the year ended December 31, 1998.

NET INCOME AND LOSS. As a result of the increases and decreases discussed above, net loss for the three months ended June 30, 1999 was $143,000 or $0.04 per share compared to net loss of $463,000 or $0.13 per share for the same period in 1998, a decrease in net loss of $320,000 or $0.09 per share.

COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 1999 AND THE SIX MONTHS ENDED JUNE 30, 1998

REVENUES. Net sales for the six months ended June 30, 1999 were $9,581,000 compared to $9,594,000 for the same period in 1998, a decrease of $13,000 or less than 1%. The slight decrease was attributable to a combination of a 2% decrease in sales of herring products, an 8% increase in sales of salmon products, and a 4% decrease in the sale of other specialty products. Both the herring decrease and the salmon increase are consistent with consumer demand for these products in the marketplace.

GROSS MARGIN. Gross margin for the six months ended June 30, 1999 was $2,678,000 compared to $2,435,000 for the same period in 1998, an increase of $243,000 or 10%. As a percentage of net sales, gross margin was 28.0% in the six months versus 25.4% in the same period in 1998. The increase in the gross margin percentage was attributable in part to favorable production labor and overhead variances, offset by a change in the sales mix from higher margin herring products to lower margin salmon products.

OPERATING EXPENSES. Selling, marketing and administrative expenses for the six months ended June 30, 1999 were $2,815,000 compared to $3,030,000 for the same period in 1998, a decrease of $215,000 or 7%. As a percentage of net sales, selling, marketing and administrative expenses decreased to 29.4% from 31.6% for the same period in 1998. The decrease in the selling, marketing and administrative expense margin was attributable to a combination of factors, including lower slotting costs, selling expenses, and distribution costs. The Company was very aggressive in the prior year in increasing several of its newer products by incurring a high amount of slotting costs. Selling expenses were lower primarily as a result of reduced staffing, and distribution costs were lower as a result of increased efforts at reducing freight costs.

INTEREST EXPENSE. Interest and other expense, net, for the six months ended June 30, 1999 was $157,000 compared to $197,000 for the same period in 1998, a decrease of $40,000 or 20%. This decrease was attributable to a lower level of bank debt outstanding due to lower inventories which resulted from improved inventory management.

INCOME TAXES. The Company provided for an income tax benefit of $109,000 for the six months ended June 30, 1999, compared to an income tax benefit of $238,000 for the same period in 1998. The income tax benefits for each period represents anticipated utilization of these tax benefits during the respective fiscal years. The income tax benefit for the six months ended June 30, 1999 was higher as a percent of pretax income than the income tax benefit for the six months ended June 30, 1998 because the Company expected higher pretax income for the year ended December 31, 1999 and, accordingly, the ability to take advantage of a more substantial income tax benefit, as compared to the year ended December 31, 1998.

NET INCOME AND LOSS. As a result of the increases and decreases discussed above, net loss for the six months ended June 30, 1999 was $185,000 or $0.05 per share compared to net loss of $553,000 or $0.15 per share for the same period in 1998, a decrease in net loss of $368,000 or $0.10 per share.

FINANCIAL CONDITION

Through the second quarter 1999, the current ratio decreased to 1.9 from 2.3 but the ratio of long-term debt-to-total capitalization decreased to 64% from 70%. As is typical between yearend and the second quarter, inventory levels and accounts receivable dropped substantially, reflecting the lower level of sales and production activity at the end of the second quarter compared with the end of the fourth quarter. Cash generated from operations was primarily used to pay down bank debt, resulting in the lower long-term debt-to-total capitalization ratio.

CASH FLOWS FROM OPERATING ACTIVITIES. Net cash provided by operating activities was $1,524,000 for the six months ended June 30, 1999, compared to $152,000 for the same period in 1998. The increase was primarily attributable to the lower net loss and a larger decrease in inventory levels in 1999, compared to 1998. The decrease in inventory levels was primarily attributable to improved inventory management.

CASH FLOWS FROM INVESTING ACTIVITIES. Net cash used in investing activities was $203,000 for the six months ended June 30, 1999, compared to $97,000 for the same period in 1998. The increase was primarily due to increased capital spending on building improvements.

CASH FLOWS FROM FINANCING ACTIVITIES. Net cash used in financing activities was $1,362,000 for the six months ended June 30, 1999, compared to $113,000 for the same period in 1998. The increase in net cash used in financing activities was attributable to payments made under the Company's bank credit facilities resulting from the higher level of cash generated from operations.


PART II - OTHER INFORMATION
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
 (a)  The date of the Company's Annual Meeting of Stockholders was May 24,
      1999.
 (b), (c) At the Annual Meeting of Stockholders, the following matters were submitted to a vote of the stockholders with the stated results:

   (1)  The election of the following persons as directors of the Company:

               Director               Votes For   Votes Withheld
               ---------------------  ----------  --------------
               Stephen D. Rubin       2,980,380     13,512
               Clark L. Feldman       2,980,380     13,512
               Sam Gorenstein         2,980,380     13,512
               Jeffrey C. Rubenstein  2,980,380     13,512
               Neal Jansen            2,980,380     13,512
               Michael Horn           2,980,380     13,512
               Steven A. Rothstein    2,980,380     13,512


   (2) The ratification of the appointment of BDO Seidman, LLP as the Company's independent accountants for the year ending December 31, 1999.


                   Votes For  Votes Against  Votes Abstained
                   ---------  -------------  ---------------
                   2,985,113     6,679           2,100

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
      (a) Exhibits

EXHIBIT
NUMBER   EXHIBIT TITLE
-------  ------------------------------------------------------------------------------

10.1.6   Seventh Amendment to Loan and Security Agreement

10.4.1   Amendment One to Employment Agreement between the Company and Stephen D. Rubin

10.5.1   Amendment One to Employment Agreement between the Company and Clark L. Feldman

10.8     Employment Agreement between the Company and Jay H. Dembsky

27.1     Financial Data Schedule



      (b) No reports on Form 8-K were filed during the quarter for which this report is filed.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    VITA FOOD PRODUCTS, INC.




Date:  August 9, 1999               By:  //Stephen D. Rubin//
                                    --------------------------------------------
                                            Stephen D. Rubin
                                            President


Date:  August 9, 1999               By:  //Jay H. Dembsky//
                                    --------------------------------------------
                                            Jay H. Dembsky

                                    Vice President and Chief Financial Officer
                                    (Principal Financial and Accounting Officer)