Form 10QSB
period 1999-09-30
VITA FOOD PRODUCTS INC
filed 1999-11-10
CIK 1024342

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                For the Quarterly Period Ended September 30, 1999


                         Commission File Number 1-12599




                            VITA FOOD PRODUCTS, INC.
      ---------------------------------------------------------------------
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









Number of shares outstanding of Issuer's common stock, par value $.01 per share, as of November 10, 1999 is 3,707,477.



Transitional Small Business Disclosure Format:  Yes       No   X
                                                   -----     -----

                            VITA FOOD PRODUCTS, INC.

       REPORT ON FORM 10-QSB FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999

                                      INDEX


I.   FINANCIAL INFORMATION:
     Item 1.   Financial Statements (unaudited)
               Balance Sheets............................................................      3
               Statements of Operations..................................................      4
               Statements of Shareholders' Equity........................................      4
               Statements of Cash Flows..................................................      5
               Notes to Financial Statements.............................................      6

     Item 2.   Management's Discussion and Analysis of Financial Condition and Results
               of Operations ............................................................      6


II.  OTHER INFORMATION...................................................................      8

BALANCE SHEETS                                          VITA FOOD PRODUCTS, INC.

=============================================================================================================================
                                                                                               SEPTEMBER 30,     DECEMBER 31,
                                                                                                    1999             1998
                                                                                                (UNAUDITED)       (AUDITED)
-----------------------------------------------------------------------------------------------------------------------------
ASSETS
Current Assets
  Cash                                                                                          $    83,727       $    78,488
  Accounts receivable-trade, net of allowance for discounts, returns, and doubtful
    accounts of $282,000 in 1999 and $250,000 in 1998                                             2,804,758         3,953,384
  Inventories
      Raw material and supplies                                                                   1,553,212         2,565,741
      Work in process                                                                               120,379            77,698
      Finished goods                                                                              2,010,142         1,400,678
  Prepaid expenses and other current assets                                                         339,669           234,318
  Deferred income taxes                                                                             264,348           200,000
                                                                                                -----------       -----------
Total Current Assets                                                                              7,176,235         8,510,307

Property, Plant and Equipment
  Land                                                                                               35,000            35,000
  Building and Improvements                                                                       1,710,179         1,433,060
  Machinery and Office Equipment                                                                  5,249,755         4,931,074
                                                                                                -----------       -----------
                                                                                                  6,994,934         6,399,134
  Less accumulated depreciation and amortization                                                 (4,199,036)       (3,933,410)
                                                                                                -----------       -----------
  Net Property Plant & Equipment                                                                  2,795,898         2,465,724

Other Assets                                                                                        122,702            78,279
                                                                                                -----------       -----------
  Total Assets                                                                                  $10,094,835       $11,054,310
-----------------------------------------------------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Current maturities of long-term obligations                                                   $   524,490       $   329,810
  Accounts payable                                                                                1,821,024         1,323,851
  Accrued other expenses                                                                          1,608,563         2,048,825
                                                                                                -----------       -----------
Total Current Liabilities                                                                         3,954,077         3,702,486

Long-term Obligations, Less Current Maturities                                                    4,034,040         5,137,589

Commitments and Contingencies

Shareholders' Equity
  Current maturities of long-term obligations
  Preferred stock, $.01 par value, authorized 1,000,000 shares;  none issued
  Common stock, $.01 par value; authorized 10,000,000 shares; issued and
    outstanding 3,707,477 shares in 1999 and 3,704,724 shares in 1998                                37,074            37,047
  Additional paid in capital                                                                      3,355,604         3,353,583
  Retained Earnings                                                                              (1,285,960)       (1,176,395)
                                                                                                -----------       -----------
Total Shareholders' Equity                                                                        2,106,718         2,214,235
                                                                                                -----------       -----------
  Total Liabilities and Shareholders'  Equity                                                   $10,094,835       $11,054,310
-----------------------------------------------------------------------------------------------------------------------------

STATEMENTS OF OPERATIONS                                VITA FOOD PRODUCTS, INC.

================================================================================

                                                      FOR THE THREE MONTHS ENDED    FOR THE NINE MONTHS ENDED
                                                             SEPTEMBER 30,                SEPTEMBER 30,
                                                         1999          1998           1999             1998
                                                     (UNAUDITED)    (UNAUDITED)    (UNAUDITED)      (UNAUDITED)
-----------------------------------------------------------------------------------------------------------------
Net Sales                                             $5,257,156     $5,159,443    $14,837,838      $14,753,639
Cost of Goods Sold                                     3,799,511      3,680,989     10,702,179       10,839,788
                                                      ----------     ----------    -----------      -----------
Gross Margin                                           1,457,645      1,478,454      4,135,659        3,913,851

Selling and Administrative Expenses
  Selling, Marketing & Distribution                      888,193      1,213,998      2,720,167        3,294,681
  Administrative                                         363,645        397,788      1,346,766        1,346,783
                                                      ----------     ----------    -----------      -----------
  Total                                                1,251,838      1,611,786      4,066,933        4,641,464
                                                      ----------     ----------    -----------      -----------
Operating Profit (Loss)                                  205,807       (133,332)        68,726         (727,613)

     Interest                                             85,672         90,761        242,639          287,646
                                                      ----------     ----------    -----------      -----------
Income (loss)  before Income tax expense (benefit)       120,135       (224,093)      (173,913)      (1,015,259)
Income Tax Expense (Benefit)                              44,449       (115,000)       (64,348)        (353,426)
                                                      ----------     ----------    -----------      -----------
Net Income (Loss)                                        $75,686      ($109,093)     ($109,565)       ($661,833)

Basic Earnings (Loss) Per Share                            $0.02         ($0.03)        ($0.03)          ($0.18)
Weighted Average Common Shares Outstanding             3,707,477      3,702,036      3,705,652        3,700,679

Diluted Earnings (Loss) Per Share                          $0.02         ($0.03)        ($0.03)          ($0.18)
Weighted Average Common Shares Outstanding             3,730,681      3,702,036      3,705,652        3,700,679

STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)          VITA FOOD PRODUCTS, INC.

                                     COMMON STOCK            ADDITIONAL
                               ------------------------       PAID-IN       RETAINED
                                 SHARES         AMOUNT        CAPITAL        EARNINGS          TOTAL
----------------------------------------------------------------------------------------------------------
Balance, at January 1, 1998      3,700,000      $37,000      $3,348,273      ($566,950)      $2,818,323
Proceeds from stock purchase
and stock option plans               2,036          $20          $3,337                          $3,357
Net income (loss)                                                            ($661,833)       ($661,833)
                                 ---------      -------      ----------    -----------       ----------
Balance, at  Sept  30, 1998      3,702,036      $37,020      $3,351,610    ($1,228,783)      $2,159,847
----------------------------------------------------------------------------------------------------------
Balance, at January 1, 1999      3,704,724      $37,047      $3,353,583    ($1,176,395)      $2,214,235
Proceeds from stock purchase
and stock option plans               2,753          $27          $2,021                          $2,048
Net income (loss)                                                            ($109,565)       ($109,565)
                                 ---------      -------      ----------    -----------       ----------
Balance, at  Sept 30, 1999       3,707,477      $37,074      $3,355,604    ($1,285,960)      $2,106,718
----------------------------------------------------------------------------------------------------------

STATEMENTS OF CASH FLOWS                                VITA FOOD PRODUCTS, INC.

===============================================================================================================================
                                                                                                           FOR THE NINE MONTHS
                                                                                                           ENDED SEPTEMBER 30
                                                                                                             1999       1998
                                                                                                         (UNAUDITED) (UNAUDITED)
-------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income (loss)                                                                                      (109,565)  (661,833)
     Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
     Depreciation and amortization                                                                           266,936    253,722
     Deferred income taxes                                                                                   (64,348)  (353,426)
     Changes in assets and liabilities:
          Decrease (increase) in accounts receivable                                                       1,148,626    977,312
          Federal tax receivable                                                                                   0    240,000
          Decrease (increase) in inventories                                                                 360,384   (211,205)
          Decrease (increase) in prepaid expenses and other current assets                                  (105,351)    10,229
          Increase (decrease) in accounts payable                                                            497,173    107,418
          Increase (decrease) in accrued expenses                                                           (440,262)  (129,327)
                                                                                                           ---------- ---------
  Net cash provided by (used in) operating activities                                                      1,553,593    232,890


CASH FLOWS FROM INVESTING ACTIVITIES
     Capital expenditures                                                                                   (595,800)  (134,771)
     Other assets                                                                                            (45,733)  (127,762)
                                                                                                           ---------- ---------
  Net cash used in investing activities                                                                     (641,533)  (262,533)


CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from stock purchase and stock option plans                                                       2,048      3,357
     Proceeds from (payments on) bank and other debt obligations                                            (908,869)   (43,620)
                                                                                                           ---------- ---------
  Net cash provided by (used in) financing activities                                                       (906,821)   (40,263)
                                                                                                           ---------- ---------
Net Increase (decrease) in cash                                                                                5,239    (69,906)

Cash, at beginning of period                                                                                  78,488    107,933
                                                                                                           ---------- ---------
Cash, at end of Period                                                                                        83,727     38,027
-------------------------------------------------------------------------------------------------------------------------------

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

COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 1999 AND THE THREE MONTHS ENDED SEPTEMBER 30, 1998

REVENUES. Net sales for the three months ended September 30, 1999 were $5,257,000 compared to $5,159,000 for the same period in 1998, an increase of $98,000 or 2%. The increase in sales was attributable in part to sales to a new large customer, and continued growth of salmon products. The breakdown by product group was a combination of a 5% decrease in sales of herring products, an 8% increase in sales of salmon products, and an 11% decrease in the sale of other specialty products.

GROSS MARGIN. Gross margin for the three months ended September 30, 1999 was $1,458,000 compared to $1,478,000 for the same period in 1998, a decrease of $20,000 or 1%. As a percentage of net sales, gross margin was 27.7% in the three months versus 28.7% in the same period in 1998, a decrease of 1.0% points. The decrease in the gross margin percentage was attributable in part to recently increased costs for herring and to a change in sales mix from higher margin herring products to lower margin salmon products.

OPERATING EXPENSES. Selling, marketing, distribution and administrative expenses for the three months ended September 30, 1999 were $1,252,000 compared to $1,612,000 for the same period in 1998, a decrease of $360,000 or 22%. As a percentage of net sales, selling, marketing, distribution and administrative expenses decreased to 23.8% from 31.2% for the same period in 1998. The decrease in the selling, marketing, distribution and administrative expense margin was attributable to a combination of factors, including lower slotting and other promotional costs, selling expenses, and distribution costs. Slotting costs are incurred to increase distribution of new products, and the Company was more aggressive in the prior year in increasing distribution of several of its newer products by incurring a high amount of slotting costs. Selling expenses were lower primarily as a result of reduced staffing, and distribution costs were lower as a result of increased efforts at reducing freight costs.

INTEREST EXPENSE. Interest and other expense, net, for the three months ended September 30, 1999 was $86,000 compared to $91,000 for the same period in 1998, a decrease of $5,000 or 5%. This decrease was primarily attributable to a lower level of bank debt outstanding due to lower inventories which resulted from improved inventory management. The decrease was slightly offset by a higher interest rate charged on the Company's bank credit facilities.

INCOME TAXES. The Company provided for an income tax expense of $44,000 for the three months ended September 30, 1999, compared to an income tax benefit of $115,000 for the same period in 1998. The higher income tax expense (benefit) as a percentage of pretax income (loss) of 51% for the quarter ended September 30, 1998, as compared to 37% for the quarter ended September 30, 1999, was the result of the Company's increase in the rate for the quarter ended September 30, 1998 to take account of higher than expected income, and accordingly, the increased ability to utilize tax benefits, for the year. No such increase was necessary for the quarter ended September 30, 1999 since income for such year was in accordance with the Company's expections.

NET INCOME AND LOSS. As a result of the increases and decreases discussed above, net income for the three months ended September 30, 1999 was $76,000 or $0.02 per share compared to net loss of $109,000 or $0.03 per share for the same period in 1998, an increase of $185,000 or $0.05 per share.

COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND THE NINE MONTHS ENDED SEPTEMBER 30, 1998

REVENUES. Net sales for the nine months ended September 30, 1999 were $14,838,000 compared to $14,754,000 for the same period in 1998, an increase of $84,000 or 1%. The slight increase was attributable to a combination of a 3% decrease in sales of herring products, an 8% increase in sales of salmon products, and a 6% decrease in the sale of other specialty products. Consumer demand in the U.S. for herring products continues to be relatively stagnant, while demand for salmon products in the U.S. is growing, and the Company's results reflect these trends.

GROSS MARGIN. Gross margin for the nine months ended September 30, 1999 was $4,136,000 compared to $3,914,000 for the same period in 1998, an increase of $222,000 or 6%. As a percentage of net sales, gross margin was 27.9% in the nine months versus 26.5% in the same period in 1998, an increase of 1.4% points. The increase in the gross margin percentage was attributable in part to favorable production labor and overhead variances, offset by a change in the sales mix from higher margin herring products to lower margin salmon products. Favorable labor variances resulted from more efficient new equipment and production lines which have reduced the requirement for direct labor to process herring & salmon.

OPERATING EXPENSES. Selling, marketing, distribution and administrative expenses for the nine months ended September 30, 1999 were $4,067,000 compared to $4,641,000 for the same period in 1998, a decrease of $574,000 or 12%. As a percentage of net sales, selling, marketing, distribution and administrative expenses decreased to 27.4% from 31.5% for the same period in 1998. The decrease in the selling, marketing, distribution and administrative expense margin was attributable to a combination of factors, including lower slotting costs, selling expenses, and distribution costs. The Company was very aggressive in the prior year in increasing several of its newer products by incurring a high amount of slotting costs. Selling expenses were lower primarily as a result of reduced staffing, and distribution costs were lower as a result of increased efforts at reducing freight costs.

INTEREST EXPENSE. Interest and other expense, net, for the nine months ended September 30, 1999 was $243,000 compared to $288,000 for the same period in 1998, a decrease of $45,000 or 16%. This decrease was attributable to a lower level of bank debt outstanding due to lower inventories, which resulted from improved inventory management. The decrease was offset somewhat by a higher interest rate charged on the Company's bank credit facilities.

INCOME TAXES. The Company provided for an income tax benefit of $64,000 for the nine months ended September 30, 1999, compared to an income tax benefit of $353,000 for the same period in 1998. The income tax benefits for each period represents anticipated utilization of these tax benefits during the respective fiscal years. As a percent to pretax income (loss), the income tax benefit was 37% in 1999 and 35% in 1998.

NET INCOME AND LOSS. As a result of the increases and decreases discussed above, net loss for the nine months ended September 30, 1999 was $110,000 or $0.03 per share compared to net loss of $662,000 or $0.18 per share for the same period in 1998, a decrease in net loss of $552,000 or $0.15 per share.

FINANCIAL CONDITION

The current ratio decreased to 1.8 at September 30, 1999 from 2.3 at December 31, 1998 but the ratio of long-term debt-to-total capitalization decreased to 66% from 70%. As is typical between yearend and the third quarter, accounts receivable declined substantially, reflecting the lower level of sales activity at the end of the third quarter compared with the end of the fourth quarter. Cash generated from operations was primarily used to pay down bank debt, resulting in the lower long-term debt-to-total capitalization ratio.

CASH FLOWS FROM OPERATING ACTIVITIES. Net cash provided by operating activities was $1,554,000 for the nine months ended September 30, 1999, compared to $233,000 for the same period in 1998. The increase was primarily attributable to the lower net loss and a decrease in inventory levels in 1999, compared to 1998. The decrease in inventory levels was primarily attributable to improved inventory management.

CASH FLOWS FROM INVESTING ACTIVITIES. Net cash used in investing activities was $642,000 for the nine months ended September 30, 1999, compared to $263,000 for the same period in 1998. The increase was primarily due to increased capital spending on building improvements and a new production line for salmon products.

CASH FLOWS FROM FINANCING ACTIVITIES. Net cash used in financing activities was $907,000 for the nine months ended September 30, 1999, compared to $40,000 for the same period in 1998. The increase in net cash used in financing activities was attributable to payments made under the Company's bank credit facilities resulting from the higher level of cash generated from operations.

PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits
                  EXHIBIT
                  NUMBER      EXHIBIT TITLE
                  ------      -------------

                  27.1        Financial Data Schedule


         (b) No reports on Form 8-K were filed during the quarter for which this report is filed.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                    VITA FOOD PRODUCTS, INC.




Date:  November 10, 1999            By:           /s/ Stephen D. Rubin
                                        ----------------------------------------
                                                    Stephen D. Rubin
                                                        President



Date:  November 10, 1999            By:           /s/ Jay H. Dembsky
                                        ----------------------------------------
                                                     Jay H. Dembsky
                                    Vice President and Chief Financial Officer
                                    (Principal Financial and Accounting Officer)