Form 10KSB
period 1999-12-31
VITA FOOD PRODUCTS INC
filed 2000-03-30
CIK 1024342

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   Form 10-KSB


[X]                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the Fiscal Year Ended December 31, 1999

                                       Or

[ ]              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 1-12599

                            VITA FOOD PRODUCTS, INC.
                 ----------------------------------------------
                 (Name of Small Business Issuer in its Charter)

NEVADA                                                          #36-3171548
-------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

2222 WEST LAKE STREET
CHICAGO, ILLINOIS                       (312) 738-4500                60612
---------------------            -----------------------------      ----------
(Address of principal            Registrant's telephone number      (Zip Code)
executive offices)                     including area code

      Securities registered pursuant to Section 12(b) of the Exchange Act:


Title of Each Class             Name of Each Exchange On Which Registered
------------------------        ------------------------------------------------
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
Yes     X       No
    ----------     ---------

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.
State issuer's revenues for the most recent fiscal year.  $22,965,749

Shares of common stock, par value $.01 per share outstanding at February 29, 2000 - 3,712,471. Aggregate market value of such shares held by non-affiliates as of that date - $2,309,147, based on a closing price of $1.875 per share as reported on the American Stock Exchange. The issuer has assumed that all directors, executive officers, and holders of 10% or more of the shares of Common Stock are affiliates for the purposes of this calculation.

Documents Incorporated by Reference: A portion of the Company's Proxy Statement relating to its 2000 Annual Meeting of Shareholders is incorporated by reference in Part III hereof.

Transitional Small Business Disclosure Format (check one):
Yes            No      X
    ---------     ----------

                                     PART I
ITEM 1. BUSINESS

INTRODUCTION

         The Company has been engaged in the sale of specialty food products under the VITA brand name for over 70 years. The Company believes that its long history of producing and marketing quality products has created a strong recognition of the VITA brand name among consumers and has enabled the Company to build an extensive national distribution network of established food brokers for the sale of its products to supermarket chains and wholesale clubs (collectively "Supermarkets") and to institutional/food service operations, such as restaurant chains, hotels, country clubs, cruise lines and other bulk purchasers (collectively "Institutional Purchasers"). Historically, the Company has increased its sales through acquisitions which have enabled the Company to add new product lines and expand its existing product lines. The Company believes that "VITA" with its accompanying logo is the most widely recognized, and the only nationally recognized, brand name in herring products and cured and smoked salmon products. The Company is one of the leading processors of herring products, and cured and smoked salmon products in the United States and has been producing and selling herring products for over 70 years and cured and smoked salmon products for over 30 years. The Company's products include a variety of cuts of pickled herring in cream and wine based sauces, and lox and nova salmon. The Company markets other complementary specialty food products, such as cream cheese with salmon, shrimp cocktail, hommus products, horseradish products, and cocktail and tartar sauces, that it purchases from third party food producers and markets under the VITA brand name pursuant to co-packing arrangements. The Company markets and, in some cases, also produces related specialty food products under other brand names, some of which are recognized regional brand names, in certain regions of the country, that have been licensed to the Company.


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

PRODUCTS

         The Company's products include herring products and cured and smoked salmon products and a variety of related ready to eat specialty food products. Most of the Company's products are refrigerated and can be located in either the dairy department, meat and fish department or deli department of Supermarkets. Many of the Company's products are also sold in bulk to Institutional Purchasers. The Company believes that, although the market for herring products has been and is expected to remain constant, the market for salmon products and other specialty products is increasing. Consumption of fresh and frozen seafood in the United States is increasing, especially consumption of salmon. This increase contrasts with the consumption of beef and pork which has been declining for at least the last five years. All of the Company's salmon and herring products and most of its other specialty food products are kosher and receive the symbol of certification from the Orthodox Union. The Company also receives the symbol of certification for the use of many of its products for Passover from the Orthodox Union. The Company believes that the market for kosher foods will grow in the next few years and that this represents a significant opportunity for the Company. The increase in consumption of kosher food products is at least partially the result of (i) the perception by certain consumers who are not bound by Judaism's religious dietary restrictions that kosher certification indicates a superior product, and (ii) an increase in the population of members of other religious groups such as Islam, Hinduism and some branches of Christianity that observe dietary restrictions similar to many Jewish people.

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

         SALMON

         The Company, using only premium and quality grades of salmon primarily from Southeastern Alaska, Canada, Chile, and other regions, cures, smokes, and slices the salmon for most of its salmon products. The Company's retail salmon products are packaged and sold either refrigerated or frozen to Supermarkets. The institutional cured and smoked salmon products are packaged in bulk containers, including three pound trays, and sold refrigerated or frozen to Institutional Purchasers. Salmon consumption has been increasing over the past five years and salmon now represents the one of the most popular types of seafood consumed in the United States. The Company's salmon products are generally served as part of buffets at parties, particularly during the Christmas holiday season, or as a traditional brunch item with bagels. The salmon products are also served as appetizers at formal parties and are being more frequently used as light meals. The Company's salmon products include "VITA Lox Salmon," "VITA Nova Salmon," and "VITA Pastrami Salmon." Other products sold under the VITA label include the VITA LEAN Salmon Burger, VITA Marinated Salmon, and VITA Salmon Spread.

         OTHER SPECIALTY PRODUCTS

         The Company sells a number of spreads and condiments, including horseradish products, cream cheese with smoked salmon, cocktail and tartar sauces, and shrimp cocktail products. These products are used as appetizers, snacks, and condiments to accompany light meals and holiday trays. These products are marketed by the Company under the VITA brand name, but produced by third parties pursuant to co-packing arrangements.


         NEWER PRODUCTS

         The Company's newer products are those introduced in the past few years and are either products developed by the Company, products acquired through acquisitions of other companies, or products marketed under co-packing arrangements or distribution agreements. The Company introduced the "VITA LEAN SALMON BURGER" in the fourth quarter of 1996, "VITA SALMON NUGGETS" in the third quarter of 1997, and "VITA MARINATED SALMON" in the third quarter of 1999. All products were developed and are produced by the Company. The Company has capitalized on its national distribution network and the strong recognition of the VITA brand name to generate sales of these products. In order to introduce these products, the Company incurs costs for development and distribution which are significant relative to sales levels at the time of introduction. It is expected that as sales of these products grow, the development and distribution costs will decline on a relative basis.

PRODUCT DISTRIBUTION AND SALES

         The Company's specialty food products are currently sold through a national distribution network of approximately 60 established retail and institutional/food service brokers. The Company believes that it is the only processor of herring products and cured and smoked salmon products that has established such an extensive national distribution network. The Company believes it has been successful in developing this network for a number of reasons, including the recognition of the VITA brand name and the Company's reputation for producing quality products. The Company has also been able to develop and strengthen its distribution network by providing adequate shelf space for its products. The Company's current marketing efforts and its long-term relationship with many of the food brokers has also contributed to the strength of this network. The Company, through its marketing efforts, attempts to maintain good relationships with the Supermarkets and Institutional Purchasers that purchase its products. The Company believes that its national distribution network has, in turn, helped strengthen the VITA brand name and has been an important factor in the Company's ability to introduce new products into the marketplace.

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

         The Company enters into an agreement with each food broker which grants the food broker an exclusive territory in which to sell its products and sets forth the amount of commissions to be paid on such sales by the Company. Such agreements do not permit the Company to make sales directly to Supermarkets located in a food broker's exclusive territory unless the Company pays the food broker the commission which it would have earned. The agreements are terminable by either party upon 30 days' notice. The Company believes such terms are standard in the Company's industry. The food brokers sell the Company's products in both the retail and institutional/food service markets. The retail market, consisting of Supermarkets, has generally accounted for approximately 88% of the Company's net sales while Institutional Purchasers have accounted for the remaining 12% of net sales. Approximately 97% of the Company's net sales to Supermarkets are made through food brokers while the remaining 3% of net sales to Supermarkets are made directly by the Company. Products purchased through food brokers by Supermarkets that are shipped directly to the Supermarkets' warehouses have generally accounted for 70% of the 97% of net sales to the retail market. Products purchased through food brokers by food distributors for resale to Supermarkets account for 30% of the 97% of net sales to the retail market. Approximately 80% of the Company's net sales to Institutional Purchasers are made through food brokers, including international distributors, while the remaining 20% of net sales are made to Institutional Purchasers directly by the Company.


CUSTOMERS/SALES BY REGION

         The Company's customers include large regional supermarket chains and wholesale clubs throughout the country. The Company's products sold under the VITA brand name are particularly well known in New York City and the surrounding metropolitan area ("NYC"). The geographic distribution of the Company's sales in 1999 were as follows:

Geographic Area      % of Gross Sales    Representative Retail Sales Customers
---------------      ----------------    ---------------------------------------
Northeast                  34%           Waldbaums, A & P, Shop-Rite, Wegman's,
                                         Stop & Shop,  Shaw's
Midwest                    36%           Super Valu, Jewel, Dominick's, Meijer's
Southeast                  19%           Publix, Winn-Dixie
West                       10%           Safeway, Fred Meyer, Albertson's
International               1%


         The Company's largest customer represented 10% of its net sales in both 1998 and 1999. The Company does not have a long-term contractual relationship with this customer. The Company believes the loss of this customer would have a material adverse affect on the Company's business, financial condition and results of operations. However, the Company believes the loss of this customer is unlikely. In addition, because each regional division makes its purchasing decisions independently, the Company believes that it is not likely to lose all of the divisions even if it were to lose one or more of such divisions.

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


PRODUCT RETURN POLICY

         The Company guarantees the sale of most of its products sold in Supermarkets, which sales represent approximately 88% of the Company's sales. This guarantee helps ensure that consumers receive fresh products. Under the guarantee, products not sold before their expiration date are either returned to the Company through its food brokers or are disposed of by the Supermarkets or food distributor. A credit is then issued to the Supermarket or food distributor. The Company has established a reserve to be used for credits for product returns and believes, based on its historical return rates, which have been fairly consistent over the past several years, that this reserve is adequate to fund all foreseeable product return credits.


PRODUCTION


         PRODUCTION FACILITY

         The Company produces, packages, stores, and distributes its herring and salmon products at the Company-owned facility located in Chicago, Illinois. The Company's facility is located on 125,600 square feet of contiguous land. The facility contains approximately 82,200 square feet of space, including approximately 65,000 square feet of production space, approximately 13,900 square feet of refrigerated storage space, and approximately 3,300 square feet of office space. The Company stores and distributes its products through over 15 warehouse facilities owned by third parties which are located throughout the United States.

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


         SUPPLIERS

         The Company relies on outside suppliers for its herring and salmon requirements. The Company currently purchases most of its herring from Cold Ocean, Inc. (formerly known as Barry's Limited) (the "Supplier"), a specialty herring harvester and processor located in Canada, pursuant to a supply agreement. The Company has been purchasing herring from the Supplier since the Company began operations over 70 years ago. Under the agreement, the Supplier has the option to supply 90% of the Company's annual requirements for herring, provided it sells the herring at the same prices which the Company would pay if it purchased herring elsewhere. The Supplier guarantees the first priority of supply of herring to the Company, in an amount necessary to satisfy the Company's requirements. The Company currently purchases its salmon from a number of sources. The Company believes that there are other suppliers of herring and salmon from which the Company could meet its requirements, if necessary.

         In 1999, the Supplier purchased a major competitor from whom the Company had from time to time secured a minor portion of its herring requirements. The Company has maintained very good relations with the Supplier for over 70 years, and, based upon discussions with the Supplier, the Supplier has assured the Company that the acquisition will not materially affect the supply or price of herring. The Company cannot make assurances that the acquisition will not affect the Company's cost of herring.


         QUALITY CONTROL

         The Company believes that it was one of the first processors of herring products and cured and smoked salmon products to institute quality control procedures and that its quality control procedures are among the most stringent in this market. The Company has four full-time employees in its Quality Control Department. The primary responsibility of these employees is to insure the quality of its products by overseeing the production process and by frequently testing the consistency of the products as they are produced. The products produced through co-packing arrangements are subject to both the quality control procedures of the co-packing company and the same frequent product testing that is required of the Company's products under its quality control procedures.


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

INTELLECTUAL PROPERTY

         Trademarks and trade names are of critical importance to producers of food products. A recognized trademark or trade name allows the consumer to immediately identify the source of a product, even if the product is new to the marketplace. The Company owns the federally registered trademark "VITA" (with accompanying design). The Company believes that this mark is widely recognized, and provides immediate identification of the source of its products to consumers. Based upon its ability to maintain a significant share of the national market for refrigerated herring products and cured and smoked salmon products, the Company believes the "VITA" brand name and trademark has a substantial amount of goodwill associated with it. The Company believes the VITA trademark and its accompanying design are critical to its ability to market new products and to its marketing strategy in general.

         The Company has also licensed the "ELF" brand name, of herring products which the Company believes has widespread consumer recognition in the Midwest region of the country. The Company obtained all of Lyon Food's rights to the "ELF" trademark in connection with herring products from Food Marketing Corp. pursuant to a letter agreement (the "Letter Agreement"). Ownership of the "ELF" trademark originally belonged to Food Marketing Corp. and was transferred to SuperValu, Inc., which affirmed Lyon Food's right to use the mark as set forth in the Letter Agreement and consented to the Company's right to use the trademark in connection with smoked fish products. The Letter Agreement is terminable upon six months notice to the Company. The Company sells its salmon burger under the registered federal trademark "VITA LEAN," and has applied for registration of the trademark "SALMON SLAMMERS" for use in marketing its salmon nugget products to Institutional Purchasers. The Company is not aware of any names or marks which infringe any of those the Company uses. Although the Company sells products under a number of other brand and trade names, such other brand or trade names are not material to the Company's marketing strategy. The Company also uses various recipes and proprietary formulations in its products which it maintains as trade secrets. The Company does not believe its business is otherwise dependent upon any patent, license, trademark, service mark or copyright.

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


EMPLOYEES

         At February 29, 2000, the Company had 115 full-time employees. Additionally, up to 35 workers are hired on a temporary basis each year to meet seasonal production demands. Except for supervisors, all production employees are represented by the Local 546 United Food & Commercial Workers, International Union and maintenance employees are represented by the Local 399 International Union of Operating Engineers. The Company has not experienced any work stoppages since the Company was acquired by the Investors in 1982. The Company considers its relations with its employees to be good.


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

                                     PART II

ITEM 5. MARKETS FOR REGISTRANT'S COMMON STOCK, WARRANTS AND RELATED STOCKHOLDER MATTERS

         The shares of Common Stock and Redeemable Common Stock Purchase Warrants began trading on the Chicago Stock Exchange on January 17, 1997, and on the American Stock Exchange on May 12, 1997. The Company's Common Stock is traded on the American Stock Exchange and Chicago Stock Exchange under the symbol "VSF". The Company's Warrants are traded on the American Stock Exchange and Chicago Stock Exchange under the symbol "VSF.WS." The Company believes that as of February 29, 2000 there were approximately 400 beneficial holders of the Company's Common Stock.

         The Company has never paid a cash dividend on its common stock and currently anticipates that all of its earnings will be retained for use in the operation and expansion of its business.

         The following table set forth the composite market price per share for the Common Stock and Warrants of the Company.




    Common Stock Market Price                      Warrant Market Price
Quarter            High         Low            Quarter        High      Low
-------            ----         ---            -------        ----      ---
1st - 1998        2 3/8       1 3/8            1st - 1998     5/16      1/8
2nd - 1998        2 1/8       1 3/4            2nd - 1998     3/16      1/8
3rd - 1998        2 1/16      1                3rd - 1998      1/8     1/32
4th - 1998        1 3/16        1/4            4th - 1998     3/16     1/32

1st - 1999        1 3/8         7/8            1st - 1999      1/4     1/16
2nd - 1999        2               1            2nd - 1999      1/4     1/16
3rd - 1999        3 3/4           1            3rd - 1999     7/32     1/16
4th - 1999        2 5/8     1 11/16            4th - 1999     1/16     1/16


ITEM 6.  SELECTED FINANCIAL DATA

         The selected financial data with respect to the Company's statements of operations for each of the years in the two year period ended December 31, 1999 and the balance sheet data as of December 31, 1999 and 1998 are derived from the Company's audited financial statements. The financial data should be read in conjunction with the financial statements and notes thereto and Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                                YEARS ENDED
                                                                 DECEMBER 31,
                                                          ----------------------------
STATEMENT OF INCOME DATA:                                   1999              1998
                                                          -----------      -----------
                                                           (in thousands, except per
                                                                 share amounts)
Net sales .............................................   $    22,966      $    22,295
Cost of goods sold ....................................        16,165           15,746
                                                          -----------      -----------
Gross margin ..........................................         6,801            6,549
Selling, marketing and administrative expenses ........         5,897            6,458
                                                          -----------      -----------
Operating profit ......................................           904               91
Interest and other, net ...............................           593(b)
                                                                                   700(a)
                                                          -----------      -----------
Income (loss) before income tax expense (benefit) .....           311             (609)
Income tax expense (benefit) ..........................             0
                                                                                     0
                                                          -----------      -----------
Net income (loss) .....................................   $       311      $      (609)
                                                          ===========      ===========

Basic earnings (loss) per common share ................   $      0.08      $     (0.16)
Weighted average number of common
   shares outstanding .................................     3,706,112        3,701,018
                                                          ===========      ===========

Diluted earnings (loss) per common share ..............   $      0.08      $     (0.16)
Weighted average number of common
   shares outstanding .................................     3,714,741        3,701,018
                                                          ===========      ===========



                                                               YEARS ENDED
                                                               DECEMBER 31,
                                                            -------------------
STATEMENT OF INCOME DATA: ...............................    1999        1998
                                                            ------      ------
   Net sales ............................................    100.0%      100.0%
   Cost of goods sold ...................................     70.4        70.6
                                                            ------      ------
   Gross margin .........................................     29.6        29.4
   Selling, marketing and administrative expenses .......     25.7        29.0
                                                            ------      ------
   Operating profit .....................................      3.9         0.4
   Interest and other, net ..............................      2.5(b)      3.1(a)
                                                            ------      ------
   Income (loss) before income tax expense (benefit) ....      1.4        (2.7)
   Income tax expense (benefit) .........................     --          --
                                                            ------      ------
   Net income (loss) ....................................      1.4%       (2.7)%
                                                            ======      ======


(a) Includes non-recurring write-off of relocation costs of $298,000, or 1.3%.
(b) Includes non-recurring write-off of acquisition costs of $236,000, or 1.0%.


                                    YEARS ENDED
                                    DECEMBER 31,
                                 ------------------
BALANCE SHEET DATA:                1999      1998(c)
                                 -------   --------
                                   (in thousands)
Working capital ..............   $ 4,007   $ 4,237
Total assets .................    10,597    10,092
Current liabilities ..........     3,690     3,312
Long-term debt ...............     4,376     4,567
Shareholders' equity .........     2,531     2,214


(c) Certain reclassifications were made to the 1998 balance sheet to provide comparability between 1999 and 1998.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS COMPARISON OF THE YEAR ENDED DECEMBER 31, 1999 AND THE YEAR ENDED DECEMBER 31, 1998

REVENUES. Net sales for the year ended December 31, 1999 were $22,966,000 compared to $22,295,000 for the same period in 1998, an increase of $671,000 or 3%. The increase in sales was attributable in part to sales to a new large customer and continued strong demand for salmon products. The breakdown by product group was a combination of a 2% increase in sales of herring products, a 10% increase in sales of salmon products, and a 7% decrease in the sale of other specialty products. Management believes that the increases in herring and salmon products are consistent with, if not greater than, nationwide increases in demand for similar products. Herring, salmon, and specialty product sales represented 52%, 40%, and 8% of the Company's total sales, respectively.

GROSS MARGIN. Gross margin for the year ended December 31, 1999 was $6,800,000 compared to $6,549,000 for the same period in 1998, an increase of $251,000 or 4%. As a percentage of net sales, gross margin was 29.6% in 1999 versus 29.4% in 1998, an increase of 0.2% points. The increase in the gross margin percentage was attributable in part to production labor efficiencies and cost reductions arising from improved management of plant overhead, offset by increased costs for herring and by a change in sales mix from higher margin herring products to lower margin salmon products.

OPERATING EXPENSES. Selling, marketing, distribution and administrative expenses for the year ended December 31, 1999 were $5,897,000 compared to $6,458,000 for the same period in 1998, a decrease of $561,000 or 9%. As a percentage of net sales, selling, marketing, distribution and administrative expenses decreased to 25.7% from 29.0% for the same period in 1998. The decrease in the selling, marketing, distribution and administrative expense margin was attributable to a combination of factors, including lower slotting and other promotional costs, selling expenses, and distribution costs. Slotting costs are incurred to increase distribution of new products, and the Company was more aggressive in the prior year in increasing distribution of several of its newer products by incurring a high amount of slotting costs. Selling expenses were lower primarily as a result of reduced staffing, and distribution costs were lower as a result of increased efforts at reducing freight costs.

INTEREST AND OTHER EXPENSE. Interest and other expense, net, for the year ended December 31, 1999 was $593,000 compared to $701,000 for the same period in 1998, a decrease of $108,000 or 15%. Both the interest expense component and other expense component decreased. Interest expenses decreased $45,000 or 11% attributable primarily to a lower level of bank debt outstanding from improved inventory management and lower inventories, slightly offset by a higher interest rate charged on the Company's bank credit facilities. Other expenses for 1999 comprised a $236,000 write-off of legal, accounting, finance and other due diligence costs incurred in connection with a suspended acquisition. Other expenses for 1998 comprised a non-recurring $298,000 write-off of architecture, design, legal, and other costs related to a planned relocation of the primary operations of the Company. The relocation was suspended and the associated costs were expensed in the fourth quarter of 1998.

INCOME TAXES. The Company provided for no income tax expenses for the year ended December 31, 1999 and for the year ended December 31, 1998. In 1999, the Company used a portion of its net operating loss carryforward to offset income taxes otherwise expensed. In 1998, the Company generated a loss and therefore incurred no expense.

NET INCOME (LOSS). As a result of the increases and decreases discussed above, net income for the year ended December 31, 1999 was $310,000 or $0.08 per share compared to net loss of $609,000 or $0.16 per share for the same period in 1998, an increase of $920,000 or $0.24 per share, for both basic and diluted per share amounts.


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


                                                     NET SALES
                                     --------------------------------------
                                      FIRST     SECOND    THIRD     FOURTH
        YEAR                         QUARTER   QUARTER   QUARTER    QUARTER
        ----                         -------   -------   -------    -------
                                                   (in thousands)
        1995....................     $4,454    $4,011    $4,580     $8,365
        1996....................      5,516     3,692     4,761      8,719
        1997....................      4,722     4,013     5,169      8,046
        1998....................      5,519     4,075     5,159      7,542
        1999....................      5,380     4,200     5,257      8,129


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


                                                NET INCOME (LOSS)
                                  ---------------------------------------
                                   FIRST      SECOND     THIRD    FOURTH
        YEAR                      QUARTER    QUARTER    QUARTER   QUARTER
        ----                      -------    -------    -------   -------
                                                 (in thousands)
        1995(1).................      $63     $(270)   $(548)(1)    $886
        1996....................       69      (100)       3         846
        1997....................    (162)      (219)    (307)       (240)(2)
        1998....................     (89)      (463)    (109)        52(3)
        1999....................     (43)      (143)      76        420(4)

-------------

(1) The Company incurred unusual and non-recurring expenses in 1995 which consisted of an Arbitration Award of $356,000, expensed in the third quarter, expenses of $110,000 incurred in consolidating the herring production line operations of Lyon Food with the Company's existing production facilities, expenses of $83,000 incurred in establishing the Company's bank credit facilities and legal fees and expenses totaling $62,000 paid to Company counsel in connection with the Arbitration.
(2) The fourth quarter loss is not typical for the Company's historical fourth quarter financial performance. The lower profitability in the fourth quarter of 1997 was due, in part, to several factors including lower sales and profit margins, increased promotional activity for the Company's newer products and new geographic markets, and non-recurring production expenses.
(3) Includes a non-recurring charge of $298,000 to write off costs related to the suspended relocation effort.
(4) Includes a non-recurring charge of $236,000 to write off costs related to a suspended acquisition.

         The Company has in the past and expects in the future to experience significant fluctuation in quarterly operating results. As the tables indicate, historically the Company's net sales and net income have typically been the highest in the fourth quarter of each year. The Company's business is seasonal because its sales volume increases significantly during the Christmas holiday season and, to a lesser extent, during other holidays in the Fall and Spring and periods of colder weather in certain sections of the country. Certain of these holidays, including Passover, Easter, Yom Kippur and Rosh Hashanah, may fall in different quarters in different years and could cause the Company's quarterly operating results to fluctuate in the future. However, the Company believes that through the introduction of new non-seasonal or counter-seasonal products, it can, over time, reduce the variability in its quarterly operating results by increasing sales during the second and third quarters of each year.




FINANCIAL CONDITION

At December 31, 1999, the Company had $4,007,000 in working capital, compared to $4,237,000 at December 31, 1998, a decrease of $230,000 or 5%. The decrease was primarily attributable to lower raw material inventories and higher current maturities of long-term debt, offset by higher accounts receivable.

At December 31, 1999, the Company had $53,000 in cash, and a revolving credit facility of $5,250,000 and term facility of $1,500,000 with its lender which expire April 30, 2001. Amounts outstanding under the revolving facility and the term facility at December 31, 1999 were $3,777,000 and $493,000, respectively. The rate of interest on both facilities is the prime rate plus 0.5%. The facilities contain customary representations, warranties, and covenants. At December 31, 1999, the Company was in compliance with the covenants under its credit agreement.

Since December 31, 1998, the Company's current ratio decreased to 2.1 from 2.3, due to the working capital changes discussed above. The ratio of long-term debt-to-total capitalization decreased to 63% from 67%, primarily as a result of the improved profitability in 1999. The Company believes its financial resources are adequate to fund its needs for the next twelve months.

CASH FLOWS FROM OPERATING ACTIVITIES. Net cash provided by operating activities was $696,000 for the year ended December 31, 1999, compared to $719,000 for the year ended December 31, 1998, a decrease of $23,000 or 3%. Increases in cash flow from operating activities resulted from: higher net income and lower raw material inventories in 1999. Decreases in cash flow from operating activities resulted from: 1) the collection in 1998 of a $250,000 income tax receivable; 2) higher accounts receivable in 1999 resulting from stronger December sales; and
3) increases in accrued expenses in 1998.

CASH FLOWS FROM INVESTING ACTIVITIES. Net cash used in investing activities was $734,000 for capital spending for the year ended December 31, 1999, compared to $294,000 for the year ended December 31, 1998. The $440,000 increase in cash used in investing activities was primarily due to both higher capital spending in 1999 and the absence of capital leasing activity in 1999, compared to $399,000 of new capital leases in 1998. Investments in equipment financed by capital leases are not included as cash used in investing activities.

CASH FLOWS FROM FINANCING ACTIVITIES. Net cash provided by financing activities was $12,000 for the year ended December 31, 1999, compared to net cash used in financing activities of $454,000 for the year ended December 31, 1998. The increase in net cash provided by financing activities was primarily attributable to the changes outlined above which were financed by draws on the Company's revolving line of credit.

INFLATION

         Inflation has historically not had a material effect on the Company's operations.


YEAR 2000

          The Company has established an overall plan to address systems-related Year 2000 issues. The plan calls for testing, modification, or replacement of several existing business system applications. The Company has tested all critical information technology systems during the last 5 years and is substantially satisfied that they are Year 2000 compliant. However, there can be no assurances that after December 31, 1999, Year 2000 issues that would have an adverse impact on the Company will not arise. To date, the Company has not incurred any significant costs or experienced any material problems related to Year 2000 issues.



IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

         In March 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1 is effective for financial statements for years beginning after December 15, 1998. SOP 98-1 provides guidance over accounting for computer software developed or obtained for internal use, including the requirement to capitalize and amortize specific costs. The adoption of this standard did not have a material effect on its capitalization policy.

         In June of 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS No. 133 has been amended by SFAS No. 137, which delayed the effective date to periods beginning after June 15, 2000. The Company, to date, has not engaged in derivative and hedging activities.


FORWARD-LOOKING STATEMENTS

         This annual report on Form 10-KSB, including "Business," "Properties," "Legal Proceedings", "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Year 2000" contains forward-looking statements within the meaning of the "safe-harbor" provisions of the Private Securities Litigation Reform Act of 1995. Such statements are based on management's current expectations and are subject to a number of factors and uncertainties which could cause actual results to differ materially from those described in the forward-looking statements. Such factors and uncertainties include, but are not limited to: (i) the impact of the level of the Company's indebtedness; (ii) restrictive covenants contained in the Company's various debt documents; (iii) general economic conditions and conditions in the retail environment; (iv) the Company's dependence on a few large customers; (v) price fluctuations in the raw materials used by the Company, particularly herring and salmon; (vi) competitive conditions in the Company's markets; (vii) the seasonal nature of the Company's business; (viii) the Company's ability to execute its acquisition strategy; (ix) fluctuations in the stock market; (x) the extent to which the Company is able to retain and attract key personnel; (xi) relationships with retailers; (xii) relationships with key vendors; (xiii) consolidation of the Company's supplier base; and (xiv) the impact of federal, state and local environmental requirements (including the impact of current or future environmental claims against the Company). As a result, the Company's operating results may fluctuate, especially when measured on a quarterly basis.

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


ITEM 8.  FINANCIAL STATEMENTS

         Listed below are the financial statements included in this part of the Annual Report on Form 10-KSB:

(a)         Financial Statements                                      Page No.

                Report of Independent                                       15
                Certified Public Accountants

                Balance Sheets at December 31, 1998                         16
                and at December 31, 1999

                Statements of Operations for the years ended                17
                December 31, 1998 and 1999

                Statements of Shareholders' Equity for                      17
                the years ended December 31, 1998 and 1999

                Statements of Cash Flow for the years ended                 18
                December 31, 1998 and 1999

                Notes to Financial Statements                            19 - 27

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



Board of Directors
Vita Food Products, Inc.

We have audited the accompanying balance sheets of Vita Food Products, Inc. as of December 31, 1999 and 1998, and the related statements of operations, shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Vita Food Products, Inc. at December 31, 1999 and 1998, and the results of its operations and cash flows for the years then ended, in conformity with generally accepted accounting principles.



                                                                BDO Seidman, LLP


Chicago, Illinois
February 15, 2000

BALANCE SHEETS                                          VITA FOOD PRODUCTS, INC.
================================================================================

DECEMBER 31,                                                                                 1999           1998
--------------------------------------------------------------------------------------------------------------------
ASSETS
Current Assets
     Cash                                                                               $     52,548    $     78,488
     Accounts receivable-trade, net of allowance for discounts, returns, and doubtful
       accounts of $406,000 in 1999 and $370,000 in 1998                                   3,470,998       2,816,513
     Inventories
         Raw material and supplies                                                         1,880,744       2,565,741
         Work in process                                                                      96,156          77,698
         Finished goods                                                                    1,625,364       1,400,678
     Prepaid expenses and other current assets                                               371,706         409,193
     Deferred income taxes                                                                   200,000         200,000
                                                                                        ------------    ------------
Total Current Assets                                                                       7,697,516       7,548,311

Property, Plant and Equipment
     Land                                                                                     35,000          35,000
     Building and Improvements                                                             1,747,147       1,433,060
     Machinery and Office Equipment                                                        5,292,751       4,931,074
                                                                                        ------------    ------------
                                                                                           7,074,898       6,399,134
     Less accumulated depreciation and amortization                                       (4,309,753)     (3,933,410)
                                                                                        ------------    ------------
  Net Property Plant & Equipment                                                           2,765,145       2,465,724

Other Assets                                                                                 134,280          78,279
                                                                                        ------------    ------------
  Total Assets                                                                          $ 10,596,941    $ 10,092,314
=====================================================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
     Current maturities of long-term obligations                                        $    526,095    $    329,810
     Accounts payable                                                                      2,105,711       1,894,893
     Accrued other expenses                                                                1,058,483       1,086,829
                                                                                        ------------    ------------
Total Current Liabilities                                                                  3,690,289       3,311,532

Long-term Obligations, Less Current Maturities                                             4,375,754       4,566,547

Commitments and Contingencies

Shareholders' Equity
     Preferred stock, $.01 par value, authorized 1,000,000 shares; none issued
     Common stock, $.01 par value; authorized 10,000,000 shares; issued and
       outstanding 3,712,471 shares in 1999 and 3,704,724 shares in 1998                      37,124          37,047
     Additional paid in capital                                                            3,359,800       3,353,583
     Deficit                                                                                (866,026)     (1,176,395)
                                                                                                        ------------
Total Shareholders' Equity                                                                 2,530,898       2,214,235
                                                                                        ------------    ------------
  Total Liabilities and Shareholders' Equity                                            $ 10,596,941    $ 10,092,314
=====================================================================================================================


                                 See accompanying notes to financial statements.

STATEMENTS OF OPERATIONS                                VITA FOOD PRODUCTS, INC.
================================================================================

Year Ended December 31,                                       1999           1998
-------------------------------------------------------------------------------------
Net Sales (Note 7)                                        $ 22,965,749   $ 22,294,793
Cost of Goods Sold                                          16,165,364     15,745,945
                                                          ------------   ------------
Gross Margin                                                 6,800,385      6,548,848
Selling and Administrative Expenses
  Selling, Marketing & Distribution                          3,953,421      4,646,766
  Administrative                                             1,943,338      1,810,749
                                                          ------------   ------------
  Total                                                      5,896,759      6,457,515
                                                          ------------   ------------
Operating Profit                                               903,626         91,333

Other (Income) Expense
     Write-off of Non-Recurring Costs (Notes 10 and 11)        235,511        297,699
     Interest                                                  357,746        403,079
                                                          ------------   ------------
Income (loss) Before Income Tax Expense (benefit)              310,369       (609,445)
Income Tax Expense (Benefit) (Note 4)                                0              0
                                                          ------------   ------------
Net Income (Loss)                                         $    310,369   $   (609,445)
                                                          ============   ============

Basic Earnings (Loss) Per Share                           $       0.08   $      (0.16)
Weighted Average Common Shares Outstanding                   3,706,112      3,701,018

Diluted Earnings (Loss) Per Share                         $       0.08   $      (0.16)
Weighted Average Common Shares Outstanding                   3,714,741      3,701,018


STATEMENTS OF SHAREHOLDERS' EQUITY
================================================================================


                                       COMMON STOCK           ADDITIONAL      RETAINED
                               --------------------------      PAID-IN        EARNINGS
                                 SHARES        AMOUNT          CAPITAL        (DEFICIT)       TOTAL
------------------------------------------------------------------------------------------------------
Balance, at January 1, 1998      3,700,000    $    37,000    $ 3,348,273    $  (566,950)   $ 2,818,323
Proceeds from stock purchase
and stock option plans               4,724    $        47    $     5,310                   $     5,357
Net (loss)                                                                  $  (609,445)   $  (609,445)
------------------------------------------------------------------------------------------------------

Balance, at Dec 31, 1998         3,704,724    $    37,047    $ 3,353,583    $(1,176,395)   $ 2,214,235

Proceeds from stock purchase
and stock option plans               7,747    $        77    $     6,217                   $     6,294
Net income                                                                  $   310,369    $   310,369

------------------------------------------------------------------------------------------------------
Balance, at Dec 31, 1999         3,712,471    $    37,124    $ 3,359,800    $  (866,026)   $ 2,530,898
======================================================================================================

                                 See accompanying notes to financial statements.

STATEMENTS OF CASH FLOWS                                VITA FOOD PRODUCTS, INC.

================================================================================

YEAR ENDED DECEMBER 31,                                                            1999        1998
-----------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income (loss)                                                            310,369    (609,445)
     Adjustments to reconcile net income (loss) to net
      cash provided by (used in) operating activities
        Depreciation and amortization                                             378,307     316,415
        Write-offs of non-recurring costs                                         235,511     297,699
        Changes in assets and liabilities:
              (Increase) in accounts receivable                                  (654,485)   (234,216)
              Decrease in Income tax receivable                                         0     250,000
              Decrease in inventories                                             441,853     258,091
              Decrease (increase) in prepaid expenses and other current assets   (198,024)     10,808
              Increase in accounts payable                                        210,818      88,661
              Increase (decrease) in accrued expenses                             (28,346)    341,401
                                                                                 --------    --------
  Net cash provided by operating activities                                       696,003     719,414


CASH FLOWS FROM INVESTING ACTIVITIES
        Capital expenditures                                                     (675,764)   (131,958)
        Other assets                                                              (57,965)   (162,499)
                                                                                 --------    --------
  Net cash (used in) investing activities                                        (733,729)   (294,457)


CASH FLOWS FROM FINANCING ACTIVITIES
        Net borrowings (payments) under revolving loan facility                   334,419    (139,874)
        Payments on term loan facility                                           (246,447)   (263,337)
        Payments of capital lease obligations                                     (82,480)    (22,144)
        Proceeds from stock purchase and stock option plans                         6,294       5,357
        Payments on bank and other debt obligations                                     0     (34,404)
                                                                                 --------    --------
  Net cash provided by (used in) financing activities                              11,786    (454,402)
                                                                                 --------    --------
Net (decrease) in cash                                                            (25,940)    (29,445)

Cash, at beginning of year                                                         78,488     107,933
                                                                                 --------    --------
Cash, at end of year                                                               52,548      78,488
======================================================================================================

Supplemental Disclosure of Cash Flow Information
     Cash paid for interest                                                       352,524     409,270
     Income taxes paid                                                                  0           0

Noncash Investing and Financing Activities
     Capital lease obligations                                                          0     398,790


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

    MERCHANDISE RETURNS

    In accordance with industry practices, inventory is sold to customers often with the right to return or dispose if the merchandise is not sold prior to the expiration of its shelf life. Sales are reduced by a provision for estimated future returns and disposals.

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

    LONG-LIVED ASSETS

    The Company reviews the carrying values of its long-lived and identifiable intangible assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Any long-lived assets held for disposal are reported at the lower of their carrying amounts or fair value less cost to sell. As of December 31, 1999 there has been no impairment of long-lived assets.

    ESTIMATES

    The accompanying financial statements include estimated amounts and disclosures based on management's assumptions about future events. Actual results may differ from those estimates.

                            VITA FOOD PRODUCTS, INC.

                          NOTES TO FINANCIAL STATEMENTS


    ADVERTISING

    Advertising costs are expensed as incurred and included in "selling and marketing expenses". Advertising expenses amounted to approximately $406,000 and $722,000 in 1999 and 1998, respectively.

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

    RECLASSIFICATIONS

    Certain items in the prior year financial statements have been reclassified to conform with the current year presentation.


    RECENT ACCOUNTING PRONOUNCEMENTS

    In March 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1 is effective for financial statements for years beginning after December 15, 1998. SOP 98-1 provides guidance over accounting for computer software developed or obtained for internal use, including the requirement to capitalize and amortize specific costs. The adoption of this standard did not have a material effect on its capitalization policy.

    In June of 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS No. 133 has been amended by SFAS No. 137, which delayed the effective date to periods beginning after June 15, 2000. The Company, to date, has not engaged in derivative and hedging activities.


2.  ACCRUED EXPENSES

    Accrued expenses consist of the following:

                            VITA FOOD PRODUCTS, INC.

                          NOTES TO FINANCIAL STATEMENTS


    December 31,                                 1999              1998
    -------------------------------------------------------------------
    Metropolitan Water Reclamation
       District user charges                  446,172           500,978
    Accrued interest                           37,084            31,862
    Accrued salaries and bonuses              403,146           277,356
    Other taxes                                46,078            58,472
    Other                                     126,003           218,161
    -------------------------------------------------------------------
                                           $1,058,483        $1,086,829
    ===================================================================

3.  LONG-TERM OBLIGATIONS

    Long-term obligations consist of the following:


December 31,                                                                      1999         1998
-------------------------------------------------------------------------------------------------------
Revolving loan facility expires on April 30, 2001. Interest at prime
    (8.5% at December 31, 1999) plus 0.5%(a).                                   $3,776,938   $3,442,519

Term loan facility expires on April 30, 2001. Interest at prime plus 0.5%(a).      492,712      739,159

10% and 8% unsecured promissory notes to the shareholders of the Company (b).      280,750      280,750

Capitalized lease obligations                                                      351,449      433,929
-------------------------------------------------------------------------------------------------------

                                                                                 4,901,849    4,896,357
Less current maturities                                                            526,095      329,810
-------------------------------------------------------------------------------------------------------

                                                                                $4,375,754   $4,566,547
=======================================================================================================


(a) The Company has a loan and security agreement (the "Agreement") with a bank consisting of a revolving loan facility and a term loan facility, with maximum borrowing limits of $5,250,000 and $1,500,000, respectively. All assets of the Company are pledged as collateral for all borrowings under the Agreement. The Agreement provides that the Company must meet certain covenants including minimum quarterly operating and tangible net worth results, and provides for restrictions on the payment of dividends. At December 31, 1999, the Company was in compliance with these covenants.

(b) The 10% notes, which total $190,096, mature in February 2000 and were repaid in full at such time. Repayment of the 8% notes, which total $90,654 and are subordinated to the advances under the loan and security agreement, is contingent upon meeting certain circumstances under the Agreement. The Company expects to meet these circumstances no sooner than April 30, 2001, the expiration of the Agreement.

                            VITA FOOD PRODUCTS, INC.

                         NOTES TO FINANCIAL STATEMENTS


    Scheduled annual maturities of long-term obligations as of December 31, 1999 are as follows:

    Year ending December 31,
    ----------------------------------------------------

    2000                                     $  526,095
    2001                                      4,210,258
    2002                                         84,243
    2003                                         81,253
    ----------------------------------------------------

                                             $4,901,849
    ====================================================

    The Company incurred interest expense with related parties of $26,700 and $30,000 for the years ended December 31, 1999 and 1998, respectively.

    The Company leases certain equipment under capitalized lease agreements. The leases are noncancellable and expire in 2001-2003. The following is a schedule of future minimum payments under the capital leases as of December 31, 1999, together with the present value of net minimum lease payments:

    Year ending December 31,
    --------------------------------------------------------------------

    2000                                                        109,197
    2001                                                        109,197
    2002                                                         91,014
    2003                                                         83,430
    --------------------------------------------------------------------
    Net minimum lease payments                                  392,838
    Less amount representing interest                            41,389
    --------------------------------------------------------------------

    ====================================================================
    Present value of net minimum lease payments                $351,449
    ====================================================================



    The equipment which is leased under the capitalized lease agreements and classified as machinery and office equipment in the accompanying balance sheets is as follows:

    December 31,                          1999        1998
    ----------------------------------------------------------

    Cost                                $458,301    $458,301
    Accumulated amortization             (62,450)    (26,484)
    ----------------------------------------------------------

                                        $395,851    $431,817
    ==========================================================

                            VITA FOOD PRODUCTS, INC.

                         NOTES TO FINANCIAL STATEMENTS


4.  INCOME TAXES

    Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The tax effects of existing temporary differences that give rise to significant portions of the net deferred tax assets are as follows:

    December 31,                               1999             1998
    -------------------------------------------------------------------

    Deferred tax assets:
    Uniform inventory capitalization         $  41,000      $   41,000
    Accrued liabilities                        125,000         129,000
    Contributions carryover                     36,000
    Net operating loss carryforwards           636,000         768,000
    -------------------------------------------------------------------

                                               838,000         938,000
    Deferred tax liability:
       Depreciation                           (129,000)       (124,000)
    -------------------------------------------------------------------

                                               709,000         814,000
    Less valuation allowance                  (509,000)       (614,000)
    -------------------------------------------------------------------

    Net deferred tax asset                   $ 200,000      $  200,000
    ===================================================================

    The valuation allowance decreased by $105,000 in 1999 and increased by $218,000 in 1998.

    Based on its projected pretax income for the year ended December 31, 2000, which would allow the Company to partially utilize its net operating loss carryforwards, the Company determined that a partial recognition of the deferred tax asset valuation allowance was appropriate. The Company also determined, as of December 31, 1999, that it was more likely than not that it would not be able to fully realize the remaining net deferred tax assets. The Company based this determination on the uncertainty of the effects on future pretax income of the Company's acquisition strategy.

    Income tax expense (benefit) at December 31, 1999 and 1998 consists of the following:

    Year ended December 31,                        1999           1998
    ---------------------------------------------------------------------

    Current                                    $        0     $       0
    Deferred                                      105,000      (218,000)
    Adjustment of valuation allowance            (105,000)      218,000
    ---------------------------------------------------------------------

    Income tax expense (benefit)               $        0     $       0
    =====================================================================

                            VITA FOOD PRODUCTS, INC.

                         NOTES TO FINANCIAL STATEMENTS


    The reconciliation of income tax computed at the United States federal statutory tax rate of 34% to income tax expense (benefit) is as follows:

    Year ended December 31,                               1999          1998
    --------------------------------------------------------------------------

    Tax at federal statutory rate                    $ 118,000     $(211,000)
    Change in deferred tax valuation allowance        (105,000)      218,000
    Other                                              (13,000)       (7,000)
    --------------------------------------------------------------------------

    Income tax expense (benefit)                     $       0     $       0
    ==========================================================================

    At December 31, 1999 the Company had net operating loss carryforwards of $1,590,000 and income tax credit carryforwards of $50,000. Both the net operating loss carryforwards and income tax credit carryforwards begin to expire in 2011.

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

         At December 31, 1999, the Company is required to purchase approximately $674,000 under one of these agreements.

    B. The Company is contesting the amount of user charges assessed by the Metropolitan Water Reclamation District (the "District") for 1994 - 1997. The Company has provided accruals of approximately $311,000 as of December 31, 1999 for user charges during this time period. These accruals are based upon settlement negotiations between the Company and the District. If the Company is not successful in its protest, the Company may be required to pay an additional $230,000. However, the Company believes that any potential additional liability will not have a material adverse effect on the Company's business, financial condition or results of operations. The Company further believes that the eventual liability will not materially exceed its presently established accruals.

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

                            VITA FOOD PRODUCTS, INC.

                         NOTES TO FINANCIAL STATEMENTS

    The Company expensed 401(k) matching contributions of $13,829 and $10,921 in 1999 and 1998, respectively.

    Additionally, the Company participates in two multi-employer plans that provide benefits to the Company's union employees. Contributions to the plans for the years ended December 31, 1999 and 1998 were $34,972 and $34,200, respectively.

7.  MAJOR CUSTOMER

    The Company had sales to one customer in 1999 and 1998 representing 10% of net sales for each year. At December 31, 1999 and 1998 the accounts receivable balance from this customer was $302,042 and $187,411, respectively.

8.  CAPITAL

    On September 11, 1996, the Company adopted the Vita Food Products, Inc. 1996 Stock Option Plan (the "Plan") pursuant to which 325,000 shares of common stock have been reserved for issuance upon the exercise of options designated as either an "incentive stock option" or as a "nonqualified stock option." These options may be granted to employees or other constituencies of the Company, including members of the board of directors who are employees. On September 11, 1996, the Company also adopted the Vita Food Products, Inc. 1996 Stock Option Plan for Non-Employee Directors (the "Director Plan") pursuant to which 75,000 shares of common stock have been reserved for issuance upon the exercise of options designated as a "nonqualified stock option." These options may be granted to directors who are not employees of the Company. Generally, options vest over a period of up to five years and are exercisable for a period of ten years from the date of grant. Further, in September 1996, the Company adopted the 1996 Employee Stock Purchase Plan pursuant to which 150,000 shares of common stock have been reserved for issuance.

    Information with respect to the stock option plans follows:


    Year ended December 31,                               1999          1998
    ---------------------------------------------------------------------------

    Options outstanding at beginning of year           103,000       180,500
    Options granted                                    106,500        10,000
    Options canceled                                     1,500        87,500
    ---------------------------------------------------------------------------

    Options outstanding at end of year                 208,000       103,000
    ===========================================================================
    Weighted average remaining
       Contractual life                              8.6 years     8.8 years
    Options exercisable                                118,200        36,600
    =-=========================================================================

    Option prices per share granted              $0.94 - $1.50         $1.25
    ===========================================================================


    ===========================================================================
    Weighted Average Exercise Price
    ---------------------------------------------------------------------------
    Options Granted                                      $1.36         $1.25
    Options Exercisable                                  $2.38         $3.42
    Options Canceled                                     $1.00         $3.50
    ===========================================================================

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

    The weighted-average, grant date fair value of stock options granted to employees during the year and the weighted-average significant assumptions used to determine those fair values, using a modified Black-Sholes option pricing model, and the pro forma effect on earnings of the fair value accounting for stock options under Statement of Financial Accounting Standards No. 123, are as follows:


                                                          1999        1998
    ----------------------------------------------------------------------------
    Weighted average fair value per options granted    $    0.59     $     0.44

    Significant assumptions (weighted average)
     Risk-free interest rate at grant date                   6.3%           6.1%
     Expected stock price volatility                        0.75           0.25
     Expected dividend payout                                -0-            -0-
     Expected option life (years)                              5              5

    Net Income (loss)
     As reported                                       $ 310,369     $ (609,445)
     Pro forma                                         $ 272,635     $ (612,085)

    Basic earnings (loss) per share
     As reported                                       $    0.08     $    (0.16)
     Pro forma                                         $    0.07     $    (0.17)
    ----------------------------------------------------------------------------


9.  EMPLOYMENT CONTRACTS

    The Company has employment agreements with three officers of the Company, with two extending through January 2001 and the other through October 2000. Under the terms of these agreements, two officers are entitled to be paid a salary of $215,000 annually and one officer a salary of $125,000 annually (adjusted annually for increases of at least the cost of living index), plus bonuses, if any, and certain perquisites.

10. WRITE-OFF OF RELOCATION COSTS

    At the end of 1998, the Company decided to suspend its plans to construct a new facility after careful consideration of the costs and relative benefits of a new facility. Architecture and design fees, process engineering fees, and other costs incurred and previously capitalized in the amount of $298,000 were written off in the fourth quarter of 1998.

                            VITA FOOD PRODUCTS, INC.

                         NOTES TO FINANCIAL STATEMENTS


11. WRITE-OFF OF ACQUISITION COSTS

    At the end of 1999, the Company suspended certain corporate acquisition efforts. Legal, accounting, finance, and other due diligence costs incurred and previously capitalized in the amount of $333,000 less estimated recoveries from third parties of $97,000, for a net write-off of $236,000 in the fourth quarter of 1999.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          Not Applicable


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE ISSUER

          The information required by this Item 10 as to the Directors of the Company is incorporated herein by reference to the information set forth under the caption "Election of Directors" in the Company's definitive Proxy Statement for the 2000 Annual Meeting of Stockholders, since such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company's fiscal year pursuant to Regulation 14A.


ITEM 11.  EXECUTIVE COMPENSATION

          The information required by this Item 11 is incorporated by reference to the information set forth under the caption "Compensation of Executive Officers" in the Company's definitive Proxy Statement for the 2000 Annual Meeting of Stockholders, since such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company's fiscal year pursuant to Regulation 14A.




ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          Information required by this Item 12 is incorporated by reference to the information set forth under the caption "Security Ownership of Principal Holders and Management" in the Company's definitive Proxy Statement for the 2000 Annual Meeting of Stockholders, since such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company's fiscal year pursuant to Regulation 14A.




ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          Information required by this Item 12 is incorporated by reference to the information set forth under the caption "Certain Relationships and Related Transactions" in the Company's definitive Proxy Statement for the 2000 Annual Meeting of Stockholders, since such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company's fiscal year pursuant to Regulation 14A.

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

(1)10.1 Loan and Security Agreement dated as of March 20, 1995 by and between the Company and NBD Bank, as amended (Ex. 10.3)

(3)10.1.1   Second Amendment to Loan and Security Agreement (Ex. 10.1.1)



----------
(1) Incorporated by reference to Form SB-2 Registration Statement (File No. 333-5738), filed with the Securities and Exchange Commission on September 23, 1996. Form SB-2 Exhibit Number is included in parenthesis following the title of the Exhibit.

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

(6)10.1.6   Seventh Amendment to Loan and Security Agreement (Ex. 10.1.6)

(1)10.2     Form of 1996 Employee Stock Option Plan (Ex. 10.4)(x)

(1)10.3     Form of 1996 Stock Option Plan for Non-Employee Directors (Ex.
            10.5)(x)

(1)10.4 Form of Employment Agreement between the Company and Stephen D. Rubin (Ex. 10.7)(x)

(6)10.4.1 Amendment One to Employment Agreement between the Company and Stephen D. Rubin(x) (Ex. 10.4.1)

(1)10.5 Form of Employment Agreement between the Company and Clark L. Feldman (Ex. 10.8)(x)

(6)10.5.1   Amendment One to Employment Agreement between the Company and Clark
            L. Feldman(x) (Ex. 10.5.1)

(1)10.6 Long Term Supply/Purchase Agreement dated as of September 1, 1992 by and between the Company and Barry's Limited (Ex. 10.9)

(1)10.7 Exclusive Distributorship Agreement dated as of December 1, 1994 by and between the Company and Brookside Products, Ltd. (Ex. 10.10)

(3)10.8     Employment Agreement between the Company and Jay H. Dembsky(x) (Ex.
            10.8)

----------

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


(6) Incorporated by reference to Form 10-QSB for the fiscal quarter ended June 30, 1999, filed with the Securities and Exchange Commission on August 9, 1999. Form 10-QSB Exhibit Number is included in parenthesis following the title of the exhibit.

(x) Indicates an employee benefit plan, management contract or compensatory plan or arrangement in which a named executive officer participates.

(6)10.8.1 Employment Agreement between the Company and Jay H. Dembsky(x) (Ex. 10.8)

(2)10.9 Gorenstein Agreement dated September 20, 1996 by and among the Company, Stephen D. Rubin, Clark L. Feldman, Sam Gorenstein, David Gorenstein and J.B.F. Enterprises (Ex. 10.26)

*27.1       Financial Data Schedule


----------
* Filed herewith

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               VITA FOOD PRODUCTS, INC.


                                               By: /s/ Stephen D. Rubin
                                                  ------------------------------
                                                       Stephen D. Rubin
                                                          President

                                               Date:     March 20, 2000


         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant in the following capacities on March 20, 2000.


            Signatures                                                         Title
            ----------                                                         -----
/s/ Stephen D. Rubin                                                     Director and President
-----------------------------------------------                      (Principal Executive Officer)
Stephen D. Rubin


/s/ Clark L. Feldman                                       Director, Executive Vice President and Secretary
-----------------------------------------------
Clark L. Feldman


/s/ Jay H. Dembsky                                           Vice President, Chief Financial Officer
-----------------------------------------------                             and Treasurer
Jay H. Dembsky                                               (Principal Financial and Accounting Officer)


/s/ Sam Gorenstein                                                           Director
-----------------------------------------------
Sam Gorenstein


/s/ Michael Horn                                                             Director
-----------------------------------------------
Michael Horn


/s/ Neal Jansen                                                              Director
-----------------------------------------------
Neal Jansen


/s/ Steven A. Rothstein                                                      Director
-----------------------------------------------
Steven A. Rothstein


/s/ Jeffrey C. Rubenstein                                                    Director
-----------------------------------------------
Jeffrey C. Rubenstein

                                       32