Form 10QSB
period 2000-03-31
VITA FOOD PRODUCTS INC
filed 2000-05-15
CIK 1024342

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the Quarterly Period Ended March 31, 2000


                         Commission File Number 1-12599



                            VITA FOOD PRODUCTS, INC.
       ------------------------------------------------------------------
                 (Name of Small Business Issuer in its Charter)



               NEVADA                                      #36-3171548
---------------------------------------                   -------------
    (State or other jurisdiction of                      (I.R.S. Employer
     incorporation or organization)                     Identification No.)


2222 WEST LAKE STREET
CHICAGO, ILLINOIS                            (312) 738-4500                          60612
---------------------      -------------------------------------------------       ----------
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

Yes     X      No
    ---------     ---------




Number of shares outstanding of Registrant's common stock, par value $.01 per share, as of May 10, 2000 is 3,712,471.

                            VITA FOOD PRODUCTS, INC.

         REPORT ON FORM 10-QSB FOR THE THREE MONTHS ENDED MARCH 31, 2000

                                      INDEX


I.   FINANCIAL INFORMATION:

     Item 1.  Financial Statements (unaudited)

              Balance Sheets............................................    3

              Statements of Operations..................................    4

              Statements of Shareholders' Equity........................    4

              Statements of Cash Flows..................................    5

              Notes to Financial Statements.............................    6

     Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations.......................    6


     II.      OTHER INFORMATION.........................................    7

BALANCE SHEETS                                          VITA FOOD PRODUCTS, INC.

================================================================================

                                                                                         MARCH 31,     DECEMBER 31,
                                                                                           2000           1999
                                                                                        (UNAUDITED)     (AUDITED)
-------------------------------------------------------------------------------------------------------------------
ASSETS
Current Assets
    Cash                                                                               $     19,104    $     52,548
    Accounts receivable-trade, net of allowance for discounts, returns, and doubtful
      accounts of $363,000 in 2000 and $250,000 in 1999                                   2,641,039       3,470,998
    Inventories
      Raw material and supplies                                                           1,477,061       1,880,744
      Work in process                                                                       104,258          96,156
      Finished goods                                                                      1,410,699       1,625,364
    Prepaid expenses and other current assets                                               396,328         371,706
    Deferred income taxes                                                                   222,000         200,000
                                                                                       ------------    ------------
Total Current Assets                                                                      6,270,489       7,697,516

Property, Plant and Equipment
    Land                                                                                     35,000          35,000
    Building and improvements                                                             1,765,332       1,747,147
    Machinery and Office Equipment                                                        5,478,598       5,292,751
                                                                                       ------------    ------------
                                                                                          7,278,930       7,074,898
    Less accumulated depreciation and amortization                                       (4,408,302)     (4,309,753)
                                                                                       ------------    ------------
  Net Property Plant & Equipment                                                          2,870,628       2,765,145

Other Assets                                                                                125,417         134,280
                                                                                       ------------    ------------
  Total Assets                                                                         $  9,266,534    $ 10,596,941
-------------------------------------------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
    Current maturities of long-term obligations                                        $    356,736    $    526,095
    Accounts payable                                                                      1,602,640       2,105,711
    Accrued other expenses                                                                  734,866       1,058,483
                                                                                       ------------    ------------
Total Current Liabilities                                                                 2,694,242       3,690,289

Long-term Obligations, Less Current Maturities                                            3,997,507       4,375,754

Commitments and Contingencies

Shareholders' Equity
    Preferred stock, $.01 par value, authorized 1,000,000 shares: none issued
    Common stock, $.01 par value, authorized 10,000,000 shares: issued and
      outstanding 3,712,471 shares in 2000 and 3,712,471 shares in 1999                      37,124          37,124
    Additional paid in capital                                                            3,359,800       3,359,800
    Retained Earnings                                                                      (822,139)       (866,026)
                                                                                       ------------    ------------
Total Shareholders' Equity                                                                2,574,785       2,530,898
                                                                                       ------------    ------------
  Total Liabilities and Shareholders' Equity                                           $  9,266,534    $ 10,596,941
-------------------------------------------------------------------------------------------------------------------

STATEMENTS OF OPERATIONS                                VITA FOOD PRODUCTS, INC.
================================================================================

                                                                                           FOR THE THREE MONTHS ENDED
                                                                                                   MARCH 31,
                                                                                         2000                     1999
                                                                                      (UNAUDITED)             (UNAUDITED)
-------------------------------------------------------------------------------------------------------------------------
Net Sales                                                                             $ 6,218,402             $ 5,380,252
Cost of Goods Sold                                                                      4,519,859               3,923,865
                                                                                      -----------             -----------
Gross Margin                                                                            1,698,543               1,456,387

Selling and Administrative Expenses
  Selling, Marketing & Distribution                                                     1,056,070                 931,499
  Administrative                                                                          519,479                 509,706
                                                                                      -----------             -----------
  Total                                                                                 1,575,549               1,441,205
                                                                                      -----------             -----------
Operating Profit (Loss)                                                                   122,994                  15,182

    Interest                                                                              101,107                  82,885
                                                                                      -----------             -----------
Income (loss) Before Income Tax Expense (benefit)                                          21,887                 (67,703)
Income Tax Expense (Benefit)                                                              (22,000)                (25,050)
                                                                                      -----------             -----------
Net Income (Loss)                                                                     $    43,887                ($42,653)

Basic Earnings (Loss) Per Share                                                             $0.01                  ($0.01)
Weighted Average Common Shares Outstanding                                              3,712,471               3,704,724

Diluted Earnings (Loss) Per Share                                                           $0.01                  ($0.01)
Weighted Average Common Shares Outstanding                                              3,733,320               3,704,724


STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)          VITA FOOD PRODUCTS, INC.
================================================================================

                                              COMMON STOCK             ADDITIONAL
                                         -----------------------         PAID-IN             RETAINED
                                          SHARES         AMOUNT          CAPITAL             EARNINGS             TOTAL
-------------------------------------------------------------------------------------------------------------------------
Balance, at January 1, 1999              3,704,724       $37,047       $ 3,353,583         ($1,176,395)        $2,214,235

Net income (loss)                                                                             ($42,653)          ($42,653)
                                         ---------       -------       -----------         -----------         ----------
Balance, at March 31, 1999               3,704,724       $37,047       $ 3,353,583         ($1,219,048)        $2,171,582
-------------------------------------------------------------------------------------------------------------------------

Balance, at January 1, 2000              3,712,471       $37,124       $ 3,359,800           ($866,026)        $2,530,898

Net income (loss)                                                                             $ 43,887         $   43,887
                                         ---------       -------       -----------         -----------         ----------
Balance, at March 31, 2000               3,712,471       $37,124       $ 3,359,800           ($822,139)        $2,574,785
-------------------------------------------------------------------------------------------------------------------------

STATEMENTS OF CASH FLOWS                                VITA FOOD PRODUCTS, INC.

================================================================================

                                                                                                         FOR THE THREE MONTHS
                                                                                                             ENDED MARCH 31
                                                                                                           2000          1999
                                                                                                        (UNAUDITED)   (UNAUDITED)
--------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income (loss)                                                                                       43,887       (45,653)
    Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
        Depreciation and amortization                                                                       99,040        85,152
        Changes in assets and liabilities:
                Decrease (increase) in accounts receivable                                                 829,959     1,382,059
                Income tax (deferred)                                                                      (22,000)      (25,050)
                Decrease (increase) in inventories                                                         610,246     1,075,900
                Decrease (increase) in prepaid expenses and other current assets                           (24,622)     (119,501)
                Increase (decrease) in accounts payable                                                   (503,071)     (667,665)
                Increase (decrease) in accrued expenses                                                   (323,617)     (212,262)
                                                                                                        ----------    ----------
  Net cash provided by (used in) operating activities                                                      709,822     1,475,980


CASH FLOWS FROM INVESTING ACTIVITIES
        Capital expenditures                                                                              (204,032)     (188,466)
        Other assets                                                                                         8,372       (26,046)
                                                                                                        ----------    ----------
  Net cash used in investing activities                                                                   (195,660)     (214,512)


CASH FLOWS FROM FINANCING ACTIVITIES
        Net borrowings (payments) under revolving loan facility                                           (332,363)   (1,219,736)
        Payments on term loan facility                                                                     (61,612)      (61,612)
        Payments of capital lease obligations                                                               36,466       (19,409)
        Proceeds from (payments on) bank and other debt obligations                                       (190,097)            0
                                                                                                        ----------    ----------
  Net cash provided by (used in) financing activities                                                     (547,606)   (1,300,757)
                                                                                                        ----------    ----------
Net increase (decrease) in cash                                                                            (33,444)      (39,289)

Cash, at beginning of period                                                                                52,548        78,488
                                                                                                        ----------    ----------
Cash, at end of Period                                                                                      19,104        39,199
--------------------------------------------------------------------------------------------------------------------------------

                            VITA FOOD PRODUCTS, INC.

                          NOTES TO FINANCIAL STATEMENTS

                                   (unaudited)


The accompanying unaudited interim financial statements have been prepared in accordance with the instructions for Form 10-QSB and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the financial statements and related notes included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999. In the opinion of management, all adjustments necessary for a fair presentation of such interim financial statements have been included. All such adjustments are of a normal recurring nature.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2000 AND THE THREE MONTHS ENDED MARCH 31, 1999

REVENUES. Net sales for the three months ended March 31, 2000 were $6,218,000, compared to $5,380,000 for the same period in 1999, an increase of $838,000 or 16%. The increase in sales was attributable in part to increased penetration in several geographic markets and continued strong demand for salmon products. The breakdown by product group was a combination of a 10% increase in sales of herring products, a 26% increase in sales of salmon products, and a 4% decrease in the sale of other specialty products. Herring, salmon, and specialty product sales represented 51%, 41%, and 8% of the Company's total sales during this period, respectively.

GROSS MARGIN. Gross margin for the three months ended March 31, 2000 was $1,699,000, compared to $1,456,000 for the same period in 1999, an increase of $243,000 or 17%. As a percentage of net sales, gross margin was 27.3% in the three months versus 27.1% in the same period in 1999, an increase of 0.2%. The increase in the gross margin percentage was largely attributable to lower overhead costs per unit produced, which were achieved as a result of increased production levels and relatively fixed overhead.

OPERATING EXPENSES. Selling, marketing and administrative expenses for the three months ended March 31, 2000 were $1,576,000, compared to $1,441,000 for the same period in 1999, an increase of $135,000 or 9%. As a percentage of net sales, selling, marketing and administrative expenses decreased to 25.3% from 26.8% for the same period in 1999, a decrease of 1.5%. The decrease in the selling, marketing, distribution and administrative expense margin was primarily attributable to the fact that most general and administrative expenses, which comprise approximately one-third of selling, marketing and administrative expenses, are not variable with sales. Administrative expenses increased 2% compared to the revenue increase of 16%.

INTEREST EXPENSE. Interest expense for the three months ended March 31, 2000 was $101,000, compared to $83,000 for the same period in 1999, an increase of $18,000 or 22%. This increase was attributable to higher interest rates and an increase in the margin over prime that the Company pays on its bank credit facilities. As a result, the average interest rate the Company paid on its bank credit facilities increased from 7.75% to approximately 9.25%, an increase of 1.5%.

INCOME TAXES. The Company provided for an income tax benefit of $22,000 for the three months ended March 31, 2000, compared to an income tax benefit of $25,000 for the same period in 1999. In 2000, the Company used a portion of its net operating loss carryforward; in addition, the Company reduced the reserve on its deferred income taxes as a result of a higher expected future utilization of its net operating loss carryforward. Both income tax benefits represent the expectation of future tax benefits.

NET INCOME (LOSS). As a result of the increases and decreases discussed above, net income for the three months ended March 31, 2000 was $44,000 or $0.01 per share compared to net loss of $43,000 or $0.01 per share for the same period in 1999, an increase in net income of $87,000 or $0.02 per share.


FINANCIAL CONDITION

At March 31, 2000, the Company had $3,576,000 in working capital, compared to $4,007,000 at December 31, 1999, a decrease of $431,000 or 11%. The decrease was primarily attributable to the Company's typical slowdown following the busiest quarter of the year. Accounts receivable and inventories are substantially higher at the end of the fiscal year due to the very heavy fourth quarter.

At March 31, 2000, the Company had $19,000 in cash and a revolving credit facility of $5,250,000 and term facility of $1,500,000 with its lender, each of which expire April 30, 2001. Amounts outstanding under the revolving facility and the term facility at March 31, 2000 were $3,445,000 and $431,000, respectively. The rate of interest on both facilities was the prime rate plus 0.5%, but effective May 1, 2000, the rate of interest will be the prime rate or Libor plus 2.45%. The facilities contain customary representations, warranties, and covenants. At March 31, 2000, the Company was in compliance with the covenants under its credit agreement.

Since December 31, 1999, the Company's current ratio increased to 2.3 from 2.1, due to the working capital changes discussed above. The ratio of long-term debt to total capitalization decreased to 61% from 63%, primarily as a result of the improved profitability in 2000. The Company believes its financial resources are adequate to fund its needs for the next twelve months.


CASH FLOWS FROM OPERATING ACTIVITIES. Net cash provided by operating activities was $710,000 for the three months ended March 31, 2000, compared to net cash provided by operating activities of $1,476,000 for the same period in 1999. This decrease was primarily attributable to lower reductions in accounts receivable and inventories during this period as compared to the prior year period. The lower reduction in accounts receivable was primarily due to increased sales in March 2000 as compared to March 1999. The lower reduction in inventories was primarily due to relatively higher expected sales volume in months following the end of the first quarter.

CASH FLOWS FROM INVESTING ACTIVITIES. Net cash used in investing activities was $196,000 for the three months ended March 31, 2000, compared to $215,000 for the same period in 1999, a decrease of $19,000 or 9%.

CASH FLOWS FROM FINANCING ACTIVITIES. Net cash used in financing activities was $548,000 for the three months ended March 31, 2000, compared to $1,301,000 for the same period in 1999. The decrease in net cash used in financing activities was primarily attributable to the changes outlined above which generated cash to pay down the Company's revolving line of credit.




PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
         (a)  Exhibits
              10.1.7 Eighth Amendment to Loan and Security Agreement
              27.1   Financial Data Schedule

         (b) No reports on Form 8-K were filed during the quarter for which this report is filed.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                  VITA FOOD PRODUCTS, INC.




Date:    May 10, 2000             By:     /s/ Stephen D. Rubin
                                     -----------------------------
                                            Stephen D. Rubin
                                               President
                                      (Principal Executive Officer)



Date:    May 10, 2000             By:    /s/ Jay H. Dembsky
                                     ---------------------------
                                            Jay H. Dembsky
                                  Vice President and Chief Financial Officer
                                  (Principal Financial and Accounting Officer)