Form 10QSB
period 2000-06-30
VITA FOOD PRODUCTS INC
filed 2000-08-11
CIK 1024342

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the Quarterly Period Ended June 30, 2000


                         Commission File Number 1-12599


                            VITA FOOD PRODUCTS, INC.
       ------------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in its Charter)



               NEVADA                                         #36-3171548
-------------------------------                             ------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)



2222 WEST LAKE STREET
CHICAGO, ILLINOIS 60612                                     (312) 738-4500
------------------------                            --------------------------
(Address of principal                               Issuer's telephone number
executive offices)




Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes     X      No
    ---------     ---------




Number of shares outstanding of Issuer's common stock, par value $.01 per share, as of August 9, 2000 is 3,715,906.



Transitional Small Business Disclosure Format:     Yes             No     X
                                                       ----------     ----------

                            VITA FOOD PRODUCTS, INC.

         REPORT ON FORM 10-QSB FOR THE THREE MONTHS ENDED JUNE 30, 2000

                                      INDEX

I.       FINANCIAL INFORMATION:
         Item 1.      Financial Statements (unaudited)
                      Balance Sheets............................................................   3
                      Statements of Operations..................................................   4
                      Statements of Shareholders' Equity........................................   4
                      Statements of Cash Flows..................................................   5
                      Note to Financial Statements .............................................   6

         Item 2.      Management's Discussion and Analysis of Financial Condition and Results
                      of Operations.............................................................   6


II.          OTHER INFORMATION.................................................................    8


BALANCE SHEETS                                          VITA FOOD PRODUCTS, INC.

================================================================================


                                                                                          JUNE 30,      DECEMBER 31,
                                                                                            2000            1999
                                                                                         (UNAUDITED)     (AUDITED)
---------------------------------------------------------------------------------------------------------------------
ASSETS
Current Assets
     Cash                                                                               $     37,548    $     52,548
     Accounts receivable-trade, net of allowance for discounts, returns, and doubtful
       accounts of $233,000 in 2000 and in 1999                                            1,827,345       3,470,998
     Inventories
         Raw material and supplies                                                         1,095,300       1,880,744
         Work in process                                                                      37,066          96,156
         Finished goods                                                                    2,063,210       1,625,364
     Prepaid expenses and other current assets                                               335,039         371,706
     Deferred income taxes                                                                   273,984         200,000
                                                                                        ------------    ------------
Total Current Assets                                                                       5,669,492       7,697,516

Property, Plant and Equipment
     Land                                                                                     35,000          35,000
     Building and Improvements                                                             1,777,550       1,747,147
     Machinery and Office Equipment                                                        5,501,055       5,292,751
                                                                                        ------------    ------------
                                                                                           7,313,605       7,074,898
     Less accumulated depreciation and amortization                                       (4,508,880)     (4,309,753)
                                                                                        ------------    ------------
  Net Property Plant & Equipment                                                           2,804,725       2,765,145

Other Assets                                                                                 126,819         134,280
                                                                                        ------------    ------------
  Total Assets                                                                          $  8,601,036    $ 10,596,941
--------------------------------------------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
     Current maturities of long-term obligations                                        $    358,804    $    526,095
     Accounts payable                                                                      1,468,110       2,105,711
     Accrued other expenses                                                                  703,718       1,058,483
                                                                                        ------------    ------------
Total Current Liabilities                                                                  2,530,632       3,690,289

Long-term Obligations, Less Current Maturities                                             3,601,638       4,375,754

Commitments and Contingencies

Shareholders' Equity
     Preferred stock, $.01 par value, authorized 1,000,000 shares;  none issued
     Common stock, $.01 par value; authorized 10,000,000 shares; issued and
       outstanding 3,715,906 shares in 2000 and 3,712,471 shares in 1999                      37,158          37,124
     Additional paid in capital                                                            3,364,148       3,359,800
     Retained Earnings                                                                      (932,540)       (866,026)
                                                                                        ------------    ------------
Total Shareholders' Equity                                                                 2,468,766       2,530,898
                                                                                        ------------    ------------
  Total Liabilities and Shareholders'  Equity                                           $  8,601,036    $ 10,596,941
--------------------------------------------------------------------------------------------------------------------

STATEMENTS OF OPERATIONS                                VITA FOOD PRODUCTS, INC.

================================================================================


                                               FOR THREE MONTHS ENDED          FOR SIX MONTHS ENDED
                                                    JUNE 30,                          JUNE 30,
                                                 2000           1999            2000            1999
                                              (UNAUDITED)    (UNAUDITED)     (UNAUDITED)     (UNAUDITED)
---------------------------------------------------------------------------------------------------------
Net Sales                                    $  4,757,217    $  4,200,431    $ 10,975,620    $  9,580,681
Cost of Goods Sold                              3,496,719       2,978,803       8,016,578       6,902,666
                                             ------------    ------------    ------------    ------------
Gross Margin                                    1,260,498       1,221,628       2,959,042       2,678,015

Selling and Administrative Expenses
  Selling, Marketing & Distribution               900,711         900,474       1,956,781       1,831,974
  Administrative                                  433,147         473,416         952,626         983,121
                                             ------------    ------------    ------------    ------------
  Total                                         1,333,858       1,373,890       2,909,407       2,815,095
                                             ------------    ------------    ------------    ------------
Operating Profit (Loss)                           (73,360)       (152,262)         49,635        (137,080)

  Interest                                         89,026          74,082         190,133         156,967
                                             ------------    ------------    ------------    ------------
Loss before Income Tax benefit                   (162,386)       (226,344)       (140,498)       (294,047)
Income Tax Benefit                                (51,984)        (83,747)        (73,984)       (108,797)
                                             ------------    ------------    ------------    ------------
Net Loss                                     $   (110,402)   $   (142,597)   $    (66,514)   $   (185,250)

Basic and Diluted Loss Per Share             $      (0.03)   $      (0.04)   $      (0.02)   $      (0.05)
Weighted Average Common Shares Outstanding      3,712,471       3,704,724       3,712,471       3,704,724




STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)          VITA FOOD PRODUCTS, INC.

================================================================================

                                   COMMON STOCK              ADDITIONAL
                               --------------------------      PAID-IN       RETAINED
                                  SHARES         AMOUNT        CAPITAL       EARNINGS        TOTAL
------------------------------------------------------------------------------------------------------
Balance, at January 1, 1999      3,704,724    $    37,047    $ 3,353,583   $(1,176,395)   $ 2,214,235

Proceeds from stock purchase
and stock option plans               2,753    $        27    $     2,021                  $     2,048

Net income (loss)                                                          $  (185,250)   $  (185,250)
                                ----------    -----------    -----------   -----------    -----------
Balance, at June 30, 1999        3,707,477    $    37,074    $ 3,355,604   $(1,361,645)   $ 2,031,033

-----------------------------------------------------------------------------------------------------
Balance, at January 1, 2000      3,712,471    $    37,124    $ 3,359,800     $(866,026)   $ 2,530,898

Proceeds from stock purchase
and stock option plans               3,435    $        34    $     4,348                       $4,382

Net income (loss)                                                             $(66,514)   $   (66,514)
                                ----------    -----------    -----------   -----------    -----------
Balance, at June 30, 2000        3,715,906    $    37,158    $ 3,364,148     $(932,540)   $ 2,468,766
-------------------------------------------------------------------------------------------------------------------



STATEMENTS OF CASH FLOWS                                VITA FOOD PRODUCTS, INC.
================================================================================

                                                                        FOR THE SIX MONTHS
                                                                           ENDED JUNE 30
                                                                         2000        1999
                                                                      (UNAUDITED)  (UNAUDITED)
----------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                                          (66,514)     (185,250)
     Adjustments to reconcile net income (loss) to
      net cash provided by (used in) operating activities
        Depreciation and amortization                                  200,108       170,308
        Changes in assets and liabilities:
              Decrease in accounts receivable                        1,643,653     1,265,691
              (Increase) in deferred income taxes                      (73,984)     (108,797)
              Decrease in inventories                                  406,688       828,358
              Decrease in prepaid expenses and other
               current assets                                           36,667         1,192
              (Decrease) in accounts payable                          (637,601)     (281,498)
              (Decrease) in accrued expenses                          (354,765)     (295,798)
                                                                     ---------     ---------
  Net cash provided by operating activities                          1,154,252     1,394,206


CASH FLOWS FROM INVESTING ACTIVITIES
        Capital expenditures                                          (238,707)     (203,454)
        Other assets                                                     6,480       (43,442)
                                                                     ---------     ---------
  Net cash used in investing activities                               (232,227)     (246,896)


CASH FLOWS FROM FINANCING ACTIVITIES
        Proceeds from stock purchase and stock option plans              4,382         2,048
        Net payments under revolving loan facility                    (567,624)   (1,027,733)
        Payments on term loan facility                                (102,686)     (123,224)
        Net borrowings (payments) under capital lease obligations        9,653       (40,063)
        Payments of other debt obligations                            (280,750)            0
                                                                     ---------     ---------
  Net cash used in financing activities                               (937,025)   (1,188,972)
                                                                     ---------     ---------
Net decrease in cash                                                   (15,000)      (41,662)

Cash, at beginning of period                                            52,548        78,488
                                                                     ---------     ---------
Cash, at end of period                                                  37,548        36,826
------------------------------------------------------------------------------------------------


                            VITA FOOD PRODUCTS, INC.

                          NOTE TO FINANCIAL STATEMENTS

                              BASIS OF PRESENTATION





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





ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS




COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 2000 AND THE THREE MONTHS ENDED JUNE 30, 1999

REVENUES. Net sales for the three months ended June 30, 2000 were $4,757,000 compared to $4,200,000 for the same period in 1999, an increase of $557,000 or 13%. This increase was in large part attributable to an increase in sales to warehouse clubs. The increase was a combination of a 29% increase in sales of herring products and a 3% increase in sales of salmon products, offset by an 18% decrease in sales of other specialty products. The increase in herring sales was attributable in large part to expanded distribution. The salmon increase was attributable to sales of the Company's newer marinated salmon products introduced in the second half of 1999. The decrease in other specialty products was due to lower sales of the Company's shrimp cocktail products.

GROSS MARGIN. Gross margin for the three months ended June 30, 2000 was $1,260,000 compared to $1,222,000 for the same period in 1999, an increase of $38,000 or 3%. As a percentage of net sales, gross margin decreased to 26.5% in the three months from 29.1% in the same period in 1999. The decrease in the gross margin percentage was attributable to increased costs for both herring and salmon, as well as increased costs for other materials and labor, without corresponding increases in the sales prices of the Company's products.

OPERATING EXPENSES. Selling, marketing and administrative expenses for the three months ended June 30, 2000 were $1,334,000 compared to $1,374,000 for the same period in 1999, a decrease of $40,000 or 3%. As a percentage of net sales, selling, marketing and administrative expenses decreased to 28.0% from 32.7% for the same period in 1999. The decrease in the selling, marketing and administrative expense margin was attributable in large part to relatively fixed selling, marketing and administrative costs that did not increase as a result of the 13% sales increase.

INTEREST EXPENSE. Interest and other expense, net, for the three months ended June 30, 2000 was $89,000 compared to $74,000 for the same period in 1999, an increase of $15,000 or 20%. This increase was attributable to higher interest rates that the Company pays on its bank credit facilities, partially offset by a decrease in the margin over the prime lending rate charged under its credit facilities. As a result, the average interest rate the Company paid on its bank credit facilities increased from less than 8% to over 9% per annum, an increase of over 1% point.

INCOME TAXES. The Company provided for an income tax benefit of $52,000 for the three months ended June 30, 2000, compared to an income tax benefit of $84,000 for the same period in 1999. As a percent to pretax loss, the income tax benefit was 32% in 2000 and 37% in 1999. The income tax benefits for each period represent anticipated utilization of these tax benefits during the respective fiscal years.

NET INCOME AND LOSS. As a result of the increases and decreases discussed above, net loss for the three months ended June 30, 2000 was $110,000 or $0.03 per share compared to net loss of $143,000 or $0.04 per share for the same period in 1999, a decrease in net loss of $33,000 or $0.01 per share.


COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 2000 AND THE SIX MONTHS ENDED JUNE 30, 1999

REVENUES. Net sales for the six months ended June 30, 2000 were $10,976,000 compared to $9,581,000 for the same period in 1999, an increase of $1,395,000 or 15%. The increase was a combination of a 17% increase in sales of herring products and a 14% increase in sales of salmon products, offset by a 9% decrease in sales of other specialty products. The increase in sales was attributable in part to strong warehouse club sales and sales of newer marinated salmon products introduced in the second half of 1999.

GROSS MARGIN. Gross margin for the six months ended June 30, 2000 was $2,959,000 compared to $2,678,000 for the same period in 1999, an increase of $281,000 or 10%. As a percentage of net sales, gross margin was 27.0% in the six months versus 28.0% in the same period in 1999. The decrease in the gross margin percentage was attributable to increased prices for both herring and salmon, as well as increased costs for other materials and labor, without corresponding increases in the sales prices of the Company's products. The decrease in the gross margin percentage was offset by favorable overhead variances and a change in the sales mix from lower margin salmon products to higher margin herring products.

OPERATING EXPENSES. Selling, marketing and administrative expenses for the six months ended June 30, 2000 were $2,909,000 compared to $2,815,000 for the same period in 1999, an increase of $94,000 or 3%. As a percentage of net sales, selling, marketing and administrative expenses decreased to 26.5% from 29.4% for the same period in 1999. The decrease in the selling, marketing and administrative expense margin was attributable in large part to relatively fixed selling and administrative costs that did not increase as a result of the 15% sales increase, as well as lower bad debt expenses and professional fees.

INTEREST EXPENSE. Interest and other expense, net, for the six months ended June 30, 2000 was $190,000 compared to $157,000 for the same period in 1999, an increase of $33,000 or 21%. This increase was attributable to higher interest rates that the Company pays on its bank credit facilities. The average interest rate the Company paid on its bank credit facilities increased from less than 8% to over 9% per annum, an increase of over 1% point.

INCOME TAXES. The Company provided for an income tax benefit of $74,000 for the six months ended June 30, 2000, compared to an income tax benefit of $109,000 for the same period in 1999. As a percent to pretax loss, the income tax benefit was 53% in 2000 and 37% in 1999. The income tax benefits for each period represent anticipated utilization of these tax benefits. The higher tax benefit as a percentage of pretax loss in 2000 was primarily due to higher expected utilization of its net operating loss carryforward.

NET INCOME AND LOSS. As a result of the increases and decreases discussed above, net loss for the six months ended June 30, 2000 was $67,000 or $0.02 per share compared to net loss of $185,000 or $0.05 per share for the same period in 1999, a decrease in net loss of $118,000 or $0.03 per share.


FINANCIAL CONDITION

At June 30, 2000, the Company had $3,139,000 in working capital, compared to $4,007,000 at December 31, 1999, a decrease of $868,000 or 22%. The decrease was primarily attributable to the Company's typical seasonal cycle. Accounts receivable and inventories are substantially higher at the end of the fiscal year due to the seasonably higher sales and production activity in the fourth quarter.

At June 30, 2000, the Company had $38,000 in cash and a revolving credit facility of $5,250,000 and a term facility of $1,500,000 with its lender, each of which expire April 30, 2001. Amounts outstanding under the revolving facility and the term facility at June 30, 2000 were $3,209,000 and $390,000, respectively. The rate of interest offered on both facilities was the prime lending rate or LIBOR plus 2.45%. The facilities contain customary representations, warranties, and covenants. At June 30, 2000, the Company was in compliance with the covenants under its credit agreement.

Since December 31, 1999, the Company's current ratio increased to 2.2 from 2.1. The ratio of long-term debt to total capitalization decreased to 59% from 63%, primarily as a result of the improved profitability in 2000 and the lower working capital requirements at mid-year. The Company believes its financial resources are adequate to fund its needs for the next twelve months.

CASH FLOWS FROM OPERATING ACTIVITIES. Net cash provided by operating activities was $1,154,000 for the six months ended June 30, 2000, compared to $1,394,000 for the same period in 1999. The decrease was primarily attributable to lower reductions in inventories and higher payments on accounts payable, offset by higher collections of accounts receivable during this period as compared to the prior year period. The lower reduction in inventories was primarily due to relatively higher expected sales volume in months following the end of the second quarter. The higher payments on accounts payable and higher collections on accounts receivable were primarily due to the higher respective balances at the beginning of the current fiscal year than the prior fiscal year.

CASH FLOWS FROM INVESTING ACTIVITIES. Net cash used in investing activities, primarily related to capital expenditures, was $232,000 for the six months ended June 30, 2000, compared to $247,000 for the same period in 1999, a decrease of $15,000 or 6%.

CASH FLOWS FROM FINANCING ACTIVITIES. Net cash used in financing activities was $937,000 for the six months ended June 30, 2000, compared to $1,189,000 for the same period in 1999. The decrease in net cash used in financing activities was primarily attributable to the changes outlined above which generated cash to pay down the Company's revolving line of credit, term debt, and other debt obligations.


PART II - OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

   (a)      The date of the Company's Annual Meeting of Stockholders was May 24,
            2000.

   (b), (c) At the Annual Meeting of Stockholders, the following matters were submitted to a vote of the stockholders with the stated results:

        (1) The election of the following persons as directors of the Company:

         Director                   Votes For         Votes Withheld
         ---------                  ---------         --------------

         Stephen D. Rubin           3,576,826              15,800
         Clark L. Feldman           3,576,826              15,800
         Jeffrey C. Rubenstein      3,576,826              15,800
         Neal Jansen                3,576,826              15,800
         Michael Horn               3,576,826              15,800
         Steven A. Rothstein        3,576,826              15,800
         John Seramur               3,576,826              15,800
         Joel Spungin               3,576,826              15,800



        (2) The ratification of the appointment of BDO Seidman, LLP as the Company's independent accountants for the year ending December 31, 2000.


                       Votes For         Votes Against         Votes Abstained
                       ---------         -------------         ---------------
                       3,582,359             6,767                  3,500

        (3) The approval of the Amended and Restated 1996 Stock Option Plan for Non-Employee Directors.

                        Votes For         Votes Against        Votes Abstained
                        ---------         -------------        ---------------
                        3,539,705            49,921                 3,000

There were no broker non-votes with respect to any of such matters.


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



                                              VITA FOOD PRODUCTS, INC.




Date:    August 9, 2000                       By: /s/ Stephen D. Rubin
                                                  ------------------------------
                                                      Stephen D. Rubin
                                                          President



Date:    August 9, 2000                       By: /s/ Jay H. Dembsky
                                                  ------------------------------
                                                         Jay H. Dembsky
                                                  Vice President and Chief
                                                  Financial Officer
                                                  (Principal Financial and
                                                  Accounting Officer)