Form 10QSB
period 2000-09-30
VITA FOOD PRODUCTS INC
filed 2000-11-13
CIK 1024342

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                For the Quarterly Period Ended September 30, 2000


                         Commission File Number 1-12599




                            VITA FOOD PRODUCTS, INC.
       ------------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in its Charter)



               NEVADA                                  #36-3171548
-------------------------------                       -------------
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                     Identification No.)



2222 WEST LAKE STREET
CHICAGO, ILLINOIS 60612                  (312) 738-4500
------------------------           -------------------------
(Address of principal              Issuer's telephone number
executive offices)







Number of shares outstanding of Issuer's common stock, par value $.01 per share, as of November 10, 2000 is 3,722,906.



Transitional Small Business Disclosure Format:   Yes       No    X
                                                     -----     -----

                            VITA FOOD PRODUCTS, INC.

       REPORT ON FORM 10-QSB FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000

                                      INDEX


I.  FINANCIAL INFORMATION:
    Item 1.  Financial Statements (unaudited)
             Balance Sheets.........................................    3
             Statements of Operations...............................    4
             Statements of Shareholders' Equity.....................    4
             Statements of Cash Flows...............................    5
             Notes to Financial Statements..........................    6

    Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results Balance Sheets of Operations.....    6



II. OTHER INFORMATION...............................................    8



BALANCE SHEETS                                                                       VITA FOOD PRODUCTS, INC.
=============================================================================================================

                                                                                SEPTEMBER 30,    DECEMBER 31,
                                                                                     2000           1999
                                                                                 (UNAUDITED)      (AUDITED)
-------------------------------------------------------------------------------------------------------------
ASSETS
Current Assets
    Cash                                                                         $     19,441    $     52,548
    Accounts receivable-trade, net of allowance for discounts, returns, and doubtful accounts of $265,000 in 2000 and
      $282,000 in 1999                                                              2,194,325       3,470,998
    Inventories
        Raw material and supplies                                                   1,764,631       1,880,744
        Work in process                                                               133,695          96,156
        Finished goods                                                              2,006,301       1,625,364
    Prepaid expenses and other current assets                                         273,217         371,706
    Deferred income taxes                                                             326,418         200,000
                                                                                 ------------    ------------

Total Current Assets                                                                6,718,028       7,697,516

Property, Plant and Equipment
    Land                                                                               35,000          35,000
    Building and Improvements                                                       1,865,103       1,747,147
    Machinery and Office Equipment                                                  5,612,889       5,292,751
                                                                                 ------------    ------------
                                                                                    7,512,992       7,074,898
    Less accumulated depreciation and amortization                                 (4,605,155)     (4,309,753)
                                                                                 ------------    ------------
  Net Property Plant & Equipment                                                    2,907,837       2,765,145

Other Assets                                                                          129,130         134,280
                                                                                 ------------    ------------
  Total Assets                                                                   $  9,754,995    $ 10,596,941
-------------------------------------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
    Current maturities of long-term obligations                                  $    360,923    $    526,095
    Accounts payable                                                                2,261,493       2,105,711
    Accrued other expenses                                                            839,143       1,058,483
                                                                                 ------------    ------------
Total Current Liabilities                                                           3,461,559       3,690,289

Long-term Obligations, Less Current Maturities                                      3,906,763       4,375,754

Commitments and Contingencies

Shareholders' Equity
    Preferred stock, $.01 par value, authorized 1,000,000 shares;  none issued
    Common stock, $.01 par value; authorized 10,000,000 shares; issued and
      outstanding 3,722,906 shares in 2000 and 3,712,471 shares in 1999                37,228          37,124
    Additional paid in capital                                                      3,371,265       3,359,800
    Retained Earnings                                                              (1,021,820)       (866,026)
                                                                                 ------------    ------------
Total Shareholders' Equity                                                          2,386,673       2,530,898
                                                                                 ------------    ------------
  Total Liabilities and Shareholders'  Equity                                    $  9,754,995    $ 10,596,941
-------------------------------------------------------------------------------------------------------------


STATEMENTS OF OPERATIONS                                                                      VITA FOOD PRODUCTS, INC.
======================================================================================================================

                                                      FOR THE THREE MONTHS ENDED       FOR THE NINE MONTHS ENDED
                                                              SEPTEMBER 30,                    SEPTEMBER 30,
                                                         2000             1999           2000              1999
                                                      (UNAUDITED)     (UNAUDITED)     (UNAUDITED)      (UNAUDITED)
----------------------------------------------------------------------------------------------------------------------
Net Sales                                              $5,433,755      $5,257,156     $16,409,374      $14,837,838
Cost of Goods Sold                                      4,095,004       3,799,511      12,111,582      $10,702,179
                                                       ----------      ----------     -----------      -----------
Gross Margin                                            1,338,751       1,457,645       4,297,792        4,135,659

Selling and Administrative Expenses
  Selling, Marketing & Distribution                       948,266         888,193       2,905,047       $2,720,167
  Administrative                                          438,302         363,645       1,390,929       $1,346,766
                                                       ----------      ----------     -----------      -----------
  Total                                                 1,386,568       1,251,838       4,295,976        4,066,933
                                                       ----------      ----------     -----------      -----------
Operating Profit (Loss)                                   (47,817)        205,807           1,816           68,726

  Interest                                                 93,896          85,672         284,028          242,639
                                                       ----------      ----------     -----------      -----------
Income (loss) before Income Tax Expense (Benefit)        (141,713)        120,135        (282,212)        (173,913)
Income Tax Expense (Benefit)                              (52,434)         44,449        (126,418)         (64,348)
                                                       ----------      ----------     -----------      -----------
Net Income (Loss)                                        ($89,279)        $75,686       ($155,794)       ($109,565)

Basic Earnings (Loss) Per Share                            ($0.02)          $0.02          ($0.04)          ($0.03)
Weighted Average Common Shares Outstanding              3,719,330       3,707,477       3,714,774        3,705,652

Diluted Earnings (Loss)  Per Share                          (0.02)           0.02           (0.04)           (0.03)
Weighted Average Common Shares Outstanding              3,719,330       3,730,681       3,714,774        3,705,652



STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)                                                VITA FOOD PRODUCTS, INC.
======================================================================================================================
                                                    COMMON STOCK           ADDITIONAL
                                               ----------------------        PAID-IN        RETAINED
                                                 SHARES       AMOUNT         CAPITAL        EARNINGS         TOTAL
----------------------------------------------------------------------------------------------------------------------
Balance, at January 1, 1999                    3,704,724      $37,047      $3,353,583     ($1,176,395)     $2,214,235

Proceeds from stock purchase
and stock option plans                             2,753          $27          $2,021                          $2,048

Net income (loss)                                                                           ($109,565)      ($109,565)
                                               ---------      -------      ----------     ------------     -----------
Balance, at September 30, 1999                 3,707,477      $37,074      $3,355,604     ($1,285,960)     $2,106,718
----------------------------------------------------------------------------------------------------------------------
Balance, at January 1, 2000                    3,712,471      $37,124      $3,359,800       ($866,026)     $2,530,898

Proceeds from stock purchase
and stock option plans                            10,435         $104         $11,465                         $11,569

Net income (loss)                                                                           ($155,794)      ($155,794)
                                               ---------      -------      ----------     ------------     -----------
Balance, at September 30, 2000                 3,722,906      $37,228      $3,371,265     ($1,021,820)     $2,386,673
----------------------------------------------------------------------------------------------------------------------


STATEMENTS OF CASH FLOWS                                                                   VITA FOOD PRODUCTS, INC.
===================================================================================================================
                                                                                          FOR THE NINE MONTHS
                                                                                           ENDED SEPTEMBER 30
                                                                                          2000           1999
                                                                                       (UNAUDITED)   (UNAUDITED)
-------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                                                           (155,794)     (109,565)
     Adjustments to reconcile net loss to net cash provided by operating activities
        Depreciation and amortization                                                    296,875       266,936
        Changes in assets and liabilities:
                Decrease in accounts receivable                                        1,276,673     1,032,004
                (Increase) in deferred income taxes                                     (126,418)      (64,348)
                (Increase) decrease in inventories                                      (302,363)      360,384
                (Increase) decrease in prepaid expenses and other current assets          98,489      (202,411)
                Increase (decrease) in accounts payable                                  155,782       (73,869)
                (Decrease) in accrued expenses                                          (219,340)     (226,580)
                                                                                       ----------    ----------
  Net cash provided by operating activities                                            1,023,904       982,551

CASH FLOWS FROM INVESTING ACTIVITIES
        Capital expenditures                                                            (438,094)     (595,800)
        Other assets                                                                       3,677       (45,733)
                                                                                       ----------    ----------
  Net cash used in investing activities                                                 (434,417)     (641,533)

CASH FLOWS FROM FINANCING ACTIVITIES
        Proceeds from stock purchase and stock option plans                               11,569         2,048
        Net payments under revolving loan facility                                      (171,456)      (91,909)
        Payments on term loan facility                                                  (164,298)     (184,835)
        Net payments under capital lease obligations                                     (17,659)      (61,083)
        Payments of other debt obligations                                              (280,750)
                                                                                       ----------    ----------
  Net cash used in financing activities                                                 (622,594)     (335,779)
                                                                                       ----------    ----------
Net decrease in cash                                                                     (33,107)        5,239

Cash, at beginning of period                                                              52,548        78,488
                                                                                       ----------    ----------
Cash, at end of period                                                                    19,441        83,727
===================================================================================================================

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



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS




COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 2000 AND THE THREE MONTHS ENDED SEPTEMBER 30, 1999

REVENUES. Net sales for the three months ended September 30, 2000 were $5,434,000 compared to $5,257,000 for the same period in 1999, an increase of $177,000 or 3%. The increase was a combination of no increase or decrease in sales of herring products, a 10% increase in sales of salmon products, and a 12% decrease in sales of other specialty products. The salmon increase was attributable to sales of the Company's newer marinated salmon products introduced in the second half of 1999 as well as core sliced smoked items. The decrease in other specialty products was primarily due to lower sales of shrimp cocktail and hommus items.

GROSS MARGIN. Gross margin for the three months ended September 30, 2000 was $1,339,000 compared to $1,458,000 for the same period in 1999, a decrease of $119,000 or 8%. As a percentage of net sales, gross margin was 24.6% in the three months versus 27.7% in the same period in 1999. The decrease in the gross margin percentage was attributable in part to increased costs for both herring and salmon, as well as increased costs for other materials and labor, without corresponding increases in the sales prices of the Company's products. The decrease in gross margin percentage was also attributable to unfavorable overhead variances resulting from reduced herring production. Herring production was lower this quarter than in the prior year because the Company shut down production from the beginning of the quarter through mid-August to make improvements to the herring production floor.

OPERATING EXPENSES. Selling, marketing and administrative expenses for the three months ended September 30, 2000 were $1,387,000 compared to $1,252,000 for the same period in 1999, an increase of $135,000 or 11%. As a percentage of net sales, selling, marketing and administrative expenses increased to 25.5% from 23.8% for the same period in 1999. The increase in the selling, marketing and administrative expense margin was attributable in large part to 1999 administrative costs that were lower by $70,000. The lower 1999 costs were the result of a one-time reclassification of certain professional fees to plant overhead expenses and the capitalization of acquisition expenses incurred during the first nine months of 1999.

INTEREST EXPENSE. Interest and other expense, net, for the three months ended September 30, 2000 was $94,000 compared to $86,000 for the same period in 1999, an increase of $8,000 or 9%. This increase was primarily attributable to higher interest rates that the Company pays on its bank credit facilities. These higher rates resulted from higher market rates, partially offset by a decrease in the margin over benchmark rates charged under the Company's credit facilities.

INCOME TAXES. The Company provided for an income tax benefit of $52,000 for the three months ended September 30, 2000, compared to an income tax expense of $44,000 for the same period in 1999. As a percent to pretax income (loss), the income tax expense (benefit) was 37% in 2000 and 1999. The income tax benefits for each period represent anticipated utilization of these tax benefits during the respective fiscal years.

NET INCOME AND LOSS. As a result of the increases and decreases discussed above, net loss for the three months ended September 30, 2000 was $89,000 or $0.02 per share compared to net income of $76,000 or $0.02 per share for the same period in 1999, a decrease in net income of $165,000 or $0.04 per share.


COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND THE NINE MONTHS ENDED SEPTEMBER 30, 1999

REVENUES. Net sales for the nine months ended September 30, 2000 were $16,409,000 compared to $14,838,000 for the same period in 1999, an increase of $1,571,000 or 11%. The increase was a combination of a 11% increase in sales of herring products, a 13% increase in sales of salmon products, and a 10% decrease in sales of other specialty products. The overall increase in sales was attributable in part to sales to two new large customers, strong warehouse club sales, and sales from newer marinated salmon products introduced in the second half of 1999.

GROSS MARGIN. Gross margin for the nine months ended September 30, 2000 was $4,298,000 compared to $4,136,000 for the same period in 1999, an increase of $162,000 or 4%. As a percentage of net sales, gross margin was 26.2% in the nine months versus 27.9% in the same period in 1999. The decrease in the gross margin percentage was attributable to increased costs for both herring and salmon, as well as increased costs for other materials and labor, without corresponding increases in the sales prices of the Company's products.

OPERATING EXPENSES. Selling, marketing and administrative expenses for the nine months ended September 30, 2000 were $4,296,000 compared to $4,067,000 for the same period in 1999, an increase of $229,000 or 6%. As a percentage of net sales, selling, marketing and administrative expenses decreased to 26.2% from 27.4% for the same period in 1999. The decrease in the selling, marketing and administrative expense margin was attributable in large part to relatively lower promotional costs, lower bad debt expenses, and other relatively fixed administrative costs that did not increase in step with the 11% sales increase.

INTEREST EXPENSE. Interest and other expense, net, for the nine months ended September 30, 2000 was $284,000 compared to $243,000 for the same period in 1999, an increase of $41,000 or 17%. This increase was primarily attributable to higher interest rates that the Company pays on its bank credit facilities. These higher rates resulted from higher market rates, partially offset by a decrease in the margin over benchmark rates charged under the Company's credit facilities.

INCOME TAXES. The Company provided for an income tax benefit of $126,000 for the nine months ended September 30, 2000, compared to an income tax benefit of $64,000 for the same period in 1999. As a percent to pretax loss, the income tax benefit was 45% in 2000 and 37% in 1999. The income tax benefits for each period represent anticipated utilization of these tax benefits. The higher tax benefit as a percentage of pretax loss in 2000 was primarily due to higher expected utilization of its net operating loss carryforward.

NET INCOME AND LOSS. As a result of the increases and decreases discussed above, net loss for the nine months ended September 30, 2000 was $156,000 or $0.04 per share compared to net loss of $110,000 or $0.03 per share for the same period in 1999, an increase in net loss of $46,000 or $0.01 per share.


FINANCIAL CONDITION

At September 30, 2000, the Company had $3,256,000 in working capital, compared to $4,007,000 at December 31, 1999, a decrease of $751,000 or 19%. The decrease was primarily attributable to the Company's typical seasonal cycle following the busiest quarter (the fourth quarter) of the year. Accounts receivable are substantially higher at the end of the fiscal year due to the seasonably higher sales activity in the fourth quarter as compared to the third quarter.

At September 30, 2000, the Company had $19,000 in cash and a revolving credit facility of $5,250,000 and term facility of $1,500,000 with its lender, each of which expire April 30, 2001. Amounts outstanding under the revolving facility and the term facility at September 30, 2000 were $3,605,000 and $328,000, respectively. The rate of interest offered on both facilities was the prime lending rate or LIBOR plus 2.45%. The facilities contain customary representations, warranties, and covenants. At September 30, 2000, the Company was in compliance with the covenants under its credit agreement.

Since December 31, 1999, the Company's current ratio decreased to 1.9 from 2.1. The ratio of long-term debt to total capitalization decreased slightly to 62% from 63%. The Company believes its financial resources are adequate to fund its needs for the next twelve months.

On October 6, 2000, the Metropolitan Water Reclamation District of Greater Chicago (the "District") filed liens on the Company's operating facility in Chicago in connection with unpaid user charges assessed by the District. The Company is contesting the amount of user charges assessed by the District for 1994 - 1997 and 1999. The Company believes that the eventual liability will not materially exceed its presently established accruals.


CASH FLOWS FROM OPERATING ACTIVITIES. Net cash provided by operating activities was $1,024,000 for the nine months ended September 30, 2000, compared to $983,000 for the same period in 1999. The increase was primarily attributable to increased collections of accounts receivable, a relative decrease in prepaid expenses, and an increase in accounts payable, offset by a relative increase in inventories during this period as compared to the prior year period. The relative decrease in prepaid expenses was due to the acquisition costs expended and capitalized in 1999, which were subsequently written off. The relative increases in inventories and accounts payable were primarily due to relatively higher expected sales volume in months following the end of the third quarter.

CASH FLOWS FROM INVESTING ACTIVITIES. Net cash used in investing activities was $434,000 for the nine months ended September 30, 2000, compared to $642,000 for the same period in 1999, a decrease of $208,000 or 32%.

CASH FLOWS FROM FINANCING ACTIVITIES. Net cash used in financing activities was $623,000 for the nine months ended September 30, 2000, compared to $336,000 for the same period in 1999. The increase in net cash used in financing activities was primarily attributable to the changes outlined above in this section which generated greater cash to pay down the Company's revolving line of credit and other debt obligations.



Certain balances for 1999 were reclassified in order to make the presentation consistent with that in 2000.


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



                                VITA FOOD PRODUCTS, INC.




Date:  November 10, 2000        By:         //Stephen D. Rubin//
                                    -------------------------------------
                                              Stephen D. Rubin
                                                  President



Date:  November 10, 2000        By:         //Jay H. Dembsky//
                                   --------------------------------------
                                              Jay H. Dembsky
                                   Vice President and Chief Financial Officer
                                   (Principal Financial and Accounting Officer)