Form 10KSB
period 2000-12-31
VITA FOOD PRODUCTS INC
filed 2001-04-02
CIK 1024342

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   Form 10-KSB


[X]                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the Fiscal Year Ended December 31, 2000

                                       Or

[_]              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 1-12599

                            VITA FOOD PRODUCTS, INC.
                 ----------------------------------------------
                 (Name of Small Business Issuer in its Charter)


NEVADA                                                           #36-3171548
- ------------------------                                        -------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

2222 WEST LAKE STREET
CHICAGO, ILLINOIS                           (312) 738-4500                        60612
- ------------------------    -------------------------------------------------    -------
(Address of principal       Registrant's telephone number including area code   (Zip Code)
executive offices)

      Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of Each Class                                          Name of Each Exchange On Which Registered
- ------------------------------------------                   -----------------------------------------
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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.
State issuer's revenues for the most recent fiscal year.  $25,127,389

Shares of common stock, par value $.01 per share outstanding at February 28, 2001 - 3,724,546. Aggregate market value of such shares held by non-affiliates as of that date - $1,888,408, based on an average market price of $1.60 per share as reported on the American Stock Exchange.

Documents Incorporated by Reference: A portion of the Company's Proxy Statement relating to its 2001 Annual Meeting of Shareholders is incorporated by reference in Part III hereof.

Transitional Small Business Disclosure Format (check one):
Yes            No      X
    ---------     ----------

                                     PART I
ITEM 1. BUSINESS

INTRODUCTION

     The Company has been engaged in the sale of specialty food products under the VITA brand name for over 70 years. The Company believes that its long history of producing and marketing quality products has created a strong recognition of the VITA brand name among consumers and has enabled the Company to build an extensive national distribution network of established food brokers for the sale of its products to supermarket chains and wholesale clubs (collectively "Supermarkets") and to institutional/food service operations, such as restaurant chains, hotels, country clubs, cruise lines and other bulk purchasers (collectively "Institutional Purchasers"). Historically, the Company has increased its sales through acquisitions which have enabled the Company to add new product lines and expand its existing product lines. The Company believes that "VITA" with its accompanying logo is the most widely recognized, and the only nationally recognized, brand name in herring products and cured and smoked salmon products. The Company is one of the leading processors of herring products, and cured and smoked salmon products in the United States and has been producing and selling herring products for over 70 years and cured and smoked salmon products for over 30 years. The Company's products include a variety of cuts of pickled herring in cream and wine based sauces, and lox and nova salmon. The Company markets other complementary specialty food products, such as cream cheese with salmon, shrimp cocktail, horseradish products, and cocktail and tartar sauces, that it purchases from third party food producers and markets under the VITA brand name pursuant to co-packing arrangements. The Company markets and, in some cases, also produces related specialty food products under other brand names, some of which are recognized regional brand names, in certain regions of the country, that have been licensed to the Company.


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

     SALMON

     The Company, using only premium and quality grades of salmon primarily from Southeastern Alaska, Canada, Chile, and other regions, cures, smokes, and slices the salmon for most of its salmon products. The Company's retail salmon products are packaged and sold either refrigerated or frozen to Supermarkets. The institutional cured and smoked salmon products are packaged in bulk containers, including three pound trays, and sold refrigerated or frozen to Institutional Purchasers. Salmon consumption has been increasing over the past five years and salmon now represents the one of the most popular types of seafood consumed in the United States. The Company's salmon products are generally served as part of buffets at parties, particularly during the Christmas holiday season, or as a traditional brunch item with bagels. The salmon products are also served as appetizers at formal parties and are being more frequently used as light meals. The Company's salmon products include "VITA Lox Salmon," "VITA Nova Salmon," and "VITA Peppered Salmon." Other products sold under the VITA label include the VITA LEAN Salmon Burger, VITA Marinated Salmon, and VITA Salmon Spread.

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

     NEWER PRODUCTS

     The Company's newer products are those introduced in the past few years and are either products developed by the Company, products acquired through acquisitions of other companies, or products marketed under co-packing arrangements or distribution agreements. The Company introduced the "VITA LEAN SALMON BURGER" in the fourth quarter of 1996, and "VITA MARINATED SALMON" in the third quarter of 1999. Such products were developed and are produced by the Company. The Company has capitalized on its national distribution network and the strong recognition of the VITA brand name to generate sales of these products. In order to introduce these products, the Company incurs costs for development and distribution which are significant relative to sales levels at the time of introduction. It is expected that as sales of these products grow, the development and distribution costs will decline on a relative basis.

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

     The Company's regional sales managers oversee its national distribution network. The Company employs full-time regional sales managers who maintain contact with the food brokers in their region and monitor their performance. The regional sales managers also assist the food brokers in their selling efforts by, among other things, accompanying the food brokers on local sales calls. The Company believes that it is one of the few companies in its market niche to employ regional sales managers and that the presence of the regional sales managers has solidified the Company's relationship with its national distribution network.

     The Company enters into an agreement with each food broker which grants the food broker an exclusive territory in which to sell its products and sets forth the amount of commissions to be paid on such sales by the Company. Such agreements do not permit the Company to make sales directly to Supermarkets located in a food broker's exclusive territory unless the Company pays the food broker the commission which it would have earned. The agreements are terminable by either party upon 30 days' notice. The Company believes such terms are standard in the Company's industry. The food brokers sell the Company's products in both the retail and institutional/food service markets. The retail market, consisting of Supermarkets, has generally accounted for approximately 92% of the Company's net sales while Institutional Purchasers have accounted for the remaining 8% of net sales.


CUSTOMERS/SALES BY REGION

     The Company's customers include large regional supermarket chains and wholesale clubs throughout the country. The Company's products sold under the VITA brand name are particularly well known on the eastern seaboard. The geographic distribution of the Company's sales in 2000 were ranked as follows:

                  Geographic Area
- ---------------------------------------------------
         1.       Northeast
         2.       Midwest
         3.       Southeast
         4.       West
         5.       International



     The Company's largest customer represented 10% of its net sales in both 1999 and 2000. The Company does not have a long-term contractual relationship with this customer. The Company believes the loss of this customer would have a material adverse affect on the Company's business, financial condition and results of operations. However, the Company believes the loss of this customer is unlikely. In addition, because each regional division makes its purchasing decisions independently, the Company believes that it is not likely to lose all of the divisions even if it were to lose one or more of such divisions.

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


PRODUCT RETURN POLICY

     The Company guarantees the sale of most of its products sold in Supermarkets, which sales represent approximately 92% of the Company's sales. This guarantee helps ensure that consumers receive fresh products. Under the guarantee, products not sold before their expiration date are either returned to the Company through its food brokers or are disposed of by the Supermarkets or food distributor. A credit is then issued to the Supermarket or food distributor. The Company has established a reserve to be used for credits for product returns and believes, based on its historical return rates, which have been fairly consistent over the past several years, that this reserve is adequate to fund all foreseeable product return credits.


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


ENVIRONMENTAL MATTERS

     In the ordinary course of the Company's production process, spillage and cleaning results in a high concentration of sugars and vinegars, which create Biological Oxygen Demands ("BODs") as well as fats, oils and greases ("FOGs"), both of which enter the waste water treatment system. The Company is assessed a user charge by the Metropolitan Water Reclamation District (the "District"), based in part on the costs of treating this waste water. If the level of FOGs entering the waste water treatment system exceed a specified level over a specified period of time, the District, following certain procedural requirements, has the authority to fine the Company or to temporarily close the Company's production facility. The District has not initiated or threatened to initiate proceedings against the Company for violating specified levels for FOGs.

     The Company was involved in discussions with the District regarding the user charges for certain prior years. The Company settled these issues during December 2000. See Note 5B of Item 8. "Financial Statements". Although the Company is involved in this and other environmental matters, it does not believe that compliance with Federal, state or local provisions relating to protection of the environment will have a material effect on the Company's capital expenditures, earnings or competitive position.

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

EMPLOYEES

     At February 28, 2001, the Company had 102 full-time employees. Additionally, up to 40 workers are hired on a temporary basis each year to meet seasonal production demands. Except for supervisors, all production employees are represented by the Local 546 United Food & Commercial Workers, International Union and maintenance employees are represented by the Local 399 International Union of Operating Engineers. The Company has not experienced any work stoppages since the Company was acquired by the Investors in 1982. The Company considers its relations with its employees to be good.

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


                                     PART II

ITEM 5. MARKETS FOR REGISTRANT'S COMMON STOCK, WARRANTS AND RELATED STOCKHOLDER MATTERS

         The shares of Common Stock and Redeemable Common Stock Purchase Warrants began trading on the Chicago Stock Exchange on January 17, 1997, and on the American Stock Exchange on May 12, 1997. The Company's Common Stock is traded on the American Stock Exchange and Chicago Stock Exchange under the symbol "VSF". The Company's Warrants are traded on the American Stock Exchange and Chicago Stock Exchange under the symbol "VSF.WS." The Company believes that as of February 28, 2001 there were approximately 400 beneficial holders of the Company's Common Stock.

         The Company has never paid a cash dividend on its Common Stock and currently anticipates that all of its earnings will be retained for use in the operation and expansion of its business.

         The following table set forth the composite market price per share for the Common Stock and Warrants of the Company.

      Common Stock Market Price                     Warrant Market Price
Quarter            High         Low        Quarter          High         Low
- -------            ----         ---        -------          ----         ---
1st - 2000        2.375       1.000        1st - 2000      0.375       0.047
2nd - 2000        2.000       1.250        2nd - 2000      0.313       0.094
3rd - 2000        1.750       1.375        3rd - 2000      0.188       0.063
4th - 2000        1.750       1.125        4th - 2000      0.188       0.063


1st - 1999        1.375       0.875        1st - 1999      0.250       0.063
2nd - 1999        2.000       1.000        2nd - 1999      0.250       0.063
3rd - 1999        3.750       1.000        3rd - 1999      0.219       0.063
4th - 1999        2.625       1.688        4th - 1999      0.063       0.063


ITEM 6.  SELECTED FINANCIAL DATA

         The selected financial data with respect to the Company's statements of operations for each of the years in the two year period ended December 31, 2000 and the balance sheet data as of December 31, 2000 and 1999 are derived from the Company's audited financial statements. The financial data should be read in conjunction with the financial statements and notes thereto and Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations."


                                                          YEARS ENDED
                                                          DECEMBER 31,
                                                 ----------------------------
STATEMENT OF INCOME DATA:                            2000            1999
                                                 -----------      -----------
                                                   (IN THOUSANDS, EXCEPT PER
                                                        SHARE AMOUNTS)

Net sales ....................................   $    25,127      $    22,966
Cost of goods sold ...........................        17,929           16,165
                                                 -----------      -----------
Gross margin .................................         7,198            6,801
Selling, marketing and administrative expenses         6,094            5,897
                                                 -----------      -----------
Operating profit .............................         1,104              904
Interest and other, net ......................           402              593(a)
                                                 -----------      -----------
Income before income tax expense (benefit) ...           702              311
Income tax expense (benefit) .................           (20)               0
                                                 -----------      -----------
Net income ...................................   $       722      $       311
                                                 ===========      ===========

Basic earnings per common share ..............   $      0.19      $      0.08
                                                 ===========      ===========
Weighted average number of common
   shares outstanding ........................     3,716,818        3,706,112
                                                 ===========      ===========

Diluted earnings per common share ............   $      0.19      $      0.08
                                                 ===========      ===========
Weighted average number of common
   shares outstanding ........................     3,728,631        3,714,741
                                                 ===========      ===========

                                                              YEARS ENDED
                                                              DECEMBER 31,
                                                          -------------------
STATEMENT OF INCOME DATA:                                 2000          1999
                                                          -----         -----

Net sales .........................................       100.0%        100.0%
Cost of goods sold ................................        71.4          70.4
                                                          -----         -----
Gross margin ......................................        28.6          29.6
Selling, marketing and administrative expenses ....        24.3          25.7
                                                          -----         -----
Operating profit ..................................         4.3           3.9
Interest and other, net ...........................         1.6           2.5(a)
                                                          -----         -----
Income before income tax expense (benefit) ........         2.8           1.4
Income tax expense (benefit) ......................         (.1)           --
                                                          -----         -----
Net income ........................................         2.9%          1.4%
                                                          =====         =====


(a) Includes non-recurring write-off of acquisition costs of $236,000, or 1.0%.



                                                            YEARS ENDED
                                                            DECEMBER 31,
                                                     -------------------------
BALANCE SHEET DATA:                                    2000             1999
                                                     -------           -------
                                                           (IN THOUSANDS)

Working capital ........................             $ 5,673           $ 4,007
Total assets ...........................              12,189            10,597
Current liabilities ....................               3,329             3,690
Long-term debt .........................               5,593             4,376
Shareholders' equity ...................               3,267             2,531



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS COMPARISON OF THE YEAR ENDED DECEMBER 31, 2000 AND THE YEAR ENDED DECEMBER 31, 1999

REVENUES. Net sales for the year ended December 31, 2000 were $25,127,000 compared to $22,966,000 for the same period in 1999, an increase of $2,162,000 or 9%. The increase in sales was attributable in part to a continued increase in demand for salmon products. The breakdown by product group was a combination of a 6% increase in sales of herring products, a 14% increase in sales of salmon products, and a 12% decrease in the sale of other specialty products. Management believes that the increases in herring and salmon products are consistent with, if not greater than, nationwide increases in demand for similar products. Herring, salmon, and specialty product sales represented 51%, 42%, and 7% of the Company's total sales, respectively.

GROSS MARGIN. Gross margin for the year ended December 31, 2000 was $7,198,000 compared to $6,800,000 for the same period in 1999, an increase of $398,000 or 5.8%. As a percentage of net sales, gross margin was 28.6% in 2000 versus 29.6% in 1999, a decrease of 1.0% points. The decrease in the gross margin percentage was attributable in part to increased costs for herring and to a change in sales mix from higher margin herring products to lower margin salmon products.

OPERATING EXPENSES. Selling, marketing, distribution and administrative expenses for the year ended December 31, 2000 were $6,094,000 compared to $5,897,000 for the same period in 1999, an increase of $197,000 or 3.3%. As a percentage of net sales, selling, marketing, distribution and administrative expenses decreased to 24.3% from 25.7% for the same period in 1999. The decrease in the selling, marketing, distribution and administrative expense margin was attributable to a combination of factors, including lower slotting and other promotional costs, partially offset by higher selling and distribution costs. Slotting costs are incurred to increase distribution of new products, and the Company was more aggressive in the prior year in increasing distribution of several of its newer products by incurring a high amount of slotting costs.

INTEREST AND OTHER EXPENSE. Interest and other expense, net, for the year ended December 31, 2000 was $402,000 compared to $593,000 for the same period in 1999, a decrease of $191,000 or 32%. Interest expenses increased $44,000 or 12% attributable primarily to a higher level of bank debt outstanding from inventories and equipment purchases. Other expenses for 1999 comprised a $236,000 write-off of legal, accounting, finance and other due diligence costs incurred in connection with an abandoned acquisition.

INCOME TAXES. The Company provided for no income tax expenses for the year ended December 31, 2000 and for the year ended December 31, 1999. In 2000, the Company used a portion of its net operating loss carryforward to offset income taxes otherwise expensed. A tax benefit was recorded in 2000 that increased the deferred tax asset to reflect the Company's belief that based on the profitable operations of the past two years there will be a higher expected utilization of its net operating loss carryforward in the near future. In 1999, the Company used a portion of its net operating loss carryforward to offset income taxes otherwise expensed.

NET INCOME (LOSS). As a result of the increases and decreases discussed above, net income for the year ended December 31, 2000 was $722,000 or $0.19 per share compared to net income of $310,000 or $0.08 per share for the same period in 1999, an increase of $412,000 or $0.11 per share, for both basic and diluted per share amounts.

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


                                                      NET SALES
                                      ------------------------------------------
                                       FIRST     SECOND        THIRD     FOURTH
        YEAR                          QUARTER   QUARTER       QUARTER    QUARTER
        ----                          -------   -------       -------    -------
                                                    (in thousands)
        1996......................     5,516     3,692         4,761      8,719
        1997......................     4,722     4,013         5,169      8,046
        1998......................     5,519     4,075         5,159      7,542
        1999......................     5,380     4,200         5,257      8,129
        2000......................     6,218     4,757         5,434      8,718

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


                                                NET INCOME (LOSS)
                              --------------------------------------------------
                               FIRST        SECOND        THIRD         FOURTH
        YEAR                  QUARTER      QUARTER       QUARTER        QUARTER
        ----                  -------      -------       -------        -------
                                                 (in thousands)

        1996 ...............    69          (100)            3           846
        1997 ...............  (162)         (219)         (307)         (240)(1)
        1998 ...............   (89)         (463)         (109)           52(2)
        1999 ...............   (43)         (143)           76           420(3)
        2000 ...............    44          (110)          (89)          878(4)

- --------------

(1) The fourth quarter loss is not typical for the Company's historical fourth quarter financial performance. The lower profitability in the fourth quarter of 1997 was due, in part, to several factors including lower sales and profit margins, increased promotional activity for the Company's newer products and new geographic markets, and non-recurring production expenses.
(2) Includes a non-recurring charge of $298,000 to write off costs related to the suspended relocation effort.
(3) Includes a non-recurring charge of $236,000 to write off costs related to a suspended acquisition.
(4) Includes an expense reduction of $57,420 net of related costs involved in a settlement with Metropolitan Water Reclamation District.

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

FINANCIAL CONDITION

At December 31, 2000, the Company had $5,673,000 in working capital, compared to $4,007,000 at December 31, 1999, an increase of $1,666,000 or 42%. The increase was primarily attributable to higher raw material and finished goods inventories and higher accounts receivable and lower current maturities of long-term debt, and lower accrued expenses.

At December 31, 2000, the Company had $14,000 in cash, and a revolving credit facility of $6,750,000 and term facility of $1,500,000. On February 28, 2001, the revolving credit facility is reduced to $5,250,000. The loan facilities with its lender expire April 30, 2002. Amounts outstanding under the revolving facility and the term facility at December 31, 2000 were $5,383,000 and $267,000, respectively. The rate of interest on both facilities is the prime rate. The facilities contain customary representations, warranties, and covenants. At December 31, 2000, the Company was in compliance with the covenants under its credit agreement.

Since December 31, 1999, the Company's current ratio increased to 2.7 from 2.1, due to the working capital changes discussed above. The ratio of long-term debt-to-total capitalization remained unchanged at 63%. The Company believes its financial resources are adequate to fund its needs for the next twelve months.

CASH FLOWS FROM OPERATING ACTIVITIES. Net cash used by operating activities was $437,000 for the year ended December 31, 2000, compared to $696,000 provided for the year ended December 31, 1999, a decrease of $1,133,000. Decreases in cash flow from operating activities resulted from: higher inventories and accounts receivable and lower accrued expenses in 2000. Increases in cash flow from operating activities resulted from: higher net income and increased accounts payable.

CASH FLOWS FROM INVESTING ACTIVITIES. Net cash used in investing activities was $668,000 for capital spending for the year ended December 31, 2000, compared to $734,000 for the year ended December 31, 1999. The $66,000 decrease in cash used in investing activities was primarily due to higher capital leasing activity in 2000. Investments in equipment financed by capital leases are not included as cash used in investing activities.

CASH FLOWS FROM FINANCING ACTIVITIES. Net cash provided by financing activities was $1,067,000 for the year ended December 31, 2000, and $12,000 for the year ended December 31, 1999. The increase in net cash provided by financing activities was primarily attributable to the changes outlined above which were financed by draws on the Company's revolving line of credit.

INFLATION

         Inflation has historically not had a material effect on the Company's operations.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

         During the second quarter of 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." In June 1999, the FASB issued SFAS No. 137, which amended SFAS No. 133 to delay its effective date by one year. SFAS No. 133 is effective for the Company on January 1, 2001. SFAS No. 133 requires that all derivative instruments be recorded on the consolidated balance sheet at their fair value. Changes in the fair value of derivatives will be recorded each period in earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. In June 2000, the FASB issued SFAS No. 138, which amended SFAS No. 133. The Company's management has reviewed the terms of all material contracts and financial instruments and has determined that the adoption of SFAS No. 133, as amended, will have no material impact on its financial position or results of operations.

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

ITEM 8.  FINANCIAL STATEMENTS

         Listed below are the financial statements included in this part of the Annual Report on Form 10-KSB:

(a)      Financial Statements                                         Page No.
         --------------------                                         --------
            Report of Independent                                          14
            Certified Public Accountants

            Balance Sheets at December 31, 1999                            15
            and at December 31, 2000

            Statements of Operations for the years ended                   16
            December 31, 1999 and 2000

            Statements of Shareholders' Equity for                         16
            the years ended December 31, 1999 and 2000

            Statements of Cash Flow for the years ended                    17
            December 31, 1999 and 2000

            Notes to Financial Statements                               18-25

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



Board of Directors
Vita Food Products, Inc.

We have audited the accompanying balance sheets of Vita Food Products, Inc. as of December 31, 2000 and 1999, and the related statements of operations, shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Vita Food Products, Inc. at December 31, 2000 and 1999, and the results of its operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States .



                                                               BDO Seidman, LLP


Chicago, Illinois
February 10, 2001

BALANCE SHEETS                                         VITA FOOD PRODUCTS, INC.

December 31,                                                                                      2000          1999
- ------------------------------------------------------------------------------------------------------------------------
ASSETS
Current Assets
     Cash                                                                                 $     14,474      $     52,548
     Accounts receivable-trade, net of allowance for discounts, returns, and doubtful
       accounts of $194,000 in 2000 and $406,000 in 1999                                     4,054,725         3,470,998
     Inventories
         Raw material and supplies                                                           2,297,791         1,880,744
         Work in process                                                                       163,984            96,156
         Finished goods                                                                      1,943,119         1,625,364
     Prepaid expenses and other current assets                                                 308,190           371,706
     Deferred income taxes                                                                     220,000           200,000
                                                                                          ------------      ------------
Total Current Assets                                                                         9,002,283         7,697,516

Property, Plant and Equipment
     Land                                                                                       35,000            35,000
     Building and Improvements                                                               1,974,429         1,747,147
     Machinery and Office Equipment                                                          5,719,879         5,292,751
                                                                                          ------------      ------------
                                                                                             7,729,308         7,074,898
     Less accumulated depreciation and amortization                                         (4,688,920)       (4,309,753)
                                                                                          ------------      ------------
  Net Property Plant & Equipment                                                             3,040,388         2,765,145

Other Assets                                                                                   146,250           134,280
                                                                                          ------------      ------------
  Total Assets                                                                            $ 12,188,921      $ 10,596,941
- ------------------------------------------------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
     Current maturities of long-term obligations                                          $    363,096      $    526,095
     Accounts payable                                                                        2,225,732         2,105,711
     Accrued other expenses                                                                    740,665         1,058,483
                                                                                          ------------      ------------
Total Current Liabilities                                                                    3,329,493         3,690,289

Long-term Obligations, Less Current Maturities                                               5,592,891         4,375,754

Commitments and Contingencies

Shareholders' Equity
     Preferred stock, $.01 par value, authorized 1,000,000 shares; none issued
     Common stock, $.01 par value; authorized 10,000,000 shares; issued and
       outstanding 3,724,546 shares in 2000 and 3,712,471 shares in 1999                        37,244            37,124
     Additional paid in capital                                                              3,372,906         3,359,800
     Retained Earnings                                                                        (143,613)         (866,026)
                                                                                          ------------      ------------
Total Shareholders' Equity                                                                   3,266,537         2,530,898
                                                                                          ------------      ------------
  Total Liabilities and Shareholders'  Equity                                             $ 12,188,921      $ 10,596,941
- ------------------------------------------------------------------------------------------------------------------------

                                See accompanying notes to finanacial statements

STATEMENTS OF OPERATIONS                                VITA FOOD PRODUCTS, INC.



                                                      2000             1999
- --------------------------------------------------------------------------------

Net Sales                                         $ 25,127,389      $ 22,965,749
Cost of Goods Sold                                  17,929,353        16,165,364
                                                  ------------      ------------
Gross Margin                                         7,198,036         6,800,385

Selling and Administrative Expenses
  Selling, Marketing & Distribution                  4,093,422         3,953,421
  Administrative                                     2,000,244         1,943,338
                                                  ------------      ------------
  Total                                              6,093,666         5,896,759
                                                  ------------      ------------
Operating Profit                                     1,104,370           903,626

Other (Income) Expense
     Write-off of Non-Recurring Cost                         0           235,511
     Interest                                          401,957           357,746
                                                  ------------      ------------
Income Before Income Tax Expense (Benefit)             702,413           310,369
Income Tax Expense (Benefit)                           (20,000)                0
                                                  ------------      ------------
Net Income                                        $    722,413      $    310,369
                                                  ============      ============
Basic Earnings Per Share                          $       0.19      $       0.08
Weighted Average Common Shares Outstanding           3,716,818         3,706,112

Diluted Earnings Per Share                        $       0.19      $       0.08
Weighted Average Common Shares Outstanding           3,728,631         3,714,741


STATEMENTS OF SHAREHOLDERS' EQUITY

                                          COMMON STOCK             ADDITIONAL      RETAINED
                                    -------------------------       PAID-IN        EARNINGS
                                      SHARES         AMOUNT         CAPITAL        (DEFICIT)         TOTAL
- --------------------------------------------------------------------------------------------------------------
Balance, at January 1, 1999         3,704,724     $    37,047     $ 3,353,583     ($1,176,395)     $ 2,214,235
Proceeds from stock purchase
and stock option plans                  7,747     $        77     $     6,217                      $     6,294
Net income                                                                         $  310,369      $   310,369
- --------------------------------------------------------------------------------------------------------------

Balance, at December 31, 1999       3,712,471     $    37,124     $ 3,359,800     ($  866,026)     $ 2,530,898

Proceeds from stock purchase
and stock option plans                 12,075     $       120     $    13,106                      $    13,226
Net income                                                                         $  722,413      $   722,413
- --------------------------------------------------------------------------------------------------------------

Balance, at December 31, 2000       3,724,546     $    37,244     $ 3,372,906     ($  143,613)     $ 3,266,537
- --------------------------------------------------------------------------------------------------------------

                                  See accompanying notes to financial statements

STATEMENTS OF CASH FLOWS                                VITA FOOD PRODUCTS, INC.


Year Ended December 31,                                                                                2000             1999
- --------------------------------------------------------------------------------------------------------------------------------
Cash Flows From Operating Activities
     Net income                                                                                     $   722,413      $   310,369
     Adjustments to reconcile net income to net cash (used in) provided by operating activities
        Depreciation and amortization                                                                   381,131          378,307
        Write-offs on non-recurring costs                                                               235,511
        Changes in assets and liabilities:
               (Increase) in accounts receivable                                                       (583,727)        (654,485)
               (Increase) in deferred income taxes                                                      (20,000)               0
               (Increase) decrease in inventories                                                      (802,630)         441,853
               (Increase) decrease in prepaid expenses and other current assets                          63,516         (198,024)
               Increase in accounts payable                                                             120,021          210,818
               (Decrease) in accrued expenses                                                          (317,818)         (28,346)
                                                                                                    -----------      -----------
  Net cash (used in) provided by operating activities                                                  (437,094)         696,003


CASH FLOWS FROM INVESTING ACTIVITIES
        Capital expenditures                                                                           (593,178)        (675,764)
        Other assets                                                                                    (13,934)         (57,965)
                                                                                                    -----------      -----------
  Net cash (used in)  investing activities                                                             (607,112)        (733,729)


CASH FLOWS FROM FINANCING ACTIVITIES

        Net borrowings under revolving loan facility                                                  1,606,278          334,419
        Payments on term loan facility                                                                 (225,910)        (246,447)
        Payments of capital lease obligations                                                          (106,712)         (82,480)
        Proceeds from stock purchase and stock option plans                                              13,226            6,294
        Payments of other debt obligations                                                             (280,750)               0
                                                                                                    -----------      -----------
Net cash provided by financing activities                                                             1,006,132           11,786
                                                                                                    -----------      -----------
Net (decrease) in cash                                                                                  (38,074)         (25,940)

Cash, at beginning of period                                                                             52,548           78,488
                                                                                                    -----------      -----------
Cash, at end of period                                                                              $    14,474      $    52,548
================================================================================================================================

Supplemental Disclosure of Cash Flow Information
      Cash paid for interest                                                                        $   350,212      $   352,524
      Income taxes paid                                                                             $         0      $         0

Noncash Investing and Financing Activities
      Capital lease obligations                                                                     $    61,232      $         0

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

    PROPERTY, PLANT AND EQUIPMENT

    Property, plant and equipment are stated at cost. Depreciation and amortization are being provided, on straight-line methods, over the estimated useful lives of the assets. Leasehold improvements are being amortized on a straight-line basis over the lives of the respective leases or the service lives of the improvements, whichever is shorter. Amortization of assets under capital lease are included in depreciation and amortization. Repair and maintenance items are expensed as incurred.

    LONG-LIVED ASSETS

    The Company reviews the carrying values of its long-lived and identifiable intangible assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Any long-lived assets held for disposal are reported at the lower of their carrying amounts or fair value less cost to sell. As of December 31, 2000 there has been no impairment of long-lived assets.

    ESTIMATES

    The accompanying financial statements include estimated amounts and disclosures based on management's assumptions about future events. Actual results may differ from those estimates.

                            VITA FOOD PRODUCTS, INC.

                          NOTES TO FINANCIAL STATEMENTS


    ADVERTISING

    Advertising costs are expensed as incurred and included in "selling and marketing expenses". Advertising expenses amounted to approximately $347,000 and $406,000 in 2000 and 1999, respectively.

    SHIPPING AND HANDLING FEES

    The Company classifies shipping and handling costs billed to customers as revenue. Costs related to shipping are classified as cost of sales.

    SLOTTING FEES

    Slotting fees are paid to individual retailers and warehouse clubs to obtain initial shelf space for new products. The Company pays for such fees by issuing a check or providing free goods for in-store demonstrations. The cost of the slotting fees is valued at the amount of cash paid, or the cost to the Company of the goods provided in exchange. The Company expenses' slotting fees over 12 months.

    INCOME TAXES

    The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the tax basis and financial reporting basis of certain assets and liabilities based upon currently enacted tax rates expected to be in effect when such amounts are realized or settled.

    BASIC AND DILUTED EARNINGS PER COMMON SHARE

    Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding. Diluted earnings per share follows the computation of basic earnings per share and gives effect to all dilutive potential common shares that were outstanding during the year.

    The following is a reconciliation from basic earnings per share to diluted earnings per share for each of the last two years:

                                                      Weighted
                                                       Average
                                         Net           Shares       Earnings
                                       Income       Outstanding     Per share
    ----------------------------------------------------------------------------
    2000
      Basic                           $722,413       3,716,818        $ 0.19
      Effect of dilution:
         Stock options                                  11,813
    ----------------------------------------------------------------------------
      Diluted                         $722,413       3,728,631        $ 0.19
    ----------------------------------------------------------------------------
    1999
      Basic                           $310,369       3,706,112        $ 0.08
      Effect of dilution:
         Stock options                                   8,629
    ----------------------------------------------------------------------------
      Diluted                         $310,369       3,714,741        $ 0.08
    ----------------------------------------------------------------------------

                            VITA FOOD PRODUCTS, INC.

                          NOTES TO FINANCIAL STATEMENTS


    RECENT ACCOUNTING PRONOUNCEMENTS

    During the second quarter of 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." In June 1999, the FASB issued SFAS No. 137, which amended SFAS No. 133 to delay its effective date by one year. SFAS No. 133 is effective for the Company on January 1, 2001. SFAS No. 133 requires that all derivative instruments be recorded on the consolidated balance sheet at their fair value. Changes in the fair value of derivatives will be recorded each period in earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. In June 2000, the FASB issued SFAS No. 138, which amended SFAS No. 133. The Company's management has reviewed the terms of all material contracts and financial instruments and has determined that the adoption of SFAS No. 133, as amended, will have no material impact on its financial position or results of operations.


2.  ACCRUED EXPENSES

    Accrued expenses consist of the following:

        December 31,                                  2000           1999
    -------------------------------------------------------------------------

    Metropolitan Water Reclamation
       District user charges                       $  183,500      $  446,172
    Accrued interest                                   88,829          37,084
    Accrued salaries and bonuses                      376,597         403,146
    Other taxes                                        45,968          46,078
    Other                                              45,771         126,003
    -------------------------------------------------------------------------
                                                   $  740,665      $1,058,483
    =========================================================================

3.  LONG-TERM OBLIGATIONS

    Long-term obligations consist of the following:

    December 31,                                         2000            1999
    -------------------------------------------------------------------------
    Revolving loan facility expires on April
        30, 2002. Interest at prime (9.5% at       $5,383,216      $3,776,938
        December 31, 2000) (a)
    Term loan facility expires on April 30,
        2002. Interest at prime (a)                   266,802         492,712
    10% and 8% unsecured promissory notes to
        the shareholders of the Company (b)
                                                            0         280,750
    Capitalized lease obligations                     305,969         351,449
    -------------------------------------------------------------------------
                                                    5,955,987       4,901,849
    Less current maturities                           363,096         526,095
    -------------------------------------------------------------------------
                                                   $5,592,891      $4,375,754
    =========================================================================

    (a) The Company has a loan and security agreement (the "Agreement") with a bank consisting of a revolving loan facility and a term loan facility, with maximum borrowing limits of $6,750,000 and

                            VITA FOOD PRODUCTS, INC.

                          NOTES TO FINANCIAL STATEMENTS


    $1,500,000, respectively. All assets of the Company are pledged as collateral for all borrowings under the Agreement. The Agreement provides that the Company must meet certain covenants including minimum quarterly operating and tangible net worth results, and provides for restrictions on the payment of dividends. At December 31, 2000, the Company was in compliance with these covenants.

    (b) The 10% notes, which totaled $190,096, matured in February 2000 and were repaid in full at such time. Repayment of the 8% notes, which totaled $90,654 and were subordinated to the advances under the loan and security agreement were contingent upon meeting certain circumstances under the Agreement. Under agreement with the bank, these notes were repaid in full in May 2000.

    Scheduled annual maturities of long-term obligations as of December 31, 2000 are as follows:

    Year ending December 31,
    ---------------------------------------------------------------------------

    2001                                                             $ 363,096
    2002                                                             5,509,086
    2003                                                                83,805
    ---------------------------------------------------------------------------

                                                                    $5,955,987
    ===========================================================================


    The Company incurred interest expense with related parties of $4,632 and $26,700 for the years ended December 31, 2000 and 1999, respectively.

    The Company leases certain equipment under capitalized lease agreements. The leases are noncancellable and expire in 2001-2003. The following is a schedule of future minimum payments under the capital leases as of December 31, 2000, together with the present value of net minimum lease payments:

    Year ending December 31,
    ---------------------------------------------------------------------------

    2001                                                              $132,177
    2002                                                               113,368
    2003                                                                86,006
    ---------------------------------------------------------------------------
    Net minimum lease payments                                         331,551
    Less amount representing interest                                   25,582
    ===========================================================================
    Present value of net minimum lease payments                       $305,969
    ===========================================================================

    The equipment which is leased under the capitalized lease agreements and classified as machinery and office equipment in the accompanying balance sheets is as follows:

                            VITA FOOD PRODUCTS, INC.

                          NOTES TO FINANCIAL STATEMENTS



    December 31,                                   2000                 1999
    --------------------------------------------------------------------------

    Cost                                       $546,510             $485,278
    Accumulated depreciation                   (130,306)             (82,258)
    --------------------------------------------------------------------------

                                               $416,204             $403,020
    ==========================================================================


4.  INCOME TAXES

    Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The tax effects of existing temporary differences that give rise to significant portions of the net deferred tax assets are as follows:

    December 31,                                   2000                 1999
    --------------------------------------------------------------------------

    Deferred tax assets:
    Uniform inventory capitalization           $ 37,000            $  41,000
    Accrued liabilities                           3,000              158,000
    Contributions carryover                      37,000               36,000
    Net operating loss carryforwards            535,000              636,000
    --------------------------------------------------------------------------

                                                612,000              871,000
    Deferred tax liability:
       Depreciation                            (211,000)            (162,000)
    --------------------------------------------------------------------------

                                                401,000              709,000
    Less valuation allowance                   (181,000)            (509,000)
    --------------------------------------------------------------------------

    Net deferred tax asset                     $220,000             $200,000
    ==========================================================================

    The valuation allowance decreased by $328,000 in 2000 and decreased by $105,000 in 1999.

    Based on its projected pretax income for the year ended December 31, 2000, which would allow the Company to partially utilize its net operating loss carryforwards, the Company determined that a partial recognition of the deferred tax asset valuation allowance was appropriate. The Company also determined, as of December 31, 2000, that it was more likely than not that it would not be able to fully realize the remaining net deferred tax assets. The Company based this determination on the uncertainty of the effects on future pretax income of the Company's acquisition strategy.

    Income tax expense (benefit) at December 31, 2000 and 1999 consists of the following:

                            VITA FOOD PRODUCTS, INC.

                          NOTES TO FINANCIAL STATEMENTS


    Year ended December 31,                            2000             1999
    -------------------------------------------------------------------------

    Current                                        $      0        $      0
    Deferred                                        308,000         105,000
    Adjustment of valuation allowance              (328,000)       (105,000)
    -------------------------------------------------------------------------

    Income tax expense (benefit)                   ($20,000)       $      0
    -------------------------------------------------------------------------

    The reconciliation of income tax computed at the United States federal statutory tax rate of 34% to income tax expense (benefit) is as follows:

    Year ended December 31,                            2000            1999
    -------------------------------------------------------------------------

    Tax at federal statutory rate                  $239,000        $118,000
    Change in deferred tax valuation allowance     (328,000)       (105,000)
    Other                                            69,000         (13,000)
    -------------------------------------------------------------------------

    Income tax expense (benefit)                   ($20,000)       $      0
    -------------------------------------------------------------------------

    During 2000 and 1999 the Company recognized the benefit of net operating loss carryforwards of $214,000 and $353,000, respectively.

    At December 31, 2000 the Company had net operating loss carryforwards of $1,370,000 and income tax credit carryforwards of $77,000. Both the net operating loss carryforwards and income tax credit carryforwards expire from 2011 through 2020.

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

    B. The Company had previously contested the amount of user charges assessed by the Metropolitan Water Reclamation District (the "District") for 1994
        - 1997. The Company had provided accruals of approximately $311,000 as of December 31, 1999 for user charges during this time period. These accruals were based upon settlement negotiations between the Company and the District. In December 2000 the Company came to an agreement with the District settling all user charges from 1994 to 2000 of approximately $367,000. The agreement resulted in a reduction of accruals in the amount of $57,420 net of related costs.

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

                            VITA FOOD PRODUCTS, INC.

                          NOTES TO FINANCIAL STATEMENTS


6.  EMPLOYEE BENEFIT PLANS

    The Company has established a qualified profit sharing plan covering its non-union employees. Participants may elect to defer a portion of annual compensation. The Company may contribute amounts at the discretion of the board of directors.

    The Company expensed 401(k) matching contributions of $13,727 and $12,771 in 2000 and 1999, respectively.

    Additionally, the Company participates in two multi-employer plans that provide benefits to the Company's union employees. Contributions to the plans for the years ended December 31, 2000 and 1999 were $34,232 and $34,972, respectively.

7.  MAJOR CUSTOMER

    The Company had sales to one customer in 2000 and 1999 representing 10% of net sales for each year. At December 31, 2000 and 1999 the accounts receivable balance from this customer was $335,286 and $302,042, respectively.

8.  CAPITAL

    On September 11, 1996, the Company adopted the Vita Food Products, Inc. 1996 Stock Option Plan (the "Plan") pursuant to which 325,000 shares of common stock have been reserved for issuance upon the exercise of options designated as either an "incentive stock option" or as a "nonqualified stock option." These options vest at 20% per year and may be granted to employees or other constituencies of the Company, including members of the board of directors who are employees. On September 11, 1996, the Company also adopted the Vita Food Products, Inc. 1996 Stock Option Plan for Non-Employee Directors (the "Director Plan"). The Plan was amended and restated in 2000 to provide for 175,000 shares of common stock to be reserved for issuance upon the exercise of options designated as a "nonqualified stock option." These options become fully vested six months after issuance and may be granted to directors who are not employees of the Company. Generally, options are exercisable for a period of ten years from the date of grant. Further, in September 1996, the Company adopted the 1996 Employee Stock Purchase Plan pursuant to which 150,000 shares of common stock have been reserved for issuance.

    Information with respect to the stock option plans follows:

    Year ended December 31,                               2000            1999
    ---------------------------------------------------------------------------

    Options outstanding at beginning of year           208,000         103,000
    Options granted                                     59,000         106,500
    Options exercised                                    7,000               0
    ---------------------------------------------------------------------------
    Options forfeited                                   91,500           1,500
    ---------------------------------------------------------------------------
    Options outstanding at end of year                 168,500         208,000
    ---------------------------------------------------------------------------
    Weighted average remaining
       contractual life                              7.9 years       8.6 years
    Options exercisable                                114,600         118,200
    ---------------------------------------------------------------------------

    Option prices per share granted             $1.50 - $1.875   $0.94 - $1.50
    ---------------------------------------------------------------------------

                            VITA FOOD PRODUCTS, INC.

                          NOTES TO FINANCIAL STATEMENTS


    ================================================================
    Weighted Average Exercise Price
    ----------------------------------------------------------------
    January 1, 1999                                         $3.42
    ----------------------------------------------------------------
    December 31, 1999                                       $2.38
                Exercisable                                 $2.38
                Forfeited                                   $1.00
    ----------------------------------------------------------------
    December 31, 2000                                       $2.60
                Exercised                                   $1.03
                Exercisable                                 $2.60
                Forfeited                                   $1.69
    ================================================================


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

    The weighted-average, grant date fair value of stock options granted to employees during the year and the weighted-average significant assumptions used to determine those fair values, using a modified Black-Sholes option pricing model, and the pro forma effect on earnings of the fair value accounting for stock options under Statement of Financial Accounting Standards No. 123, are as follows:

                                                             2000        1999
- --------------------------------------------------------------------------------
    Weighted average fair value per options granted        $   1.17    $   0.59

    Significant assumptions (weighted average)
         Risk-free interest rate at grant date                  5.8%        6.3%
         Expected stock price volatility                       0.75        0.75
         Expected dividend payout                                -0-         -0-
         Expected option life (years)                             5           5

    Net Income
         As reported                                       $722,413    $310,369
         Pro forma                                          684,493    $272,635

    Basic earnings per share
         As reported                                       $   0.19    $   0.08
         Pro forma                                         $   0.18    $   0.07
- --------------------------------------------------------------------------------

    In January 1997, in conjunction with a public offering of its common stock, the Company issued 846,500 stock purchase warrants. The warrants are exercisable at $9 per share and expire in January 2002. At December 31, 2000, 846,500 warrants are outstanding.

9.  EMPLOYMENT CONTRACTS

    The Company has employment agreements with two officers of the Company, extending through January 2002. Under the terms of these agreements, the officers are entitled to be paid a salary of $215,000 annually (adjusted annually for increases of at least the cost of living index), plus bonuses, if any, and certain perquisites.

                            VITA FOOD PRODUCTS, INC.

                          NOTES TO FINANCIAL STATEMENTS


10.WRITE-OFF OF ACQUISITION COSTS

    At the end of 1999, the Company abandoned certain corporate acquisition efforts. Legal, accounting, finance, and other due diligence costs incurred and previously capitalized in the amount of $333,000 less estimated recoveries from third parties of $97,000, resulted in a net write-off of $236,000 in the fourth quarter of 1999.

11.FAIR VALUE OF FINANCIAL INSTRUMENTS

    The carrying amount of cash, accounts receivable, accounts payable and short-term debt approximates fair value due to the short-term nature of these instruments. The fair value of the Company's notes payable, and capital lease obligations is based on rates currently available from the bank for debt with similar terms and maturities.

                            VITA FOOD PRODUCTS, INC.

                          NOTES TO FINANCIAL STATEMENTS


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not Applicable


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE ISSUER

     The information required by this Item 10 as to the Directors of the Company is incorporated herein by reference to the information set forth under the caption "Election of Directors" in the Company's definitive Proxy Statement for the 2001 Annual Meeting of Stockholders.

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by this Item 11 is incorporated by reference to the information set forth under the caption "Compensation of Executive Officers" in the Company's definitive Proxy Statement for the 2001 Annual Meeting of Stockholders.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item 12 is incorporated by reference to the information set forth under the caption "Security Ownership of Principal Holders and Management" in the Company's definitive Proxy Statement for the 2001 Annual Meeting of Stockholders, since such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company's fiscal year pursuant to Regulation 14A.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item 12 is incorporated by reference to the information set forth under the caption "Certain Relationships and Related Transactions" in the Company's definitive Proxy Statement for the 2001 Annual Meeting of Stockholders, since such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company's fiscal year pursuant to Regulation 14A.


                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     Listed below are the exhibits included in this part of the Annual Report on Form 10-KSB:

(a)    REPORTS FILED ON FORM 8-K

       None

(b)    EXHIBITS (NUMBERED IN ACCORDANCE WITH ITEM 601 OF REGULATION S-B)


                                  EXHIBIT INDEX

EXHIBIT

NUMBER                                               EXHIBIT TITLE
- ------                                               -------------

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

(1) 10.1 Loan and Security Agreement dated as of March 20, 1995 by and between the Company and NBD Bank, as amended (Ex. 10.3)

(3) 10.1.1          Second Amendment to Loan and Security Agreement (Ex. 10.1.1)

(3)10.1.2           Third Amendment to Loan and Security Agreement (Ex. 10.1.2)

(3) 10.1.3          Form of Fourth Amendment to Loan and Security Agreement
                    (Ex. 10.1.3)

(4) 10.1.4          Fifth Amendment to Loan and Security Agreement (Ex. 10.1.4)



- ----------------

(1) Incorporated by reference to Form SB-2 Registration Statement (File No. 333-5738), filed with the Securities and Exchange Commission on September 23, 1996. Form SB-2 Exhibit Number is included in parenthesis following the title of the Exhibit.

(2) Incorporated by reference the amendment to Form SB-2 Registration Statement (File No. 333-5738), filed with the Securities and Exchange Commission on November 14, 1996. Form SB-2 Exhibit Number is included in parenthesis following the title of the Exhibit.

(3) Incorporated by reference to Form 10-KSB for the fiscal year ended December 31, 1997, filed with the Securities and Exchange Commission on March 30, 1998. Form 10-KSB Exhibit Number is included in parenthesis following the title of the Exhibit.

(4) Incorporated by reference to Form 10-QSB for the fiscal quarter ended June 30, 1998, filed with the Securities and Exchange Commission on August 7, 1998. Form 10-QSB Exhibit Number is included in parenthesis following the title of the Exhibit.

(5) 10.1.5          Sixth Amendment to Loan and Security Agreement and Note
                    (Ex. 10.1.5)

(6) 10.1.6          Seventh Amendment to Loan and Security Agreement
                    (Ex. 10.1.6)

(1) 10.2            Form of 1996 Employee Stock Option Plan (Ex. 10.4)x

(1) 10.3            Form of 1996 Stock Option Plan for Non-Employee Directors
                    (Ex. 10.5)x

(1) 10.4            Form of Employment Agreement between the Company and Stephen
                    D. Rubin (Ex. 10.7)x

(6)10.4.1 Amendment One to Employment Agreement between the Company and Stephen D. Rubinx (Ex. 10.4.1)

(1) 10.5            Form of Employment Agreement between the Company and Clark
                    L. Feldman (Ex. 10.8)x

(6)10.5.1 Amendment One to Employment Agreement between the Company and Clark L. Feldmanx (Ex. 10.5.1)

(1) 10.6 Long Term Supply/Purchase Agreement dated as of September 1, 1992 by and between the Company and Barry's Limited
                    (Ex. 10.9)

(2) 10.9 Gorenstein Agreement dated September 20, 1996 by and among the Company, Stephen D. Rubin, Clark L. Feldman, Sam Gorenstein, David Gorenstein and J.B.F. Enterprises
                    (Ex. 10.26)







- --------------------------------------------------------------------------------

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

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              VITA FOOD PRODUCTS, INC.


                                              By:    /s/ Stephen D. Rubin
                                                 -------------------------------
                                                        Stephen D. Rubin
                                                            President

                                              Date: March 20, 2001

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant in the following capacities on March 20, 2001.


              Signatures                                               Title

/s/Stephen D. Rubin/s/                                         Director and President
- --------------------------------------                     (Principal Executive Officer)
Stephen D. Rubin


/s/Clark L. Feldman/s/                            Director, Executive Vice President and Secretary
- --------------------------------------
Clark L. Feldman

/s/Clifford K. Bolen/s/                               Vice President, Chief Financial Officer
- --------------------------------------                              and Treasurer
Clifford K. Bolen                                   (Principal Financial and Accounting Officer)


/s/Michael Horn/s/                                                    Director
- --------------------------------------
Michael Horn


/s/Neal Jansen/s/                                                     Director
- --------------------------------------
Neal Jansen


/s/Steven A. Rothstein/s/                                             Director
- --------------------------------------
Steven A. Rothstein


/s/Jeffrey C. Rubenstein/s/                                           Director
- --------------------------------------
Jeffrey C. Rubenstein


/s/John C. Seramur/s/                                                 Director
- --------------------------------------
John C. Seramur


/s/Joel D. Spungin/s/                                                 Director
- --------------------------------------
Joel D. Spungin