Form 10QSB
period 2001-03-31
VITA FOOD PRODUCTS INC
filed 2001-05-15
CIK 1024342

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the Quarterly Period Ended March 31, 2001


                         Commission File Number 1-12599



                            VITA FOOD PRODUCTS, INC.
       ------------------------------------------------------------------
           (Name of small business issuer as specified in its charter)



             NEVADA                                             #36-3171548
-------------------------------                              ----------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)



2222 WEST LAKE STREET
CHICAGO, ILLINOIS                     (312) 738-4500                 60612
----------------------        -----------------------------       ----------
(Address of principal           Issuer's telephone number         (Zip code)
executive offices)







Number of shares outstanding of issuer's common stock, par value $.01 per share, as of May 7, 2001 is 3,724,546.



Transitional Small Business Disclosure Format:     Yes         No   X
                                                       -----      -----

                            VITA FOOD PRODUCTS, INC.

         REPORT ON FORM 10-QSB FOR THE THREE MONTHS ENDED MARCH 31, 2001

                                      INDEX


I.  FINANCIAL INFORMATION:

    Item 1. Financial Statements (unaudited)

            Balance Sheets................................................... 3

            Statements of Operations......................................... 4

            Statements of Shareholders' Equity............................... 4

            Statements of Cash Flows......................................... 5

            Notes to Financial Statements.................................... 6


    Item 2. Management's Discussion and Analysis of Financial Condition
            and Results of Operations........................................ 6


II. OTHER INFORMATION........................................................ 8

BALANCE SHEETS                                          VITA FOOD PRODUCTS, INC.

================================================================================

                                                                                            MARCH 31,        DECEMBER 31,
                                                                                              2001              2000
                                                                                           (UNAUDITED)        (AUDITED)
--------------------------------------------------------------------------------------------------------------------------
ASSETS
Current Assets
     Cash                                                                                 $     37,943      $     14,474
     Accounts receivable-trade, net of allowance for discounts, returns, and doubtful
       accounts of $142,138 in 2001 and $362,896 in 2000                                     2,611,990         4,054,725
     Inventories
         Raw material and supplies                                                           2,053,154         2,297,791
         Work in process                                                                       128,904           163,984
         Finished goods                                                                      1,416,842         1,943,119
     Prepaid expenses and other current assets                                                 287,471           308,190
     Deferred income taxes                                                                     220,000           220,000
                                                                                          ------------      ------------
Total Current Assets                                                                         6,756,304         9,002,283

Property, Plant and Equipment
     Land                                                                                       35,000            35,000
     Building and Improvements                                                               1,982,667         1,974,429
     Machinery and Office Equipment                                                          5,781,984         5,719,879
                                                                                          ------------      ------------
                                                                                             7,799,651         7,729,308
     Less accumulated depreciation and amortization                                         (4,796,288)       (4,688,920)
                                                                                          ------------      ------------
  Net Property Plant & Equipment                                                             3,003,363         3,040,388

Other Assets                                                                                   148,489           146,250
                                                                                          ------------      ------------
  Total Assets                                                                            $  9,908,156      $ 12,188,921
--------------------------------------------------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
     Current maturities of long-term obligations                                          $    319,453      $    363,096
     Accounts payable                                                                        1,171,652         2,225,732
     Accrued other expenses                                                                    431,398           740,665
                                                                                          ------------      ------------
Total Current Liabilities                                                                    1,922,503         3,329,493

Long-term Obligations, Less Current Maturities                                               4,660,500         5,592,891

Commitments and Contingencies

Shareholders' Equity
     Preferred stock, $.01 par value, authorized 1,000,000 shares; none issued
     Common stock, $.01 par value; authorized 10,000,000 shares; issued and
       outstanding 3,724,546 shares in 2001 and 3,724,546 shares in 2000                        37,244            37,244
     Additional paid in capital                                                              3,372,906         3,372,906
     Retained Earnings                                                                         (84,997)         (143,613)
                                                                                          ------------      ------------
Total Shareholders' Equity                                                                   3,325,153         3,266,537
                                                                                          ------------      ------------
  Total Liabilities and Shareholders'  Equity                                             $  9,908,156      $ 12,188,921
--------------------------------------------------------------------------------------------------------------------------

STATEMENTS OF OPERATIONS                                VITA FOOD PRODUCTS, INC.

================================================================================

                                               FOR THE THREE MONTHS ENDED
                                                        March 31,
                                                   2001            2000
                                               (UNAUDITED)     (UNAUDITED)
--------------------------------------------------------------------------------

Net Sales                                      $ 6,219,753     $ 6,218,402
Cost of Goods Sold                               4,527,035       4,519,859
                                               -----------     -----------
Gross Margin                                     1,692,718       1,698,543

Selling and Administrative Expenses
  Selling, Marketing & Distribution              1,003,619       1,056,070
  Administrative                                   517,611         519,479
                                               -----------     -----------
  Total                                          1,521,230       1,575,549
                                               -----------     -----------
Operating Profit                                   171,488         122,994

Other (Income) Expense
     Interest                                      112,872         101,107
                                               -----------     -----------
Income Before Income Tax Expense (benefit)          58,616          21,887
Income Tax Expense (Benefit)                             0         (22,000)
                                               -----------     -----------
Net Income                                     $    58,616     $    43,887

Basic Earnings Per Share                       $      0.02     $      0.01
Weighted Average Common Shares Outstanding       3,724,546       3,712,471

Diluted Earnings Per Share                     $      0.02     $      0.01
Weighted Average Common Shares Outstanding       3,732,727       3,733,320


STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)          VITA FOOD PRODUCTS, INC.

================================================================================

                                        COMMON STOCK           ADDITIONAL
                                  ------------------------      PAID-IN        RETAINED
                                    SHARES        AMOUNT        CAPITAL        EARNINGS         TOTAL
--------------------------------------------------------------------------------------------------------
Balance, at January 1, 2000       3,712,471     $   37,124     $3,359,800      ($866,026)     $2,530,898

Net income                                                                     $  43,887      $   43,887
                                  ---------     ----------     ----------     ----------      ----------
Balance, at March 31, 2000        3,712,471     $   37,124     $3,359,800      ($822,139)     $2,574,785
--------------------------------------------------------------------------------------------------------

Balance, at January  1, 2001      3,724,546     $   37,244     $3,372,906      ($143,613)     $3,266,537

Net income                                                                     $  58,616

Balance, at March  31, 2001       3,724,546     $   37,244     $3,372,906       ($84,997)     $3,325,153
--------------------------------------------------------------------------------------------------------

STATEMENTS OF CASH FLOWS                                VITA FOOD PRODUCTS, INC.

================================================================================

                                                                                            FOR THE THREE MONTHS
                                                                                               ENDED MARCH 31,
                                                                                           2001             2000
                                                                                        (UNAUDITED)      (UNAUDITED)
--------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                                                         $    58,616      $    43,887
     Adjustments to reconcile net loss to net cash provided by operating activities
        Depreciation and amortization                                                       107,859           99,040
        Changes in assets and liabilities:
               Decrease in accounts receivable                                            1,442,735          829,959
               (Increase) in deferred income taxes                                                0          (22,000)
               Decrease in inventories                                                      805,994          610,246
               (Increase) decrease in prepaid expenses and other current assets              20,719          (24,622)
               (Decrease)  in accounts payable                                           (1,054,080)        (503,071)
               (Decrease) in accrued expenses                                              (309,267)        (323,617)
                                                                                        -----------      -----------
  Net cash provided by operating activities                                               1,072,576          709,822


CASH FLOWS FROM INVESTING ACTIVITIES
        Capital expenditures                                                                (70,343)        (204,032)
        Other assets                                                                         (2,730)           8,372
                                                                                        -----------      -----------
  Net cash (used in) investing activities                                                   (73,073)        (195,660)


CASH FLOWS FROM FINANCING ACTIVITIES
        Net payments under revolving loan facility                                         (886,078)        (332,363)
        Payments on term loan facility                                                      (61,612)         (61,612)
        Net payments under capital lease obligations                                        (28,344)          36,466
        Payments of other debt obligations                                                        0         (190,097)
                                                                                        -----------      -----------
  Net cash used in financing activities                                                    (976,034)        (547,606)
                                                                                        -----------      -----------
Net increase (decrease) in cash                                                              23,469          (33,444)

Cash, at beginning of period                                                                 14,474           52,548
                                                                                        -----------      -----------
Cash, at end of period                                                                  $    37,943      $    19,104
--------------------------------------------------------------------------------------------------------------------

                            VITA FOOD PRODUCTS, INC.

                          NOTES TO FINANCIAL STATEMENTS

                                   (unaudited)


The accompanying unaudited interim financial statements have been prepared in accordance with the instructions for Form 10-QSB and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the financial statements and related notes included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000. In the opinion of management, all adjustments necessary for a fair presentation of such interim financial statements have been included. All such adjustments are of a normal recurring nature.




ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS




COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2001 AND THE THREE MONTHS ENDED MARCH 31, 2000

REVENUES. Net sales for the three months ended March 31, 2001 were $6,220,000, compared to $6,218,000 for the same period in 2000, effectively remaining flat. The breakdown of gross sales by product group was a combination of a 6% decrease in sales of herring products, a 7% increase in sales of salmon products, and a 12% decrease in the sale of other specialty products due to last year's larger than normal volume as a result of introductory promotions. Herring, salmon, and specialty product sales represented 49%, 44%, and 7% of the Company's total sales during this period, respectively.

GROSS MARGIN. Gross margin for the three months ended March 31, 2001 was $1,693,000, compared to $1,699,000 for the same period in 2000, a decrease of $6,000 or 0.3%. As a percentage of net sales, gross margin was 27.2% in the three months versus 27.3% in the same period in 2000, a decrease of 0.1%.

OPERATING EXPENSES. Selling and administrative expenses for the three months ended March 31, 2001 were $1,521,000, compared to $1,576,000 for the same period in 2000, a decrease of $55,000 or 3.5%. As a percentage of net sales, selling, marketing and administrative expenses decreased to 24.5% from 25.3% for the same period in 2000, a decrease of 0.8%. The decrease in the selling, marketing, and distribution expense was primarily attributable to a decrease in marketing expenses of $81,000 or 28% from the prior year partially offset by an increase in distribution expenses of $28,000 or 7% compared to the prior year due to increased warehousing and transportation costs. The decrease in marketing expenses was due to a decrease in tradeshow expenses compared to last year and fewer advertising and incentive deals compared to the prior year. Administrative expenses for the period were $518,000 compared to $519,000 for the same period in 2000, a decrease of $1,000.

INTEREST EXPENSE. Interest expense for the three months ended March 31, 2001 was $113,000, compared to $101,000 for the same period in 2000, an increase of $12,000 or 11.9%. This increase was attributable to higher average borrowings of $1,247,000, a result of higher average inventories and capital expenditure purchases during the period. The increase was partially offset by lower interest rates compared to the same period in 2000.

INCOME TAXES. The Company provided for no income tax expense for the three months ended March 31, 2001, compared to an income tax benefit of $22,000 for the same period in 2000. In 2001, the Company reduced its reserve on deferred income taxes as a result of a higher expected future utilization of its net operating loss carryforward, which was offset by the income tax expense for the period.

NET INCOME. As a result of the increases and decreases discussed above, net income for the three months ended March 31, 2001 was $59,000 or $0.02 per share compared to net income of $44,000 or $0.01 per share for the same period in 2000, an increase in net income of $15,000 or $0.01 per share.


FINANCIAL CONDITION

At March 31, 2001, the Company had $4,834,000 in working capital, compared to $5,673,000 at December 31, 2000, a decrease of $839,000 or 15%. The decrease was primarily attributable to the Company's typical slowdown following the busiest quarter of the year. Accounts receivable and inventories are substantially higher at the end of the fiscal year due to the very heavy fourth quarter.

At March 31, 2001, the Company had $38,000 in cash and a revolving credit facility of $5,250,000 and term facility of $1,500,000 with its lender, each of which expire April 30, 2002. Amounts outstanding under the revolving facility and the term facility at March 31, 2001 were $4,497,000 and $205,000, respectively. The rate of interest on both facilities was the prime rate minus 0.5%, or LIBOR plus 2.20%. The facilities contain customary representations, warranties, and covenants. At March 31, 2001, the Company was in compliance with the covenants under its credit agreement.

Since December 31, 2000, the Company's current ratio increased to 3.5 from 2.7, due to the working capital changes discussed above. The ratio of long-term debt to total capitalization decreased to 58% from 63%, primarily as a result of the payments made on the Company's bank credit facility. The Company believes its financial resources are adequate to fund its needs for the next twelve months.

CASH FLOWS FROM OPERATING ACTIVITIES. Net cash provided by operating activities was $1,073,000 for the three months ended March 31, 2001, compared to $710,000 for the same period in 2000. This increase was primarily attributable to higher reductions in accounts receivable and inventories during this period partially offset by a higher reduction in accounts payable, as compared to the prior year period.

CASH FLOWS FROM INVESTING ACTIVITIES. Net cash used in investing activities was $73,000 for the three months ended March 31, 2001, compared to $196,000 for the same period in 2000. The Company primarily used these funds to purchase machinery and equipment for its manufacturing operations.

CASH FLOWS FROM FINANCING ACTIVITIES. Net cash used in financing activities was $976,000 for the three months ended March 31, 2001, compared to $548,000 for the same period in 2000. The increase in net cash used in financing activities was primarily attributable to the changes outlined above which generated cash to pay down the Company's revolving line of credit.


SUBSEQUENT EVENTS

On May 7, 2001 the Company announced that it has entered into an agreement in principle with Virginia Honey Company, Inc. and Terry W. Hess, the sole shareholder of Virginia Honey, to purchase all of the equity of Virginia Honey. Virginia Honey is a manufacturer and distributor of exceptional honey, salad dressings, including its award-winning vidalia onion vinaigrette salad dressings, sauces, jams & jellies, and gift baskets. The expansion of Virginia Honey in 1998 provided a 24,000 square foot packaging operation as well as new state-of-the-art filling equipment and a 40,000 square foot manufacturing plant. Pursuant to the agreement with Vita, Mr. Hess will enter into an employment agreement with Virginia Honey.


PART II - OTHER INFORMATION
ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
         (a)   Exhibits
               None

         (b) No reports on Form 8-K were filed during the quarter for which this report is filed.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                  VITA FOOD PRODUCTS, INC.




Date: May 7, 2001                 By:       /s/ Stephen D. Rubin
                                      ---------------------------------------
                                                Stephen D. Rubin
                                                   President
                                          (Principal Executive Officer)



Date: May 7, 2001                 By:       /s/ Clifford K. Bolen
                                      ---------------------------------------
                                                Clifford K. Bolen
                                  Vice President and Chief Financial Officer
                                  (Principal Financial and Accounting Officer)