Form 10QSB
period 2001-06-30
VITA FOOD PRODUCTS INC
filed 2001-08-14
CIK 1024342

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the Quarterly Period Ended June 30, 2001


                         Commission File Number 1-12599



                            VITA FOOD PRODUCTS, INC.
       ------------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)



               NEVADA                                               #36-3171548
---------------------------------------                            -------------
(State or other jurisdiction of                                 (I.R.S. Employer
incorporation or organization)                               Identification No.)



2222 WEST LAKE STREET
CHICAGO, ILLINOIS                       (312) 738-4500                 60612
----------------------------    ------------------------------    -------------
(Address of principal              Issuer's telephone number        (Zip code)
executive offices)


Number of shares outstanding of issuer's common stock, par value $.01 per share, as of Aug 7, 2001 is 3,726,225.



Transitional Small Business Disclosure Format:     Yes             No     X
                                                       ----------     ----------

                            VITA FOOD PRODUCTS, INC.

         REPORT ON FORM 10-QSB FOR THE THREE MONTHS ENDED June 30, 2001

                                     INDEX

I.       FINANCIAL INFORMATION:
         Item 1.      Financial Statements (unaudited)
                      Balance Sheets.....................................................................         3
                      Statements of Operations...........................................................         4
                      Statements of Shareholders' Equity.................................................         4
                      Statements of Cash Flows...........................................................         5
                      Notes to Financial Statements......................................................         6

         Item 2.      Management's Discussion and Analysis of Financial Condition and Results
                      of Operations......................................................................         6


II.      OTHER INFORMATION...............................................................................         8

BALANCE SHEETS                                          VITA FOOD PRODUCTS, INC.


                                                                                         JUNE 30, DECEMBER 31,
                                                                                             2001         2000
                                                                                      (UNAUDITED)    (AUDITED)
--------------------------------------------------------------------------------------------------------------
ASSETS
Current Assets
     Cash                                                                               $101,987      $14,474
     Accounts receivable-trade, net of allowance for discounts, returns, and doubtful
       accounts of $107,000 in 2001 and $194,000 in 2000                               2,081,229    4,054,725
     Inventories
         Raw material and supplies                                                     2,141,686    2,297,791
         Work in process                                                                  72,936      163,984
         Finished goods                                                                1,728,856    1,943,119
     Prepaid expenses and other current assets                                           358,814      308,190
     Deferred income taxes                                                               220,000      220,000
                                                                                     -----------    ----------
Total Current Assets                                                                   6,705,508    9,002,283

Property, Plant and Equipment
     Land                                                                                 35,000       35,000
     Building and Improvements                                                         1,984,214    1,974,429
     Machinery and Office Equipment                                                    6,059,255    5,719,879
                                                                                     -----------    ----------
                                                                                       8,078,469    7,729,308
     Less accumulated depreciation and amortization                                   (4,903,656)  (4,688,920)
                                                                                     -----------    ----------
  Net Property Plant & Equipment                                                       3,174,813    3,040,388

Other Assets                                                                             207,273      146,250
                                                                                     -----------    ----------
  Total Assets                                                                       $10,087,594  $12,188,921
--------------------------------------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
     Current maturities of long-term obligations                                        $255,300     $363,096
     Accounts payable                                                                  1,866,200    2,225,732
     Accrued other expenses                                                              285,248      740,665
                                                                                     -----------    ----------
Total Current Liabilities                                                              2,406,748    3,329,493

Long-term Obligations, Less Current Maturities                                         4,300,762    5,592,891

Commitments and Contingencies

Shareholders' Equity
     Preferred stock, $.01 par value, authorized 1,000,000 shares; none issued
     Common stock, $.01 par value; authorized 10,000,000 shares; issued and
       outstanding 3,726,225 shares in 2001 and 3,724,546 shares in 2000                  37,261       37,244
     Additional paid in capital                                                        3,374,587    3,372,906
     Retained Earnings                                                                   (31,764)    (143,613)
                                                                                     -----------    ----------
Total Shareholders' Equity                                                             3,380,084    3,266,537
                                                                                     -----------    ----------
  Total Liabilities and Shareholders' Equity                                         $10,087,594  $12,188,921
--------------------------------------------------------------------------------------------------------------

STATEMENTS OF OPERATIONS                                VITA FOOD PRODUCTS, INC.


                                                           FOR THREE MONTHS ENDED       FOR SIX MONTHS ENDED
                                                                   JUNE 30,                     JUNE 30,
                                                                2001          2000          2001           2000
                                                          (UNAUDITED)   (UNAUDITED)   (UNAUDITED)    (UNAUDITED)
----------------------------------------------------------------------------------------------------------------
Net Sales                                                 $5,026,645    $4,757,217   $11,246,397    $10,975,620
Cost of Goods Sold                                         3,487,874     3,496,719     8,014,908      8,016,578
                                                          ----------    ----------   -----------    -----------
Gross Margin                                               1,538,771     1,260,498     3,231,489      2,959,042

Selling and Administrative Expenses
  Selling, Marketing & Distribution                          890,381       900,711     1,894,000      1,956,781
  Administrative                                             518,987       433,147     1,036,598        952,626
                                                          ----------    ----------   -----------    -----------
  Total                                                    1,409,368     1,333,858     2,930,598      2,909,407
                                                          ----------    ----------   -----------    -----------
Operating Profit (Loss)                                      129,403       (73,360)      300,891         49,635


Interest Expense                                              76,169        89,026       189,042        190,133
                                                          ----------    ----------   -----------    -----------
Income (Loss) before Income Tax Expense (Benefit)             53,234      (162,386)      111,849       (140,498)
Income Tax Expense (Benefit)                                       0       (51,984)            0        (73,984)
                                                          ----------    ----------   -----------    -----------
Net Income (Loss)                                            $53,234     ($110,402)     $111,849       ($66,514)

Basic Earnings (Loss) Per Share                                $0.01        ($0.03)        $0.03         ($0.02)
Weighted Average Common Shares Outstanding                 3,724,546     3,712,471     3,724,546      3,712,471

Diluted Earnings (Loss)  Per Share                             $0.01        ($0.03)        $0.03         ($0.02)
Weighted Average Common Shares Outstanding                 3,746,010     3,712,471     3,737,590      3,712,471

STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)          VITA FOOD PRODUCTS, INC.


                                                   COMMON STOCK         ADDITIONAL
                                             -----------------------    ADDITIONAL
                                                                           PAID-IN      RETAINED
                                                SHARES        AMOUNT       CAPITAL      EARNINGS          TOTAL
----------------------------------------------------------------------------------------------------------------
Balance, at January 1, 2000                  3,712,471       $37,124    $3,359,800     ($866,026)    $2,530,898

Proceeds from stock purchase
and stock option plans                           3,435            34         4,348                        4,382

Net (loss)                                                                               (66,514)       (66,514)
                                             ---------       -------    ----------     ----------    ----------
Balance, at June 30, 2000                    3,715,906       $37,158    $3,364,148     ($932,540)    $2,468,766
----------------------------------------------------------------------------------------------------------------

Balance, at January 1, 2001                  3,724,546       $37,244    $3,372,906     ($143,613)    $3,266,537

Proceeds from stock purchase
and stock option plans                           1,679            17         1,681                        1,698

Net income                                                                               111,849        111,849
                                             ---------       -------    ----------     ----------    ----------
Balance, at June 30, 2001                    3,726,225       $37,261    $3,374,587      ($31,764)    $3,380,084
----------------------------------------------------------------------------------------------------------------

STATEMENTS OF CASH FLOWS                                VITA FOOD PRODUCTS, INC.



                                                                                      FOR THE SIX MONTHS ENDED
                                                                                               JUNE 30,
                                                                                            2001          2000
                                                                                      (UNAUDITED)   (UNAUDITED)
---------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income (loss)                                                                   111,849       (66,514)
     Adjustments to reconcile net income (loss) to net cash provided by operating activities
        Depreciation and amortization                                                    215,718       200,108
        Changes in assets and liabilities:
               Decrease in accounts receivable                                         1,973,496     1,643,653
               (Increase) in deferred income taxes                                             0       (73,984)
               Decrease in inventories                                                   461,416       406,688
               (Increase) decrease in prepaid expenses and other current assets          (50,624)       36,667
               (Decrease)  in accounts payable                                          (359,532)     (637,601)
               (Decrease) in accrued expenses                                           (455,417)     (354,765)
                                                                                      ----------     ---------
  Net cash provided by operating activities                                            1,896,906     1,154,252


CASH FLOWS FROM INVESTING ACTIVITIES
        Capital expenditures                                                            (349,161)     (238,707)
        Other assets                                                                     (62,005)        6,480
                                                                                      ----------     ---------
  Net cash (used in) investing activities                                               (411,166)     (232,227)


CASH FLOWS FROM FINANCING ACTIVITIES
        Proceeds from stock purchase and stock option plans                                1,698         4,382
        Net payments under revolving loan facility                                    (1,219,477)     (567,624)
        Payments on term loan facility                                                  (123,223)     (102,686)
        Net borrowings (payments) under capital lease obligations                        (57,225)        9,653
        Payments of other debt obligations                                                            (280,750)
                                                                                      ----------     ---------
  Net cash used in financing activities                                               (1,398,227)     (937,025)
                                                                                      ----------     ---------
Net increase (decrease) in cash                                                           87,513       (15,000)

Cash, at beginning of period                                                              14,474        52,548
                                                                                      ----------     ---------
Cash, at end of period                                                                   101,987        37,548
---------------------------------------------------------------------------------------------------------------

                            VITA FOOD PRODUCTS, INC.

                         NOTES TO FINANCIAL STATEMENTS

                                  (unaudited)

NOTE 1.  Basis of Presentation

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



NOTE 2.  Subsequent Events

On June 29, 2001 the Company entered into a definitive Stock Purchase Agreement to acquire all of the outstanding shares of capital stock of Virginia Honey Company, Inc. ("Virginia Honey") from Terry W. Hess. Virginia Honey is a manufacturer and distributor of honey, salad dressings, including its' award-winning Vidalia(R) Onion Vinegarette salad dressing, sauces, jams & jellies, and gift baskets. Virginia Honey operates two manufacturing facilities in Inwood, West Virginia and Berryville, Virginia. Simultaneously with the execution of the Stock Purchase Agreement, Terry W. Hess entered into an employment agreement to serve as the Chief Executive Officer of Virginia Honey. The Company expects to close the acquisition in 3rd quarter 2001.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS




COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 2001 AND THE THREE MONTHS ENDED JUNE 30, 2000

REVENUES. Net sales for the three months ended June 30, 2001 were $5,027,000, compared to $4,757,000 for the same period in 2000, an increase of $270,000, or 5.7%. The breakdown of gross sales by product group was a 5% increase in sales of salmon products, a 3% increase in sales of herring products, and a 5% increase in the sale of other specialty products. The increase in sales was due to targeted promotional programs. Salmon, herring, and specialty product sales represented 50%, 44%, and 6% of the Company's total sales during this period, respectively.

GROSS MARGIN. Gross margin for the three months ended June 30, 2001 was $1,539,000, compared to $1,260,000 for the same period in 2000, an increase of $278,000 or 22.1%. As a percentage of net sales, gross margin was 30.6% in the three months versus 26.5% in the same period in 2000, an increase of 4.1%. The increase in gross margin was due to increases in sales and production efficiencies.

OPERATING EXPENSES. Selling and administrative expenses for the three months ended June 30, 2001 were $1,409,000, compared to $1,334,000 for the same period in 2000, an increase of $76,000 or 5.7%. As a percentage of net sales, selling, marketing and administrative expenses remained at 28%, equivalent to the same period in 2000. Selling, marketing, and distribution expense decreased by $10,000 or 1.1% compared to the prior year quarter. The decrease was primarily due to lower marketing costs offset partially by higher selling and distribution costs. Administrative expenses for the period were $519,000 compared to $433,000 for the same period in 2000, an increase of $86,000, or 20.0%. The higher administrative expenses were largely due to an increase in employment related expenses and increased professional fees.

INTEREST EXPENSE. Interest expense for the three months ended June 30, 2001 was $76,000, compared to $89,000 for the same period in 2000, a decrease of $13,000 or 14.4%. This decrease was primarily attributable to lower interest rates compared to the same period in 2000.

INCOME TAXES. The Company provided for no income tax expense for the three months ended June 30, 2001, compared to an income tax benefit of $52,000 for the same period in 2000. In 2001, the Company reduced its reserve on deferred income taxes as a result of a higher expected future utilization of its net operating loss carryforward, which was offset by the income tax expense for the period.

NET INCOME. As a result of the increases and decreases discussed above, net income for the three months ended June 30, 2001 was $53,000 or $0.01 per share compared to a net loss of $110,402 or $0.03 per share for the same period in 2000, an increase in net income of $164,000 or $0.04 per share.



COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 2001 AND THE SIX MONTHS ENDED JUNE 30, 2000

REVENUES. Net sales for the six months ended June 30, 2001 were $11,246,000, compared to $10,976,000 for the same period in 2000, an increase of $271,000 or 2.5%. The breakdown of gross sales by product group was a combination of a 6% increase in sales of salmon products, a 3% decrease in sales of herring products, and a 5% decrease in the sale of other specialty products. Salmon, herring, and specialty product sales represented 47%, 46%, and 7% of the Company's total sales during this period, respectively.

GROSS MARGIN. Gross margin for the six months ended June 30, 2001 was $3,231,000, compared to $2,959,000 for the same period in 2000, an increase of $272,000 or 9.2%. As a percentage of net sales, gross margin was 28.7% in the six months versus 27.0% in the same period in 2000, an increase of 1.7%.

OPERATING EXPENSES. Selling and administrative expenses for the six months ended June 30, 2001 were $2,931,000, compared to $2,909,000 for the same period in 2000, an increase of $21,000 or 0.7%. As a percentage of net sales, selling, marketing and administrative expenses decreased to 26.1% from 26.5% during the same period in 2000. Selling, marketing, and distribution expense decreased $63,000 or 3.2% compared to the prior year quarter. The decrease was primarily attributable to a decrease in marketing expenses of $134,000 from the prior year partially offset by an increase in selling expenses of $29,000, as a result of increased sales and consequently, sales commissions payable, and an increase in distribution expenses of $42,000. The decrease in marketing expenses was due to the Company's decision to reduce its use of advertising and incentive deals in favor of other methods of increasing sales as compared to the prior year. Administrative expenses for the period were $1,037,000 compared to $953,000 for the same period in 2000, an increase of $84,000, or 8.8%. The higher administrative expenses were largely due to an increase in employment related expenses and increased professional fees.

INTEREST EXPENSE. Interest expense for the six months ended June 30, 2001 was $189,000, compared to $190,000 for the same period in 2000, a decrease of $1,000 or 0.6%. This decrease was attributable to a combination of lower interest rates compared to the same period in 2000, partially offset by higher average borrowings.

INCOME TAXES. The Company provided for no income tax expense for the six months ended June 30, 2001, compared to an income tax benefit of $74,000 for the same period in 2000. In 2001, the Company reduced its reserve on deferred income taxes as a result of a higher expected future utilization of its net operating loss carryforward, which was offset by the income tax expense for the period.

NET INCOME. As a result of the increases and decreases discussed above, net income for the six months ended June 30, 2001 was $112,000 or $0.03 per share compared to a net loss of $67,000 or $0.02 per share for the same period in 2000, an increase in net income of $178,000 or $0.05 per share.


FINANCIAL CONDITION

At June 30, 2001, the Company had $4,299,000 in working capital, compared to $5,673,000 at December 31, 2000, a decrease of $1,374,000 or 24.2%. The decrease was primarily attributable to the Company's typical slowdown following the busiest quarter of the year. Accounts receivable and inventories are substantially higher at the end of the fiscal year due to the very heavy fourth quarter.

At June 30, 2001, the Company had $102,000 in cash and a revolving credit facility of $5,250,000 and term facility of $1,500,000 with its lender, each of which expire April 30, 2002. Amounts outstanding under the revolving facility and the term facility at June 30, 2001 were $4,164,000 and $144,000, respectively. The rate of interest on both facilities was the prime rate minus 0.5%, or LIBOR plus 2.20%. The facilities contain customary representations, warranties, and covenants. At June 30, 2001, the Company was in compliance with the covenants under its credit agreement.

Since December 31, 2000, the Company's current ratio increased to 2.8 from 2.7, due to the working capital changes discussed above. The ratio of long-term debt to total capitalization decreased to 56% from 63%, primarily as a result of the payments made on the Company's bank credit facility. The Company believes its financial resources are adequate to fund its needs for the next twelve months.

CASH FLOWS FROM OPERATING ACTIVITIES. Net cash provided by operating activities was $1,897,000 for the six months ended June 30, 2001, compared to $1,154,000 for the same period in 2000. This increase was primarily attributable to higher reductions in accounts receivable, a lower reduction in accounts payable, and increased net income partially offset by a higher reduction in accrued expenses as compared to the prior year period.

CASH FLOWS FROM INVESTING ACTIVITIES. Net cash used in investing activities was $411,000 for the six months ended June 30, 2001, compared to $232,000 for the same period in 2000. The Company primarily used these funds to purchase machinery and equipment for its manufacturing operations.

CASH FLOWS FROM FINANCING ACTIVITIES. Net cash used in financing activities was $1,398,000 for the six months ended June 30, 2001, compared to $937,000 for the same period in 2000, an increase of $461,000. The increase in net cash used in financing activities was primarily due to the pay down of the Company's revolving line of credit.


SUBSEQUENT EVENTS

On June 29, 2001 the Company entered into a definitive Stock Purchase Agreement to acquire all of the outstanding shares of capital stock of Virginia Honey Company, Inc. ("Virginia Honey") from Terry W. Hess. Virginia Honey is a manufacturer and distributor of honey, salad dressings, including its' award-winning Vidalia(R) Onion Vinegarette salad dressing, sauces, jams & jellies, and gift baskets. Virginia Honey operates two manufacturing facilities in Inwood, West Virginia and Berryville, Virginia. Simultaneously with the execution of the Stock Purchase Agreement, Terry W. Hess entered into an employment agreement to serve as the Chief Executive Officer of Virginia Honey. The Company expects to close the acquisition in 3rd quarter 2001.



FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-QSB, including "Management's Discussion and Analysis of Financial Condition and Results of Operations" contains forward-looking statements within the meaning of the "safe-harbor" provisions of the Private Securities Litigation Reform Act of 1995. Such statements are based on management's current expectations and are subject to a number of factors and uncertainties which could cause actual results to differ materially from those described in the forward-looking statements. Such factors and uncertainties include, but are not limited to: (i) the impact of the level of the Company's indebtedness; (ii) restrictive covenants contained in the Company's various debt documents; (iii) general economic conditions and conditions in the retail environment; (iv) the Company's dependence on a few large customers; (v) pride fluctuations in the raw materials used by the Company, particularly herring and salmon; (vi) competitive conditions in the Company's markets; (vii) the seasonal nature of the Company's business; (viii) the Company's ability to execute its acquisition strategy; (ix) fluctuations in the stock market; (x) the extent to which the Company is able to retain and attract key personnel; (xi) relationships with retailers; (xii) relationships with key vendors; (xiii) consolidation of the Company's supplier base; and (xiv) the impact of current or future environmental claims against the Company). As a result, the Company's operating results may fluctuate, especially when measured on a quarterly basis.


PART II - OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

(a)      The date of the Company's Annual Meeting of Stockholders was May 16,
         2001.

(b) At the Annual Meeting of Stockholders, the following matter was submitted to a vote of the stockholders with the stated results:

         (1) The election of the following persons as directors of the Company:

         Director                           Votes For         Votes Withheld
         ---------                          ---------         --------------
         Stephen D. Rubin                   2,979,855              37,524
         Clark L. Feldman                   2,979,855              37,524
         Jeffrey C. Rubenstein              2,979,855              37,524
         Neal Jansen                        2,979,855              37,524
         Michael Horn                       2,979,855              37,524
         Steven A. Rothstein                2,979,855              37,524
         John Seramur                       2,979,855              37,524
         Joel Spungin                       2,979,855              37,524


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



                                    VITA FOOD PRODUCTS, INC.




Date:    Aug 14, 2001               By:         //Stephen D. Rubin//
                                       -----------------------------------------
                                                  Stephen D. Rubin
                                                      President
                                            (Principal Executive Officer)



Date:    Aug 14, 2001               By:         //Clifford K. Bolen//
                                       -----------------------------------------
                                                  Clifford K. Bolen
                                     Vice President and Chief Financial Officer
                                     (Principal Financial and Account Officer)