Form 10QSB/A
period 2001-06-30
VITA FOOD PRODUCTS INC
filed 2001-08-30
CIK 1024342

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB/A


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the Quarterly Period Ended June 30, 2001


                         Commission File Number 1-12599



                            VITA FOOD PRODUCTS, INC.
       ------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)



            NEVADA                                               #36-3171548
--------------------------------                             -------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)



2222 WEST LAKE STREET
CHICAGO, ILLINOIS                       (312) 738-4500                60612
--------------------------       -----------------------------     -----------
(Address of principal               Issuer's telephone number       (Zip code)
executive offices)




Number of shares outstanding of issuer's common stock, par value $.01 per share, as of Aug 7, 2001 is 3,726,225.



Transitional Small Business Disclosure Format:  Yes       No  X
                                                   -----    -----

                                EXPLANATORY NOTE

The Company has discovered an error in the unit cost of one inventory item in its standard cost system. This error affected the second quarter results for 2001. The miscalculation led to an overstatement of inventory value and an understatement of cost of goods sold by $193,000. The revised Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations reflect a reduction in earnings of $141,000, net of a related tax benefit of $52,000.

                            VITA FOOD PRODUCTS, INC.

         REPORT ON FORM 10-QSB FOR THE THREE MONTHS ENDED June 30, 2001

                                      INDEX


I.    FINANCIAL INFORMATION:

      Item 1.  Financial Statements (unaudited)
               Balance Sheets................................................  4
               Statements of Operations......................................  5
               Statements of Shareholders' Equity............................  5
               Statements of Cash Flows......................................  6
               Notes to Financial Statements.................................  7

      Item 2.  Management's Discussion and Analysis of Financial Condition
               and Results of Operations.....................................  7

II.   OTHER INFORMATION......................................................  8

BALANCE SHEETS                                          VITA FOOD PRODUCTS, INC.


                                                                                              JUNE 30,      DECEMBER 31,
                                                                                                  2001              2000
                                                                                           (UNAUDITED)         (AUDITED)
------------------------------------------------------------------------------------------------------------------------
ASSETS
Current Assets
     Cash                                                                                 $    101,987      $     14,474
     Accounts receivable-trade, net of allowance for discounts, returns, and doubtful
       accounts of $107,000 in 2001 and $194,000 in 2000                                     2,081,229         4,054,725
     Inventories
         Raw material and supplies                                                           1,949,057         2,297,791
         Work in process                                                                        72,936           163,984
         Finished goods                                                                      1,728,856         1,943,119
     Prepaid expenses and other current assets                                                 358,814           308,190
     Deferred income taxes                                                                     271,576           220,000
                                                                                          ------------      ------------
Total Current Assets                                                                         6,564,455         9,002,283

Property, Plant and Equipment
     Land                                                                                       35,000            35,000
     Building and Improvements                                                               1,984,214         1,974,429
     Machinery and Office Equipment                                                          6,059,255         5,719,879
                                                                                          ------------      ------------
                                                                                             8,078,469         7,729,308
     Less accumulated depreciation and amortization                                         (4,903,656)       (4,688,920)
                                                                                          ------------      ------------
  Net Property Plant & Equipment                                                             3,174,813         3,040,388

Other Assets                                                                                   207,273           146,250
                                                                                          ------------      ------------
  Total Assets                                                                            $  9,946,541      $ 12,188,921
------------------------------------------------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
     Current maturities of long-term obligations                                          $    255,300      $    363,096
     Accounts payable                                                                        1,866,200         2,225,732
     Accrued other expenses                                                                    285,249           740,665
                                                                                          ------------      ------------
Total Current Liabilities                                                                    2,406,749         3,329,493

Long-term Obligations, Less Current Maturities                                               4,300,762         5,592,891

Commitments and Contingencies

Shareholders' Equity
     Preferred stock, $.01 par value, authorized 1,000,000 shares;  none issued
     Common stock, $.01 par value; authorized 10,000,000 shares; issued and
       outstanding 3,726,225 shares in 2001 and 3,724,546 shares in 2000                        37,261            37,244
     Additional paid in capital                                                              3,374,587         3,372,906
     Retained Earnings                                                                        (172,818)         (143,613)
                                                                                          ------------      ------------
Total Shareholders' Equity                                                                   3,239,030         3,266,537
                                                                                          ------------      ------------
  Total Liabilities and Shareholders'  Equity                                             $  9,946,541      $ 12,188,921
------------------------------------------------------------------------------------------------------------------------

STATEMENTS OF OPERATIONS                                VITA FOOD PRODUCTS, INC.

                                                           FOR THREE MONTHS ENDED      FOR SIX MONTHS ENDED
                                                                    JUNE 30,                  JUNE 30,
                                                                2001          2000          2001           2000
                                                         (UNAUDITED)   (UNAUDITED)   (UNAUDITED)    (UNAUDITED)
---------------------------------------------------------------------------------------------------------------
Net Sales                                                 $5,026,645    $4,757,217   $11,246,397    $10,975,620
Cost of Goods Sold                                         3,680,503     3,496,719     8,207,538      8,016,578
                                                           ---------     ---------     ---------      ---------
Gross Margin                                               1,346,142     1,260,498     3,038,859      2,959,042

Selling and Administrative Expenses
  Selling, Marketing & Distribution                          890,381       900,711     1,894,000      1,956,781
  Administrative                                             518,987       433,147     1,036,598        952,626
                                                           ---------     ---------     ---------      ---------
  Total                                                    1,409,368     1,333,858     2,930,598      2,909,407
                                                           ---------     ---------     ---------      ---------
Operating Profit (Loss)                                      (63,226)      (73,360)      108,261         49,635


Interest Expense                                              76,169        89,026       189,042        190,133
                                                           ---------     ---------     ---------      ---------
(Loss) before Income Tax (Benefit)                          (139,395)     (162,386)      (80,781)      (140,498)
Income Tax (Benefit)                                         (51,576)      (51,984)      (51,576)       (73,984)
                                                           ---------     ---------     ---------      ---------
Net (Loss)                                                  ($87,819)    ($110,402)     ($29,205)      ($66,514)

Basic and Diluted (Loss) Per Share                            ($0.02)       ($0.03)       ($0.01)        ($0.02)
Weighted Average Common Shares Outstanding                 3,724,546     3,712,471     3,724,546      3,712,471


STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)          VITA FOOD PRODUCTS, INC.


                                                   COMMON STOCK         ADDITIONAL
                                             -----------------------       PAID-IN      RETAINED
                                                SHARES        AMOUNT       CAPITAL      EARNINGS          TOTAL
---------------------------------------------------------------------------------------------------------------
Balance, at January 1, 2000                  3,712,471       $37,124    $3,359,800     ($866,026)    $2,530,898

Proceeds from stock purchase
and stock option plans                           3,435            34         4,348                        4,382

Net (loss)                                                                               (66,514)       (66,514)
                                             ---------       -------    ----------     ---------     ----------
Balance, at June 30, 2000                    3,715,906       $37,158    $3,364,148     ($932,540)    $2,468,766
---------------------------------------------------------------------------------------------------------------

Balance, at January 1, 2001                  3,724,546       $37,244    $3,372,906     ($143,613)    $3,266,537

Proceeds from stock purchase
and stock option plans                           1,679            17         1,681                        1,698

Net (loss)                                                                               (29,205)       (29,205)
                                             ---------       -------    ----------     ---------     ----------
Balance, at June 30, 2001                    3,726,225       $37,261    $3,374,587     ($172,818)    $3,239,030
---------------------------------------------------------------------------------------------------------------

STATEMENTS OF CASH FLOWS                                VITA FOOD PRODUCTS, INC.



                                                                                            FOR THE SIX MONTHS ENDED
                                                                                             JUNE 30,
                                                                                                2001              2000
                                                                                          (UNAUDITED)       (UNAUDITED)
----------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net (loss)                                                                              (29,205)          (66,514)
     Adjustments to reconcile net loss to net cash provided by operating activities
        Depreciation and amortization                                                        215,718           200,108
        Changes in assets and liabilities:
               Decrease in accounts receivable                                             1,973,496         1,643,653
               (Increase) in deferred income taxes                                           (51,576)          (73,984)
               Decrease in inventories                                                       654,045           406,688
               (Increase) decrease in prepaid expenses and other current assets              (50,624)           36,667
               (Decrease)  in accounts payable                                              (359,532)         (637,601)
               (Decrease) in accrued expenses                                               (455,416)         (354,765)
                                                                                          ----------        ----------
  Net cash provided by operating activities                                                1,896,906         1,154,252


CASH FLOWS FROM INVESTING ACTIVITIES
        Capital expenditures                                                                (349,161)         (238,707)
        Other assets                                                                         (62,005)            6,480
                                                                                          ----------        ----------
  Net cash (used in) investing activities                                                   (411,166)         (232,227)


CASH FLOWS FROM FINANCING ACTIVITIES
        Proceeds from stock purchase and stock option plans                                    1,698             4,382
        Net (payments) under revolving loan facility                                      (1,219,477)         (567,624)
        (Payments) on term loan facility                                                    (123,223)         (102,686)
        Net borrowings (payments) under capital lease obligations                            (57,225)            9,653
        (Payments) of other debt obligations                                                       0          (280,750)
                                                                                          ----------        ----------
  Net cash (used in) financing activities                                                 (1,398,227)         (937,025)
                                                                                          ----------        ----------
Net increase (decrease) in cash                                                               87,513           (15,000)

Cash, at beginning of period                                                                  14,474            52,548
                                                                                          ----------        ----------
Cash, at end of period                                                                       101,987            37,548
----------------------------------------------------------------------------------------------------------------------

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

NOTE 2.  Subsequent Events

On June 29, 2001 the Company entered into a definitive Stock Purchase Agreement to acquire all of the outstanding shares of capital stock of Virginia Honey Company, Inc. ("Virginia Honey") from Terry W. Hess. Virginia Honey is a manufacturer and distributor of honey, salad dressings, including its' award-winning Vidalia(R) Onion Vinegarette salad dressing, sauces, jams & jellies, and gift baskets. Virginia Honey operates two manufacturing facilities in Inwood, West Virginia and Berryville, Virginia. Simultaneously with the execution of the Stock Purchase Agreement, Terry W. Hess entered into an employment agreement to serve as the Chief Executive Officer of Virginia Honey. The Company closed the acquisition in the third quarter 2001. The acquisition was accounted for under the purchase method of accounting in accordance with the Statements of Financial Accounting Standards No.'s 141 and 142.

NOTE 3.  Restatement of Financial Statements

The Company has discovered an error in the unit cost of one inventory item in its standard cost system. This error affected the second quarter results for 2001. The miscalculation led to an overstatement of inventory value and an understatement of cost of goods sold by $193,000. The revised Financial Statements reflect a reduction in earnings of $141,000, net of a related tax benefit of $52,000.

A comparison of the Company's financial position and results of operations prior to and following restatement is as follows:


                                                                PREVIOUSLY
                                                RESTATED          REPORTED
                                                --------          --------
   THREE MONTHS ENDED JUNE 30, 2001:
      Net sales                               $5,026,645        $5,026,645
      Gross margin                             1,346,142         1,538,771
      Operating profit (loss)                   (63,226)           129,403
      Net income (loss)                         (87,819)            53,234
      Earnings (loss) per share                  ($0.02)             $0.01

   SIX MONTHS ENDED JUNE 30, 2001:
      Net sales                              $11,246,397       $11,246,397
      Gross margin                             3,038,859         3,231,489
      Operating profit                           108,261           300,891
      Net income (loss)                         (29,205)           111,849
      Earnings (loss) per share                  ($0.01)             $0.03

   AS OF JUNE 30, 2001:
      Current assets                          $6,564,455        $6,705,508
      Total assets                             9,946,541        10,087,594
      Current liabilities                      2,406,749         2,406,748
      Stockholders' equity                    $3,239,030        $3,380,084

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

GROSS MARGIN. Gross margin for the three months ended June 30, 2001 was $1,346,000, compared to $1,260,000 for the same period in 2000, an increase of $86,000 or 6.8%. As a percentage of net sales, gross margin was 26.8% in the three months versus 26.5% in the same period in 2000, an increase of .3%. The increase in gross margin was primarily due to increases in sales.

OPERATING EXPENSES. Selling and administrative expenses for the three months ended June 30, 2001 were $1,409,000, compared to $1,334,000 for the same period in 2000, an increase of $76,000 or 5.7%. As a percentage of net sales, selling, marketing and administrative expenses remained at 28%, equivalent to the same period in 2000. Selling, marketing, and distribution expenses decreased by $10,000 or 1.1% compared to the prior year quarter. The decrease was primarily due to lower marketing costs offset partially by higher selling and distribution costs. Administrative expenses for the period were $519,000 compared to $433,000 for the same period in 2000, an increase of $86,000, or 20.0%. The higher administrative expenses were largely due to an increase in employment related expenses and increased professional fees.

INTEREST EXPENSE. Interest expense for the three months ended June 30, 2001 was $76,000, compared to $89,000 for the same period in 2000, a decrease of $13,000 or 14.4%. This decrease was primarily attributable to lower interest rates compared to the same period in 2000.

INCOME TAXES. The Company provided for an income tax benefit of $52,000 for the three months ended June 30, 2001, the same as the income tax benefit in the comparable period of 2000. As a percentage of pretax loss, the income tax benefit was 34% in 2001 and 32% in 2000. The income tax benefits for each period represent anticipated utilization of these tax benefits during the respective fiscal years.

NET INCOME. As a result of the increases and decreases discussed above, net loss for the three months ended June 30, 2001 was $88,000 or $0.02 per share compared to a net loss of $110,000 or $0.03 per share for the same period in 2000, a decrease in net loss of $23,000 or $0.01 per share.

COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 2001 AND THE SIX MONTHS ENDED JUNE 30, 2000

REVENUES. Net sales for the six months ended June 30, 2001 were $11,246,000, compared to $10,976,000 for the same period in 2000, an increase of $271,000 or 2.5%. The increase in sales was due to targeted promotional programs. The breakdown of gross sales by product group was a combination of a 6% increase in sales of salmon products, a 3% decrease in sales of herring products, and a 5% decrease in the sale of other specialty products. Salmon, herring, and specialty product sales represented 47%, 46%, and 7% of the Company's total sales during this period, respectively.

GROSS MARGIN. Gross margin for the six months ended June 30, 2001 was $3,039,000, compared to $2,959,000 for the same period in 2000, an increase of $80,000 or 2.7%. As a percentage of net sales, gross margin was 27% for both the current year and prior year period.

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

INCOME TAXES. The Company provided for an income tax benefit of $52,000 for the six months ended June 30, 2001, compared to an income tax benefit of $74,000 for the same period in 2000. As a percentage of pretax loss, the income tax benefit was 64% in 2001 and 53% in 2000. The income tax benefits for each period represent anticipated utilization of these tax benefits during their respective fiscal years coupled with an adjustment to revalue the deferred income tax asset.

NET INCOME. As a result of the increases and decreases discussed above, net loss for the six months ended June 30, 2001 was $29,000 or $0.01 per share compared to a net loss of $67,000 or $0.02 per share for the same period in 2000, a decrease in net loss of $37,000 or $0.01 per share.

FINANCIAL CONDITION

At June 30, 2001, the Company had $4,158,000 in working capital, compared to $5,673,000 at December 31, 2000, a decrease of $1,515,000 or 26.7%. The decrease was primarily attributable to the Company's typical slowdown following the busiest quarter of the year. Accounts receivable and inventories are substantially higher at the end of the fiscal year due to the very heavy fourth quarter.

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

Since December 31, 2000, the Company's current ratio remained the same at 2.7. The ratio of long-term debt to total capitalization decreased to 57% from 63%, primarily as a result of the payments made on the Company's bank credit facility. The Company believes its financial resources are adequate to fund its needs for the next twelve months.

CASH FLOWS FROM OPERATING ACTIVITIES. Net cash provided by operating activities was $1,897,000 for the six months ended June 30, 2001, compared to $1,154,000 for the same period in 2000. This increase was primarily attributable to higher reductions in accounts receivable and inventory, and a lower reduction in accounts payable partially offset by a higher reduction in accrued expenses as compared to the prior year period.

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

SUBSEQUENT EVENTS

On June 29, 2001 the Company entered into a definitive Stock Purchase Agreement to acquire all of the outstanding shares of capital stock of Virginia Honey Company, Inc. ("Virginia Honey") from Terry W. Hess. Virginia Honey is a manufacturer and distributor of honey, salad dressings, including its' award-winning Vidalia(R) Onion Vinegarette salad dressing, sauces, jams & jellies, and gift baskets. Virginia Honey operates two manufacturing facilities in Inwood, West Virginia and Berryville, Virginia. Simultaneously with the execution of the Stock Purchase Agreement, Terry W. Hess entered into an employment agreement to serve as the Chief Executive Officer of Virginia Honey. The Company closed the acquisition in the third quarter 2001. The acquisition was accounted for under the purchase method of accounting in accordance with the Statements of Financial Accounting Standards No.'s 141 and 142.

FORWARD-LOOKING STATEMENTS
This quarterly report on Form 10-QSB, including "Management's Discussion and Analysis of Financial Condition and Results of Operations" contains forward-looking statements within the meaning of the "safe-harbor" provisions of the Private Securities Litigation Reform Act of 1995. Such statements are based on management's current expectations and are subject to a number of factors and uncertainties which could cause actual results to differ materially from those described in the forward-looking statements. Such factors and uncertainties include, but are not limited to: (i) the impact of the level of the Company's indebtedness; (ii) restrictive covenants contained in the Company's various debt documents; (iii) general economic conditions and conditions in the retail environment; (iv) the Company's dependence on a few large customers; (v) pride fluctuations in the raw materials used by the Company, particularly herring and salmon; (vi) competitive conditions in the Company's markets; (vii) the seasonal nature of the Company's business; (viii) the Company's ability to execute its acquisition strategy; (ix) fluctuations in the stock market; (x) the extent to which the Company is able to retain and attract key personnel; (xi) relationships with retailers; (xii) relationships with key vendors; (xiii) consolidation of the Company's supplier base; and (xiv) the impact of current or future environmental claims against the Company). As a result, the Company' operating results may fluctuate, especially when measured on a quarterly basis.

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



                                    VITA FOOD PRODUCTS, INC.




Date:  August 30, 2001              By:         //Stephen D. Rubin//
                                       -----------------------------------------
                                                  Stephen D. Rubin
                                                      President
                                            (Principal Executive Officer)



Date:  August 30, 2001              By:         //Clifford K. Bolen//
                                       -----------------------------------------
                                                  Clifford K. Bolen
                                     Vice President and Chief Financial Officer
                                    (Principal Financial and Accounting Officer)