Form 10QSB
period 2001-09-30
VITA FOOD PRODUCTS INC
filed 2001-11-14
CIK 1024342

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                For the Quarterly Period Ended September 30, 2001


                         Commission File Number 1-12599



                            VITA FOOD PRODUCTS, INC.
       ------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)



           NEVADA                                                #36-3171548
-------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. Employer
Incorporation or organization)                               Identification No.)



2222 WEST LAKE STREET
CHICAGO, ILLINOIS                     (312) 738-4500                    60612
----------------------         ----------------------------            -------
(Address of principal            Issuer's telephone number            (Zip code)
executive offices)







Number of shares outstanding of issuer's common stock, par value $.01 per share, as of November 8, 2001, was 3,726,225.



Transitional Small Business Disclosure Format:     Yes         No     X
                                                       -------     -------

                            VITA FOOD PRODUCTS, INC.

       REPORT ON FORM 10-QSB FOR THE THREE MONTHS ENDED September 30, 2001

                                      INDEX

I.    FINANCIAL INFORMATION:

      Item 1.   Financial Statements (unaudited)
                Balance Sheets................................................    3
                Statements of Operations......................................    4
                Statements of Shareholders' Equity............................    4
                Statements of Cash Flows......................................    5
                Notes to Financial Statements.................................    6

      Item 2.   Management's Discussion and Analysis of Financial Condition
                and Results of Operations.....................................    8


II.   OTHER INFORMATION

      Item 6.   Exhibit and Reports on Form 8-K...............................   12

BALANCE SHEETS                                          VITA FOOD PRODUCTS, INC.
                                                                 AND SUBSIDIARY


                                                                                      SEPTEMBER 30,          DECEMBER 31,
                                                                                               2001                  2000
                                                                                        (UNAUDITED)             (AUDITED)
-------------------------------------------------------------------------------------------------------------------------
ASSETS
Current Assets
     Cash                                                                              $     83,129          $     14,474
     Accounts receivable-trade, net of allowance for discounts, returns,
       and doubtful accounts of $94,150  in 2001 and $194,000 in 2000                     3,532,848             4,054,725
     Inventories
         Raw material and supplies                                                        3,771,969             2,297,791
         Work in process                                                                    201,563               163,984
         Finished goods                                                                   2,328,401             1,943,119
     Prepaid expenses and other current assets                                              290,256               308,190
     Deferred income taxes                                                                  263,721               220,000
                                                                                       ------------          ------------
Total Current Assets                                                                     10,471,887             9,002,283

Property, Plant and Equipment
     Land                                                                                    35,000                35,000
     Building and improvements                                                            2,014,995             1,974,429
     Leasehold improvements                                                                 309,742
     Machinery and office equipment                                                       8,070,315             5,719,879
                                                                                       ------------          ------------
                                                                                         10,430,052             7,729,308
     Less accumulated depreciation and amortization                                      (6,043,635)           (4,688,920)
                                                                                       ------------          ------------
Net Property Plant & Equipment                                                            4,386,417             3,040,388

Other Assets
     Goodwill                                                                             5,253,077
     Other assets                                                                           279,615               146,250
                                                                                       ------------          ------------
Total Other Assets                                                                        5,532,692               146,250
                                                                                       ------------          ------------
  Total Assets                                                                         $ 20,390,996          $ 12,188,921
-------------------------------------------------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
     Current maturities of long-term obligations                                       $  6,351,579          $    363,096
     Accounts payable                                                                     2,628,714             2,225,732
     Accrued other expenses                                                                 543,213               740,665
                                                                                       ------------          ------------
Total Current Liabilities                                                                 9,523,506             3,329,493

Long-term Obligations, Less Current Maturities                                            7,333,631             5,592,891

Commitments and Contingencies

Shareholders' Equity
     Preferred stock, $.01 par value, authorized 1,000,000 shares; none issued
     Common stock, $.01 par value; authorized 10,000,000 shares; issued and
      outstanding 3,726,225 shares in 2001 and 3,724,546 shares in 2000                      37,261                37,244
     Additional paid in capital                                                           3,374,587             3,372,906
     Retained earnings                                                                      122,011              (143,613)
                                                                                       ------------          ------------
Total Shareholders' Equity                                                                3,533,859             3,266,537
                                                                                       ------------          ------------
  Total Liabilities and Shareholders'  Equity                                          $ 20,390,996          $ 12,188,921
-------------------------------------------------------------------------------------------------------------------------

STATEMENTS OF OPERATIONS                                VITA FOOD PRODUCTS, INC.
                                                                 AND SUBSIDIARY

                                                             FOR THREE MONTHS ENDED               FOR NINE MONTHS ENDED
                                                                   September 30,                       September 30,
                                                               2001               2000               2001               2000
                                                        (UNAUDITED)        (UNAUDITED)        (UNAUDITED)        (UNAUDITED)
----------------------------------------------------------------------------------------------------------------------------
Net Sales                                              $  8,476,615       $  5,433,755       $ 19,723,013       $ 16,409,374
Cost of Goods Sold                                        5,835,539          4,095,004         14,043,077         12,111,582
                                                       ------------       ------------       ------------       ------------
Gross Margin                                              2,641,076          1,338,751          5,679,936          4,297,792

Selling and Administrative Expenses
  Selling, Marketing & Distribution                       1,409,714            948,266          3,303,714          2,905,047
  Administrative                                            744,534            438,302          1,781,132          1,390,929
                                                       ------------       ------------       ------------       ------------
Total                                                     2,154,248          1,386,568          5,084,846          4,295,976
                                                       ------------       ------------       ------------       ------------
Operating Profit (Loss)                                     486,828            (47,817)           595,090              1,816

Interest (Income)                                              (657)                                 (657)
Interest Expense                                            184,803             93,896            373,844            284,028
                                                       ------------       ------------       ------------       ------------
Income (Loss) before Income Tax Expense (Benefit)           302,682           (141,713)           221,903           (282,212)
Income Tax Expense (Benefit)                                  7,855            (52,434)           (43,721)          (126,418)
                                                       ------------       ------------       ------------       ------------
Net Income (Loss)                                      $    294,827       $    (89,279)      $    265,624       $   (155,794)

Basic Earnings (Loss) Per Share                        $       0.08       $      (0.02)      $       0.07       $      (0.04)
Weighted Average Common Shares Outstanding                3,726,225          3,719,330          3,725,112          3,714,774

Diluted Earnings (Loss)  Per Share                     $       0.08       $      (0.02)      $       0.07       $      (0.04)
Weighted Average Common Shares Outstanding                3,761,401          3,719,330          3,745,616          3,714,774


STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)          VITA FOOD PRODUCTS, INC.
                                                                 AND SUBSIDIARY


                                             COMMON STOCK                ADDITIONAL
                                    -----------------------------           PAID-IN         RETAINED
                                         SHARES            AMOUNT           CAPITAL         EARNINGS            TOTAL
----------------------------------------------------------------------------------------------------------------------
Balance, at January 1, 2000           3,712,471       $    37,124       $ 3,359,800      $  (866,026)      $ 2,530,898

Proceeds from stock purchase
and stock option plans                   10,435               104            11,465                             11,569

Net (loss)                                                                                  (155,794)         (155,794)
                                    -----------       -----------       -----------      -----------       -----------
Balance, at September 30, 2000        3,722,906       $    37,228       $ 3,371,265      $(1,021,820)      $ 2,386,673
----------------------------------------------------------------------------------------------------------------------

Balance, at January 1, 2001           3,724,546       $    37,244       $ 3,372,906      $  (143,613)      $ 3,266,537

Proceeds from stock purchase
and stock option plans                    1,679                17             1,681                              1,698

Net income                                                                                   265,624           265,624
                                    -----------       -----------       -----------      -----------       -----------
Balance, at September 30, 2001        3,726,225       $    37,261       $ 3,374,587      $   122,011       $ 3,533,859
----------------------------------------------------------------------------------------------------------------------

STATEMENTS OF CASH FLOWS                                VITA FOOD PRODUCTS, INC.
                                                                 AND SUBSIDIARY


                                                                                                       FOR THE NINE MONTHS
                                                                                                            SEPTEMBER 30,
                                                                                                       2001                  2000
                                                                                                 (UNAUDITED)          (UNAUDITED)
--------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income (loss)                                                                           $   265,624         $  (155,794)
     Adjustments to reconcile net income (loss) to net cash provided by operating activities
        Depreciation and amortization                                                                430,882             296,875
        Changes in assets and liabilities:
                Decrease in accounts receivable                                                    1,496,725           1,276,673
                (Increase) in deferred income taxes                                                  (43,721)           (126,418)
                Decrease (increase) in inventories                                                   606,103            (302,363)
                Decrease in prepaid expenses and other current assets                                 34,405              98,489
                (Decrease) increase in accounts payable                                             (855,387)            155,782
                (Decrease) in accrued expenses                                                      (359,492)           (219,340)
                                                                                                 -----------         -----------
  Net cash provided by operating activities                                                        1,575,139           1,023,904


CASH FLOWS FROM INVESTING ACTIVITIES
        Capital expenditures                                                                        (548,332)           (438,094)
        Payments for subsidiary net of cash acquired                                              (4,638,687)
        Amortizable loan costs                                                                       (87,928)
        Other assets                                                                                  (8,931)              3,677
                                                                                                 -----------         -----------
  Net cash (used) in investing activities                                                         (5,283,878)           (434,417)


CASH FLOWS FROM FINANCING ACTIVITIES
        Proceeds from stock purchase and stock option plans                                            1,698              11,569
        Net payments under revolving loan facility                                                  (515,921)           (171,456)
        Payments on term loan facility                                                            (1,176,728)           (164,298)
        Proceeds from new term loan                                                                5,555,000
        Net payments under capital lease obligations                                                 (86,655)            (17,659)
        Payments of other debt obligations                                                                 0            (280,750)
                                                                                                 -----------         -----------
  Net cash provided by (used in) financing activities                                              3,777,394            (622,594)
                                                                                                 -----------         -----------
Net increase (decrease) in cash                                                                       68,655             (33,107)

Cash, at beginning of period                                                                          14,474              52,548
                                                                                                 -----------         -----------
Cash, at end of period                                                                           $    83,129         $    19,441
--------------------------------------------------------------------------------------------------------------------------------

                            VITA FOOD PRODUCTS, INC.

                          NOTES TO FINANCIAL STATEMENTS

                                   (unaudited)

NOTE 1.  Basis of Presentation

The accompanying unaudited interim financial statements have been prepared in accordance with the instructions for Form 10-QSB and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the financial statements and related notes included in Annual Report on Form 10-KSB, filed by Vita Food Products, Inc. ("Vita" or the "Company" in reference to Vita after its acquisition of Virginia Honey as discussed in Note 2 below) for the year ended December 31, 2000. In the opinion of management, all adjustments necessary for a fair presentation of such interim financial statements have been included. All such adjustments are of a normal recurring nature.

The consolidated financial statements include the accounts of Vita and its wholly owned subsidiary, Virginia Honey Company, Inc. commencing on July 1, 2001, the effective date of the acquisition. All significant intercompany transactions have been eliminated.


NOTE 2:  Acquisitions

On August 15, 2001 Vita acquired 100 percent of the outstanding shares of capital stock of Virginia Honey Company, Inc ("Virginia Honey") from Terry Hess. The results of Virginia Honey have been included in the consolidated financial statements since the effective date, July 1, 2001. Virginia Honey is a manufacturer and distributor of honey, salad dressings, sauces, jams and jellies and gift baskets. As a result of the acquisition, the Company is leveraging its sales and distribution network to provide national exposure to the products of Virginia Honey. The Company also expects to introduce products that will be jointly developed, thereby increasing the market presence of Vita and Virginia Honey.

The aggregate purchase price, including direct costs of the acquisition, of $4,868,569 was paid in cash upon closing. The Stock Purchase Agreement also provides for future contingent payments to Mr. Hess based on forty percent of five times the average quarterly EBITDA less certain debt obligations of Virginia Honey, for the period from April 2001 through December 31, 2004 and twenty percent for the period from January 1, 2005 through December 31, 2006. Should any such amount be payable, the Company will record the payment as an additional cost of the acquisition. The following table summarizes the Company's preliminary estimates of fair values of the assets acquired and liabilities assumed at the date of acquisition:

                                  AT JUNE 30, 2001
                                     (in 000's)
          -----------------------------------------------------------------

          Current Assets, including cash of $230                $   3,724
          Property, plant and equipment                             1,219
          Other Assets                                                 46
          Goodwill                                                  5,253
                                                                ----------
               Total Assets Acquired                               10,242
          Current Liabilities                                      (1,780)
          Long-term debt                                           (3,593)
                                                                ----------
               Total Liabilities Assumed                           (5,373)
                                                                ----------
               Net Assets Acquired                              $   4,869
                                                                ==========

None of the amount of goodwill is expected to be deductible for tax purposes.

The unaudited consolidated results of operation on a pro forma basis as though Virginia Honey had been acquired as of the beginning of 2000 are as follows ($000's except earnings per share data):

                                                  Nine Months Ended
                                                     September 30,
                                                    2001              2000
                                             -----------       -----------
          Net Sales                          $    26,193       $    25,803
          Net Income                         $       830       $       908

          Basic earnings per share           $      0.22       $      0.24
          Diluted earnings per share         $      0.22       $      0.24


The pro forma financial information is not necessarily indicative of the operating results that would have occurred had the Virginia Honey acquisition been consummated as of the above dates, nor are they indicative of future operating results.

NOTE 3:  Notes Payable

In conjunction with the acquisition described in note 2, the Company entered into an Amended and Restated Loan and Security Agreement (the "Loan") with a bank consisting of a $7,000,000 revolving loan facility and a $7,250,000 term loan facility. Borrowings under the Loan are limited to 80% of Eligible Receivables and 60% of Eligible Inventory, as each such term is defined in the Loan. The revolving loan facility matures July 31, 2002. The term loan is payable in monthly installments of $90,042 through November 30, 2002, $40,042 from December 1, 2002 through July 31, 2006, and a balloon payment of $2.4 million on July 31, 2006. The Loan is collateralized by all of the assets of the Company.

Interest on the Loan is payable monthly. The interest rates fluctuate based on the Funded Debt to Adjusted EBITDA ratio, as each such term is defined in the Loan. The revolving loan facility bears interest at rates ranging from LIBOR plus 3.45% to LIBOR plus 1.75%, or prime plus 0.7% to prime minus 0.5% based on certain financial ratios of the Company. At September 30, 2001, the revolving loan bears interest at LIBOR (3.84%) plus 2.7%. Similarly, the term loan facility bears interest ranging from LIBOR plus 3.70% to LIBOR plus 2.0%, or prime plus 0.95% to prime minus 0.5%. At September 30, 2001, the term loan bears interest at prime (6.0%) minus 0.5%.

The Loan imposes certain restrictions upon the Company including capital expenditures and payment of dividends, and requires the Company to maintain certain financial covenants and ratios, as defined, including Tangible Net Worth and EBITDA to Total Debt Service, as each such term is defined in the Loan. At September 30, 2001, the Company was in compliance with these covenants.

NOTE 4:  Business Segments

The Company has adopted Statement of Financial Accounting Standards (SFAS) No. 131, "Disclosures about Segments of an Enterprise and Related Information." Following the provisions of SFAS No. 131, the Company is reporting two operating business segments in the same format as reviewed by the Company's senior management. Segment one, Vita, processes and sells various herring, and cured and smoked salmon products throughout the United States. Segment two, Virginia Honey, manufactures and distributes honey, salad dressings, sauces, jams and jellies and gift baskets. Management uses operating income as the measure of profit or loss by business segment.

Business segment information is as follows ($000's except earnings per share data):


                                                          NINE MONTHS ENDED              NINE MONTHS ENDED
                                                         SEPTEMBER 30, 2001             SEPTEMBER 30, 2000
GOODWILL
-----------------------------------------------
Vita                                                 $                    -          $                   -
Virginia Honey                                                        5,253                              -
                                                   -------------------------       ------------------------
     Total Goodwill                                  $                5,253          $                   -
                                                   =========================       ========================

TOTAL ASSETS
-----------------------------------------------
Vita                                                 $               16,352          $               9,755
Virginia Honey                                                        4,039                              -
                                                   -------------------------       ------------------------
     Total Assets                                    $               20,391          $               9,755
                                                   =========================       ========================

NET SALES
-----------------------------------------------
Vita                                                 $               17,086          $              16,409
Virginia Honey                                                        2,637                              -
                                                   -------------------------       ------------------------
     Total Net Sales                                 $               19,723          $              16,409
                                                   =========================       ========================

OPERATING INCOME
-----------------------------------------------
Vita                                                 $                  392          $                   2
Virginia Honey                                                          203                              -
                                                   -------------------------       ------------------------
     Total Operating Income                          $                  595          $                   2
                                                   =========================       ========================

NET INCOME
-----------------------------------------------
Vita                                                 $                  185          $                (156)
Virginia Honey                                                           80                              -
                                                   -------------------------       ------------------------
     Total Net Income                                $                  265          $                (156)
                                                   =========================       ========================


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 2001 AND THE THREE MONTHS ENDED SEPTEMBER 30, 2000

REVENUES. Net sales for the three months ended September 30, 2001 were $8,477,000, compared to $5,434,000 for the same period in 2000, an increase of $3,043,000. The acquisition of Virginia Honey accounted for $2,637,000 of the increase, with the remaining $406,000 increase being attributed to Vita. Vita's increase of 7% was due primarily to a 10% increase in herring sales from new customer orders. Vita's salmon products increased 2% and specialty products declined 3%. Salmon, herring, and specialty product sales represented 47%, 46%, and 7% of the Company's total sales during this period, respectively. The breakdown of gross sales by product for Virginia Honey was 44% or $1,160,000 for honey and 56% or $1,477,000 for salad dressings.

GROSS MARGIN. Gross margin for the three months ended September 30, 2001 was $2,641,000, compared to $1,339,000 for the same period in 2000, an increase of $1,302,000. The acquisition of Virginia Honey accounted for $875,000 of the increase, with the remaining $427,000 increase being attributed to Vita. As a percentage of net sales, Virginia Honey's gross margin was 33.2%. Vita's gross margin was 30.2% in the three months versus 24.6% in the same period in 2000, an increase of 5.6%. The increase in gross margin was primarily due to the increase in Vita's herring sales, and an increase in sales of other higher margin products.

OPERATING EXPENSES. Selling and administrative expenses for the three months ended September 30, 2001 were $2,154,000, compared to $1,387,000 for the same period in 2000, an increase of $767,000. The acquisition of Virginia Honey accounted for $672,000 of the increase while Vita's operating expenses increased $95,000 or 7% from the prior year period. Selling, marketing and distribution expenses were $984,000 and $425,000 for Vita and Virginia Honey, respectively. Vita's selling, marketing and distribution expenses increased $36,000 or 3.8% compared to the prior year period. The increase was mainly due to higher freight costs, an increased cost of marketing from new programs and new product development of $48,000, $12,000 and $12,000, respectively, partially offset by $36,000 of reduced selling costs that were achieved through cost savings initiatives. Administrative expenses were $498,000 and $246,000 for Vita and Virginia Honey, respectively. Vita's administrative expenses increased $60,000 or 13.7% compared to the prior year period. The increase was primarily due to higher employment costs of $34,000, higher depreciation and amortization costs for new equipment purchases and amortizable loan costs from the Virginia Honey acquisition of $8,500.

INTEREST EXPENSE. Interest expense for the three months ended September 30, 2001 was $184,000, compared to $94,000 for the same period in 2000, an increase of $90,000. This increase was primarily attributable to the additional borrowings for the Virginia Honey acquisition as detailed in Note 3 to the Company's financial statements in Item 1 of this Form 10-QSB, and was partially offset by lower interest rates compared to the same period in 2000.

INCOME TAXES. The Company provided for an income tax expense of $8,000 for the three months ended September 30, 2001, and an income tax benefit of $52,000 for the same period in 2000. As a percentage of pretax income, the income tax expense was 3% in 2001 and as a percentage of pre tax loss, the income tax benefit was 37% in 2000. This expense is recorded net of the anticipated utilization of net loss carryforwards. The income tax expense/benefits for each period represents anticipated utilization of these tax benefits during the respective fiscal years, coupled with an adjustment to revalue the deferred income tax asset.

NET INCOME. As a result of the increases and decreases discussed above, net income for the three months ended September 30, 2001 was $295,000 or $0.08 per share compared to a net loss of $89,000 or $0.02 per share for the same period in 2000, an increase in net income of $384,000 or $0.10 per share. Vita contributed $304,000 of the increase and Virginia Honey accounted for $80,000.

COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND THE NINE MONTHS ENDED SEPTEMBER 30, 2000

REVENUES. Net sales for the nine months ended September 30, 2001 were $19,723,000 compared to $16,409,000 for the same period in 2000, an increase of $3,314,000. The acquisition of Virginia Honey accounted for $2,637,000 of the increase, with the remaining $677,000 increase being attributed to Vita. Vita's increase of 4% was due primarily to a 4% increase in salmon sales from sales to new customers. Vita's herring products increased 1% and specialty products declined 5%. Salmon, herring, and specialty product sales represented 47%, 46%, and 7% of the Company's total sales during this period, respectively. The breakdown of gross sales by product for Virginia Honey was 44% or $1,160,000 for honey and 56% or $1,477,000 for salad dressings.

GROSS MARGIN. Gross margin for the nine months ended September 30, 2001 was $5,680,000, compared to $4,298,000 for the same period in 2000, an increase of $1,382,000. The acquisition of Virginia Honey accounted for $875,000 of the increase, with the remaining $507,000 increase being attributed to Vita. As a percentage of net sales, Virginia Honey's gross margin was 33.2%. Vita's gross margin was 28.1% in the nine months of 2001 versus 26.2% in the same period in 2000, an increase of 1.9%. The increase in gross margin was primarily due to the increase in Vita's salmon sales.

OPERATING EXPENSES. Selling and administrative expenses for the nine months ended September 30, 2001 were $5,085,000 compared to $4,296,000 for the same period in 2000, an increase of $789,000. The acquisition of Virginia Honey accounted for $672,000 of the increase while Vita's operating expenses increased $117,000 or 2.7% from the prior year period. Selling, marketing and distribution expenses were $2,878,000 and $426,000 for Vita and Virginia Honey, respectively. Vita's selling, marketing and distribution expenses decreased $27,000 or .9% compared to the prior year period. The decrease was mainly due to $110,000 of reduced marketing costs from discontinued programs, partially offset by higher freight and warehousing costs, of $83,000. Administrative expenses were $1,535,000 and $246,000 for Vita and Virginia Honey, respectively. Vita's administrative expenses increased $144,000 or 10.3% compared to the prior year period. The increase was due to higher employment costs of $59,000, higher professional fees of $59,000, higher depreciation and amortization costs for new equipment purchases and amortizable loan costs from the Virginia Honey acquisition of $11,000 and $22,000 of increased bad debt reserves offset by miscellaneous decreases of $7,000.

INTEREST EXPENSE. Interest expense for the nine months ended September 30, 2001 was $373,000, compared to $284,000 for the same period in 2000, an increase of $89,000 or 31.5%. This increase was attributable to additional borrowings for the Virginia Honey acquisition, as detailed in Note 3 to the Company's financial statements in Item 1 of this form 10-QSB, and was partially offset by lower interest rates compared to the same period in 2000.

INCOME TAXES. The Company provided for an income tax benefit of $44,000 for the nine months ended September 30, 2001, compared to an income tax benefit of $126,000 for the same period in 2000. As a percentage of pretax income, the income tax benefit was 19.8% in 2001 and as a percentage of pretax loss, the income tax benefit was 44.7% in 2000. The income tax benefits for each period represent anticipated utilization of these tax benefits during their respective fiscal years coupled with an adjustment to revalue the deferred income tax asset.

NET INCOME. As a result of the increases and decreases discussed above, net income for the nine months ended September 30, 2001 was $266,000 or $0.07 per share compared to a net loss of $156,000 or $0.04 per share for the same period in 2000, an increase in net income of $421,000 or $0.11 per share. Vita contributed $341,000 of the increase and Virginia Honey accounted for $80,000.

NEW ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board finalized FASB Statements No. 141, Business Combinations (SFAS 141), and No. 142, Goodwill and Other Intangible Assets (SFAS 142). SFAS 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interest method of accounting for business combinations initiated after June 30, 2001. SFAS 141 also requires that the Company recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. SFAS 141 applies to all business combinations initiated after June 30, 2001 and for purchase business combinations completed on or after July 1, 2001. It also requires, upon adoption of SFAS 142, that the Company reclassify the carrying amounts of intangible assets and goodwill based on the criteria in SFAS 141.

SFAS 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS 142 requires that the Company identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS 142. SFAS 142 is required to be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized at that date, regardless of when those assets were initially recognized. SFAS 142 requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company is also required to reassess the useful lives of other intangible assets within the first interim quarter after adoption of SFAS 142.

As of September 30, 2001, the net carrying amount of goodwill is $5,253,077 related to the acquisition of Virginia Honey. This acquisition was accounted for under the provisions of SFAS 141 and 142.

In October 2001, the Financial Accounting Standards Board issued SFAS 144 "Accounting for the impairment or Disposal of Long-Lived Assets" ("FAS 144"). This statement addresses financial accounting and reporting for the impairment and disposal of long-lived assets. This Statement supercedes FASB Statement 121,"Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", and the accounting and reporting provisions of APB Opinion No. 30,"Reporting the Results of Operations - Reporting the Effect of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", for the disposal of a segment of a business. The provisions of FAS 144 will be effective for fiscal years beginning after December 15, 2001. The Company is currently evaluating the implications of adoption of FAS 144 and anticipates adopting its provisions in fiscal year 2002.

FINANCIAL CONDITION

At September 30, 2001, the Company had $948,000 in working capital, compared to $5,673,000 at December 31, 2000, a decrease of $4,725,000 or 83.3%. The decrease was primarily attributable to the Amended and Restated Loan and Security Agreement entered into by the Company for the purpose of financing Vita's acquisition of Virginia Honey. As part of the new loan agreement the Company's revolving line of credit in the amount of $5,067,000 has been structured as short term. In addition, a new term loan with the bank contributed $1,080,000 of current maturities. Accounts receivable decreased $522,000, primarily attributable to Vita's typical slowdown following the busiest quarter of the year offset by the addition of Virginia Honey's receivables. These amounts were offset by an increase in inventory of $1,897,000 due to the acquisition of Virginia Honey.

At September 30, 2001, the Company had $83,000 in cash and a revolving credit facility of $7,250,000 and a term loan facility of $7,000,000 with its lender. The revolving credit facility expires on July 31, 2002 and the term facility expires on July 31, 2006. Amounts outstanding under the revolving facility and the term facility at September 30, 2001 were $5,067,000 and $5,465,000, respectively. The rate of interest on the revolver, using LIBOR, was 3.84% plus 2.7% and on the term loan the rate, using prime, was 6.0% minus .05%. The facilities contain customary representations, warranties, and covenants. At September 30, 2001, the Company was in compliance with the covenants under its credit agreement.

Since December 31, 2000, the Company's current ratio dropped from 2.70 to 1.10. The primary reason for the reduction was due to the new loan agreement, pursuant to which the revolving line of credit was reclassified to short term as was discussed in the first paragraph of "Financial Condition" above. The ratio of long-term debt to total capitalization increased to 67% from 63%, primarily as a result of the Virginia Honey acquisition, which included a note payable to a former shareholder in the amount of $2,839,000. The note originated in July 1997 and has a twenty year term and carries a 7.0% rate of interest. The Company believes its financial resources are adequate to fund its needs for the next twelve months.

CASH FLOWS FROM OPERATING ACTIVITIES. Net cash provided by operating activities was $1,575,000 for the nine months ended September 30, 2001, compared to $1,024,000 for the same period in 2000. This increase was primarily attributable to higher reductions in accounts receivable and inventory, and a lower reduction in accounts payable partially offset by a higher reduction in accrued expenses as compared to the prior year period.

CASH FLOWS FROM INVESTING ACTIVITIES. Net cash used in investing activities was $5,284,000 for the nine months ended September 30, 2001, compared to $434,000 for the same period in 2000. Vita primarily used these funds to purchase Virginia Honey.

CASH FLOWS FROM FINANCING ACTIVITIES. Net cash provided by financing activities was $3,777,000 for the nine months ended September 30, 2001, compared to net cash used in financing activities of $623,000 for the same period in 2000, an increase of $4,400,000. The increase in net cash provided by financing activities was primarily due to additional borrowing for the acquisition of Virginia Honey.

FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-QSB, including "Management's Discussion and Analysis of Financial Condition and Results of Operations", contains forward-looking statements within the meaning of the "safe-harbor" provisions of the Private Securities Litigation Reform Act of 1995. Such statements are based on management's current expectations and are subject to a number of factors and uncertainties which could cause actual results to differ materially from those described in the forward-looking statements. Such factors and uncertainties include, but are not limited to: (i) the impact of the level of the Company's indebtedness; (ii) restrictive covenants contained in the Company's various debt documents; (iii) general economic conditions and conditions in the retail environment; (iv) the Company's dependence on a few large customers; (v) price fluctuations in the raw materials used by the Company, particularly herring and salmon; (vi) competitive conditions in the Company's markets; (vii) the seasonal nature of the Company's business; (viii) the Company's ability to execute its acquisition strategy; (ix) fluctuations in the stock market; (x) the extent to which the Company is able to retain and attract key personnel; (xi) relationships with retailers; (xii) relationships with key vendors; (xiii) consolidation of the Company's supplier base; and (xiv) the impact of current or future environmental claims against the Company. As a result, the Company' operating results may fluctuate, especially when measured on a quarterly basis.


PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)   Exhibits

               None

         (b)   Reports on Form 8-K

               The Company filed a Current Report on Form 8-K with the Securities Exchange Commission on August 30, 2001, with respect to its acquisition of Virginia Honey on August 15, 2001.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                VITA FOOD PRODUCTS, INC.




Date:  November 14, 2001        By:         /s/ Stephen D. Rubin
                                    -------------------------------------------
                                                Stephen D. Rubin
                                                    President
                                           (Principal Executive Officer)



Date:  November 14, 2001        By:         /s/ Clifford K. Bolen
                                    -------------------------------------------
                                                 Clifford K. Bolen
                                    Vice President and Chief Financial Officer
                                    (Principal Financial and Accounting Officer)