Form 10KSB40
period 2001-12-31
VITA FOOD PRODUCTS INC
filed 2002-04-01
CIK 1024342

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   Form 10-KSB


[X]               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the Fiscal Year Ended December 31, 2001

                                       Or

[ ]               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 1-12599

                            VITA FOOD PRODUCTS, INC.
                 (Name of Small Business Issuer in its Charter)

NEVADA                                                         #36-3171548
------------------------                                       -------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)

2222 WEST LAKE STREET
CHICAGO, ILLINOIS                 (312) 738-4500                  60612
---------------------     ------------------------------        ---------
(Address of principal       Registrant's telephone number       (Zip Code)
executive offices)             including area code

      Securities registered pursuant to Section 12(b) of the Exchange Act:

                                                  Name of Each Exchange
Title of Each Class                                On Which Registered
-------------------------------------         -----------------------------
COMMON STOCK, PAR VALUE                         AMERICAN STOCK EXCHANGE &
   $.01 PER SHARE                                CHICAGO STOCK EXCHANGE

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes     X       No
    ----------     ---------

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for the most recent fiscal year. $31,981,733

Shares of common stock, par value $.01 per share outstanding at February 28, 2002 - 3,729,683. Aggregate market value of such shares held by non-affiliates as of that date - $5,028,945, based on an average sale price of $4.30 per share as reported on the American Stock Exchange.

Documents Incorporated by Reference: A portion of the Company's Proxy Statement relating to its 2002 Annual Meeting of Shareholders is incorporated by reference in Part III hereof.

Transitional Small Business Disclosure Format (check one):
Yes            No      X
    ---------     ----------

                                     PART I
ITEM 1. DESCRIPTION OF BUSINESS

INTRODUCTION

     The Company has been engaged in the sale of specialty food products under the VITA brand name for over 70 years. The Company believes that its long history of producing and marketing quality products has created a strong recognition of the VITA brand name among consumers and has enabled the Company to build an extensive national distribution network of established food brokers for the sale of its products to supermarket chains and wholesale clubs (collectively "Supermarkets") and to institutional/food service operations, such as restaurant chains, hotels, country clubs, cruise lines and other bulk purchasers (collectively "Institutional Purchasers"). Historically, the Company has increased its sales through acquisitions which have enabled the Company to add new product lines and expand its existing product lines. The Company believes that "VITA" with its accompanying logo is the most widely recognized, and the only nationally recognized, brand name in herring products and cured and smoked salmon products. The Company is one of the leading processors of herring products, and cured and smoked salmon products in the United States and has been producing and selling herring products for over 70 years and cured and smoked salmon products for over 30 years. The Company's products include a variety of cuts of pickled herring in cream and wine based sauces, and lox and nova salmon. The Company markets other complementary specialty food products, such as cream cheese with salmon, shrimp cocktail, horseradish products, and cocktail and tartar sauces, that it purchases from third party food producers and markets under the VITA brand name pursuant to co-packing arrangements. The Company markets and, in some cases, also produces related specialty food products under other brand names, some of which are recognized regional brand names, in certain regions of the country, that have been licensed to the Company. The Company expanded its line of specialty food products in 2001 with the acquisition of the Virginia Honey Company, Inc. ("Virginia Honey") as described below. Virginia Honey specializes in the processing and marketing of honey, salad dressings, sauces, jams and jellies and gift baskets. Virginia Honey markets and sells its products under the VIRGINIA BRAND name. As a result of the acquisition, the Company is leveraging its sales and distribution network to provide national exposure to the products of Virginia Honey. The Company also expects to introduce salad dressings and other products that will be jointly developed under the VITA brand name, thereby increasing the market presence of VITA.


COMPANY BACKGROUND

     The Company was originally incorporated as Vita Food Products, Inc. in 1928. In 1968, Brown and Williamson Tobacco Company, a British company, purchased the Company. The Company was then acquired by Dean Foods Company in 1978. In 1982, Mr. Stephen D. Rubin and Mr. Clark L. Feldman, on behalf of an investor group (the "Investors"), negotiated the acquisition of the Company from Dean Foods Company and became the Company's largest shareholders. On September 20, 1996, the Company reincorporated in the State of Nevada through a merger of Vita Food Products, Inc., an Illinois corporation ("Vita-Illinois"), and V-F Acquisition, Inc., an Illinois corporation that was the largest shareholder of Vita-Illinois, into the Company, a Nevada corporation formed for the purpose of effecting the reincorporation. On January 23, 1997, the Company completed an initial public offering of shares of its common stock and redeemable common stock purchase warrants resulting in net proceeds before expenses of approximately $4.1 million.


     Effective July 1, 2001 Vita acquired 100 percent of the outstanding shares of capital stock of Virginia Honey. The results of Virginia Honey have been included in the consolidated financial statements since the effective date. Virginia Honey was established in 1962 as a small beekeeping business. Since then, Virginia Honey expanded its product offerings to include salad dressings and by 1998 the company had grown to include two production facilities, with one used to pack honey products and the second to process and pack salad dressings, sauces and marinades.

GROWTH STRATEGY

     The Company's long-term growth strategy is to focus on acquisitions and capitalize on the goodwill associated with the VITA brand name and the strength of its national distribution network to increase its market share for its existing products and to introduce and market new specialty food products, which will be sold under the VITA, VIRGINIA BRAND or other brand names purchased or licensed from third parties. The Company intends to implement its growth strategy through acquiring, or entering into joint ventures with, companies producing complementary specialty food products, introducing and developing new products and increasing its marketing efforts.

PRODUCTS

     The Company's products include herring products, cured and smoked salmon products, complementary products, honey products, salad dressing products and a variety of related ready to eat specialty food products. The Company's refrigerated products can be located in the dairy department, meat and fish department or deli department of Supermarkets. The Company also sells products in the grocery sections of Supermarkets. Many of the Company's products are also sold in bulk to Institutional Purchasers. The Company believes that, although the market for herring products has been and is expected to remain constant, the market for salmon products and other specialty products is increasing. Consumption of fresh and frozen seafood in the United States has been increasing, especially consumption of salmon. All of the Company's salmon, herring and honey products, and most of its salad dressings, complementary and other specialty food products are kosher and receive the symbol of certification from the Orthodox Union. The Company also receives the symbol of certification for the use of many of its products for Passover from the Orthodox Union. The Company believes that the market for kosher foods will grow in the next few years and that this represents a significant opportunity for the Company. The increase in consumption of kosher food products is at least partially the result of (i) the perception by certain consumers who are not bound by Judaism's religious dietary restrictions that kosher certification indicates a superior product, and (ii) an increase in the U.S. population of members of other religious groups such as Islam, Hinduism and some branches of Christianity that observe dietary restrictions similar to many Jewish people.

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

     SALMON

     The Company, using only premium and quality grades of salmon from Southeastern Alaska, Canada, Chile, and other regions, cures, smokes, and slices the salmon for most of its salmon products. The Company's retail salmon products are packaged and sold either refrigerated or frozen to Supermarkets. The institutional cured and smoked salmon products are packaged in bulk containers, including three-pound trays, and sold refrigerated or frozen to Institutional Purchasers. Salmon consumption has been increasing over the past five years and salmon now represents one of the most popular types of seafood consumed in the United States. The Company's salmon products are generally served as part of buffets at parties, particularly during the Christmas holiday season, or as a traditional brunch item with bagels. The salmon products are also served as appetizers at formal parties and are being more frequently used as light meals. The Company's salmon products include "VITA Lox Salmon," "VITA Nova Salmon," and "VITA Peppered Salmon," "Atlantic Bay Classic Salmon," "VITA Salmon Burger," "VITA Marinated Salmon," and "VITA Salmon Spread."

     COMPLEMENTARY PRODUCTS

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


     SALAD DRESSINGS


     The Company, through its wholly owned subsidiary, manufactures and markets two premium lines of salad dressings. One line, which has been developed since the acquisition of Virginia Honey, is under the VITA brand name and is sold as refrigerated with no preservatives. The second line is under the VIRGINIA BRAND name and is sold in the grocery section. All salad dressing flavors feature the finest ingredients available and most contain a consumer favorite ingredient Vidalia(R) Onion. While all of the dressings boast premium quality anD taste, they also feature no cholesterol, low fat, low carbohydrates, and low calories.


     HONEY

     The company has been packing and marketing Pure, Grade "A" honey under the VIRGINIA BRAND name since 1962. The honey is available in several varieties and blends, including Clover, Wildflower, Orange Blossom, and Acacia. Each variety is available in many sizes ranging from 6oz mugs to 55 gallon drums used for food service. The Company's customers include retail grocery and foodservice, for bakeries and major food processors.


     SPECIALTY PRODUCTS


     In addition, the Company sells a wide array of other products including marinades, steak sauce, hot sauces, molasses, baking mixes, syrups, condiments, cider, mustard, jams, jellies, and preserves. These products are marketed by the Company under the VIRGINIA BRAND name, but produced by third parties pursuant to co-packing arrangements.


     NEWER PRODUCTS


     The Company's newer products are those being introduced now and in the past year and are developed by the Company, acquired through acquisitions of other companies, or marketed under co-packing arrangements or distribution agreements. The Company introduced a new line of premium smoked Atlantic Salmon products, under the "ATLANTIC BAY CLASSIC" name with the VITA logo, in the fourth quarter of 2001. This product line is processed in Chile by a third party pursuant to a co-packing arrangement.


     The company is introducing, in 2002, a line of salad dressings under the VITA brand name and product lines under the VITA and VIRGINIA BRAND names of Fat-Free salad dressings, Gourmet Cooking Sauces, Barbecue and Steak sauces.

     The Company has capitalized on its national distribution network and the strong recognition of the VITA brand name to generate sales of these products. In order to introduce these products, the Company incurs costs for development and distribution, which are significant relative to sales levels at the time of introduction. It is expected that as sales of these products grow, the development and distribution costs will decline on a relative basis.

PRODUCT DISTRIBUTION AND SALES

     The Company's products are currently sold through a national distribution network of approximately 60 established retail and institutional/food service brokers. The Company believes that it is the only processor of herring products and cured and smoked salmon products that has established such an extensive national distribution network. The Company believes it has been successful in developing this network for a number of reasons, including the recognition of the VITA brand name and the Company's reputation for producing quality products. The Company has also been able to develop and strengthen its distribution network by providing adequate shelf space for its products. The Company's current marketing efforts and its long-term relationship with many of the food brokers has also contributed to the strength of this network. The Company, through its marketing efforts, attempts to maintain good relationships with the Supermarkets and Institutional Purchasers that purchase its products. The Company believes that its national distribution network has, in turn, helped strengthen the VITA brand name and has been an important factor in the Company's ability to introduce new products into the marketplace.

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

     The Company enters into an agreement with each food broker, which grants the food broker an exclusive territory in which to sell its products and sets forth the amount of commissions to be paid on such sales by the Company. Such agreements do not permit the Company to make sales directly to Supermarkets located in a food broker's exclusive territory unless the Company pays the food broker the commission, which it would have earned. The agreements are terminable by either party upon 30 days' notice. The Company believes such terms are standard in the Company's industry. The food brokers sell the Company's products in both the retail and institutional/food service markets. The retail market, consisting of Supermarkets, has generally accounted for approximately 91% of the Company's net sales while Institutional Purchasers have accounted for the remaining 9% of net sales.


     In addition to the Company's three facilities, the Company also stores and distributes its products through over 15 warehouse facilities owned by third parties, which are located throughout the United States.

CUSTOMERS

     The Company's customers include large regional supermarket chains and wholesale clubs throughout the country and in Canada and Mexico. The Company's products sold under the VITA and VIRGINIA BRAND names are particularly well known on the eastern seaboard.


     The Company's largest customer represented 12% of its net sales in 2001. The Company does not have a long-term contractual relationship with this customer. The Company believes the loss of this customer would have a material adverse affect on the Company's business, financial condition and results of operations. However, the Company believes the loss of this customer is unlikely based on the Company's past and present working relationship.

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


PRODUCT RETURN POLICY

     The Company guarantees the sale of most of its products sold in Supermarkets, which sales represent approximately 74% of the Company's sales. This guarantee helps ensure that consumers receive fresh products. Under the guarantee, products not sold before the expiration date are either returned to the Company through its food brokers or are disposed of by the Supermarkets or food distributor. A credit is then issued to the Supermarket or food distributor. The Company has established a reserve to be used for credits for product returns and believes, based on its historical return rates, which have been fairly consistent over the past several years, that this reserve is adequate to fund all foreseeable product return credits.


PRODUCTION


     SUPPLIERS

     The Company relies on outside suppliers for its requirements in producing its herring, salmon, honey, salad dressings and other products. The Company currently purchases most of its herring from one specialty herring harvester and processor (the "Supplier") located in Canada, pursuant to a supply agreement. The Company has been purchasing herring from the Supplier since the Company began operations over 70 years ago. Under the agreement, the Supplier has the option to supply 90% of the Company's annual requirements for herring, provided it sells the herring at the same prices which the Company would pay if it purchased herring elsewhere. The Supplier guarantees the first priority of supply of herring to the Company, in an amount necessary to satisfy the Company's requirements. The Company currently purchases its other raw materials and co-packed products from a number of sources and the Company believes that there are other suppliers from which the Company could meet its requirements, if necessary.


     QUALITY CONTROL

     The Company believes that it was one of the first processors of herring products and cured and smoked salmon products to institute quality control procedures and that its quality control procedures are among the most stringent in this market. The Company has five full-time employees in its Quality Control Departments. The primary responsibility of these employees is to insure the quality of its products by overseeing the production process and by frequently testing the consistency of the products as they are produced. The products produced through co-packing arrangements are subject to both the quality control procedures of the co-packing company and the same frequent product testing that is required of the Company's products under its quality control procedures.


COMPETITION


     The market for the Company's products is highly competitive. The Company believes that consumers choose herring products, salmon products, honey products, salad dressing products as well as its other specialty products based primarily on product quality and price. Although the Company's competitors for herring and salmon products are primarily small, regional food processors and producers, certain of the Company's competitors may have greater financial and other resources than the Company and may offer lower prices on comparable products. Since a key competitive factor among producers of cured and smoked salmon products and herring products is price, even smaller regional companies may be able to compete effectively against the Company due to reduced shipping costs. While the Company believes its prices are competitive for the quality level of its products, the Company relies primarily on the recognition of the VITA brand name, its reputation for selling quality products, and the strength of its distribution network. The Company's main competitors in the herring product and cured and smoked salmon product market are Lascco, Mama's and Nathan's, among others. The Company believes it is the only independent company with national distribution capabilities in this market. In the honey products market the Company's main competitors are Dutch Gold Honey and Sioux Bee Honey. The Company recognizes that the salad dressing market is very competitive and there are large companies such as Kraft Foods, Inc. in this market. However, the Company believes that there is a niche with the salad dressing products the Company offers. Most of the salad dressings are based on the Vidalia(R) Onion as an ingredient. The Vidalia(R) Onion ingredient, coupLED with the Company's proprietary formulations have created what the Company believes are unique products.


ENVIRONMENTAL MATTERS

     In the ordinary course of the Company's production process, at the Chicago Illinois facility, spillage and cleaning results in a high concentration of sugars and vinegars, which create Biological Oxygen Demands ("BODs") as well as fats, oils and greases ("FOGs"), both of which enter the waste water treatment system. The Company is assessed a user charge by the Metropolitan Water Reclamation District (the "District"), based in part on the costs of treating this waste water. If the level of FOGs entering the wastewater treatment system exceeds a specified level over a specified period of time, the District, following certain procedural requirements, has the authority to fine the Company or to temporarily close the Company's production facility. The District has not initiated or threatened to initiate proceedings against the Company for violating specified levels for FOGs.


     The Company was involved in discussions with the District regarding the user charges for certain prior years. The Company settled these issues during December 2000. See Note 5B of Item 7. "Financial Statements". Although the Company is involved in this and other environmental matters, it does not believe that compliance with Federal, state or local provisions relating to protection of the environment will have a material effect on the Company's capital expenditures, earnings or competitive position.

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

     The Company has also licensed the "ELF" brand name, of herring products which the Company believes has widespread consumer recognition in the Midwest region of the country. The Company obtained all of Lyon Food's rights to the "ELF" trademark in connection with herring products from Food Marketing Corp. pursuant to a letter agreement (the "Letter Agreement"). Ownership of the "ELF" trademark originally belonged to Food Marketing Corp. and was transferred to SuperValu, Inc., which affirmed Lyon Food's right to use the mark as set forth in the Letter Agreement and consented to the Company's right to use the trademark in connection with smoked fish products. The Letter Agreement is terminable upon six months notice to the Company. The Company sells, under a new product line of smoked Atlantic Salmon, "ATLANTIC BAY CLASSIC." The Company has applied for a registered federal trademark for "ATLANTIC BAY CLASSIC." With the acquisition of Virginia Honey, the Company also owns the federally registered trademark "VIRGINIA BRAND." The Company is not aware of any names or marks, which infringe any of those the Company uses. Although the Company sells products under a number of other brand and trade names, such other brand or trade names are not material to the Company's marketing strategy. The Company also uses various recipes and proprietary formulations in its products which it maintains as trade secrets. The Company does not believe its business is otherwise dependent upon any patent, license, trademark, service mark or copyright.


PRODUCT LIABILITY INSURANCE

     The Company currently maintains product liability insurance for its products with limits of $1,000,000 per occurrence and $10,000,000 in the aggregate, per annum for it's operations. There can be no assurance that the Company's insurance will be adequate to cover future product liability claims, or that the Company will be able to maintain adequate product liability insurance at commercially reasonable rates.


EMPLOYEES

     At February 28, 2002, the Company had 131 full-time employees. Additionally, up to 40 workers are hired on a temporary basis each year to meet seasonal production demands. At the Chicago Illinois plant, except for supervisors, all production employees are represented by the Local 546 United Food & Commercial Workers, International Union and maintenance employees are represented by the Local 399 International Union of Operating Engineers. The Company has not experienced any work stoppages since the Company was acquired by the Investors in 1982. The Company considers its relations with its employees to be good.

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

ITEM 2.  DESCRIPTION OF PROPERTY

     The Company produces, packages, stores, and distributes its herring and salmon products at the Company-owned facility located in Chicago, Illinois. The Company's facility is located on 125,600 square feet of land. The facility contains approximately 82,200 square feet of space, including approximately 65,000 square feet of production space, approximately 13,900 square feet of refrigerated storage space, and approximately 3,300 square feet of office space. American National Bank and Trust Company of Chicago ("ANB") has a mortgage on this facility.

     The Company produces, packages, stores, and distributes its salad dressing products at a leased facility located in Martinsburg, West Virginia. The Company's facility is located on 8.75 acres of land. The facility contains approximately 40,000 square feet of space, including approximately 35,500 square feet of production space, and approximately 4,500 square feet of office space.

     The Company processes, packages, stores, and distributes its honey products at a leased facility located in Berryville, Virginia. The Company's facility is located on 6.25 acres of land. The facility contains approximately 24,000 square feet of space, including approximately 23,250 square feet of production space, and approximately 750 square feet of office space.

     The Company believes that its current production facilities provide sufficient capacity for its needs.

ITEM 3. LEGAL PROCEEDINGS

     The Company is not currently involved in any material pending legal proceedings and is not aware of any material legal proceedings threatened against it.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The shares of Common Stock began trading on the Chicago Stock Exchange on January 17, 1997, and on the American Stock Exchange on May 12, 1997. The Company's Common Stock is traded on the American Stock Exchange and Chicago Stock Exchange under the symbol "VSF". The Company believes that as of February 28, 2001 there were approximately 400 beneficial holders of the Company's Common Stock.

     The Company has never paid a cash dividend on its Common Stock and currently anticipates that all of its earnings will be retained for use in the operation and expansion of its business. The Company's revolving and term loan facilities restrict the Company's ability to pay dividends. See Note 3 to Item 7 Financial Statements.

     The following table set forth the high and low sales prices per share for the Common Stock of the Company for each quarter within fiscal years 2000 and 2001.

                Quarter                     High        Low
                --------------------------------------------

                1st - 2001                  1.65      1.125
                2nd - 2001                  3.00       1.60
                3rd - 2001                  2.75       2.05
                4th - 2001                  4.25       2.00

                1st - 2000                 2.375      1.000
                2nd - 2000                 2.000      1.250
                3rd - 2000                 1.750      1.375
                4th - 2000                 1.750      1.125

The Company's Warrants, which were traded on the American Stock Exchange and Chicago Stock Exchange under the symbol "VSF.WS," expired on January 16, 2002, per the terms of the prospectus for the Company's January 16, 1997, initial public offering.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS COMPARISON OF THE YEAR ENDED DECEMBER 31, 2001 AND THE YEAR ENDED DECEMBER 31, 2000

REVENUES. Net sales for the year ended December 31, 2001 were $31,982,000 compared to $25,127,000 for the same period in 2000, an increase of $6,855,000 or 27%. Of this increase, $5,809,000 is attributable to Virginia Honey Company, representing the net sales of this business unit since the July 1, 2001 effective acquisition date. The balance of the sales increase, or $1,046,000 was attributable to Vita and represents a 4% increase over the previous year.

This increase in sales of the Vita product line was a result of a 2% increase for herring products, a 4% increase for salmon products, a 2% increase for other specialty products and a 15% reduction in sales returns compared to prior year.

Management believes these increases are consistent with nationwide increases in demand for similar products. Vita's herring, salmon, and specialty product sales represented 51%, 42%, and 7% of the business unit's total gross sales, respectively. Virginia Honey's salad dressings, honey products and specialty items represented 53%, 46% and 1% of the business unit's total gross sales, respectively.

GROSS MARGIN. Gross margin for the year ended December 31, 2001 was $10,001,000 compared to $7,198,000 for the same period in 2000, an increase of $2,803,000 or 38.9%.

The Virginia Honey acquisition accounted for $2,003,000 of this increase with the remaining $800,000 attributable to Vita. Vita's gross margin was 30.6% in 2001 versus 28.6% in 2000, an increase of 2.0%. This increase in the gross margin percentage was attributable to a combination of decreased costs for raw fish, a sales mix shift toward higher margin products and successful programs resulting in a reduction in the costs associated with product returns. As a percentage of net sales, Virginia Honey's gross margin was 34.5%.

OPERATING EXPENSES. Selling, marketing, distribution and administrative expenses for the year ended December 31, 2001 were $7,902,000 compared to $6,094,000 for the same period in 2000, an increase of $1,808,000 or 29.7%. As a percentage of net sales, these expenses increased slightly to 24.7% from 24.3% for the same period in 2000. The Virginia Honey acquisition accounted for $1,304,000 of the increase with the remaining $504,000 attributable to Vita and representing a 8.3% increase for this unit. Of this increase in Vita's expenses, $170,000 was attributable to selling, marketing and distribution where higher freight costs and market slotting expenses were partially offset by lower spending in most other categories; the remaining $334,000 of the increase reflects higher administrative spending, primarily for employment related expenses of $160,000; professional fees of $116,000 and directors' and officers' expenses of $40,000.

INTEREST AND OTHER EXPENSE. Interest and other expense, net, for the year ended December 31, 2001 was $562,000 compared to $402,000 for the same period in 2000, an increase of $160,000 or 39.8%. This increase was primarily attributable to the additional borrowings for the Virginia Honey Co. acquisition as detailed in
Note 3 of the Company's financial statements included in Item 7 of this Form 10-KSB; this increase was partially offset by lower effective interest rates.

INCOME TAXES. The net operating loss carryforward, which has been used in prior years' to totally offset federal income tax, became fully exhausted during 2001. Consequently a tax expense for the year ending December 31, 2001 of $382,000 was recognized. The majority of this tax liability is deferred. In 2000 the company used a portion of the net operating loss carry forward to NET SALES offset income taxes, which would otherwise have been recognized as an expense and recognized $20,000 as a tax benefit in anticipation of the usage of the net operating loss carryforward during 2001.


NET INCOME. As a result of the operating results discussed above, net income for the year ended December 31, 2001 was $1,156,000 or $0.31 per share compared to net income of $722,000 or $0.19 per share for the same period in 2000, a 60.1% increase totaling $434,000 or $0.12 per share, for both basic and diluted per share amounts.

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


                                       NET SALES
               ---------------------------------------------------------------
                  FIRST          SECOND        THIRD              FOURTH
     YEAR        QUARTER         QUARTER       QUARTER            QUARTER
     -------------------------------------------------------------------------
                                 (in thousands)

     1997         $4,722         $4,013         $5,169            $ 8,046
     1998          5,519          4,075          5,159              7,542
     1999          5,380          4,200          5.257              8,129
     2000          6,218          4,757          5,434              8,718
     2001          6,220          5,027          8,477(1)          12,259(1)

(1) Includes the results of the Virginia Honey Company since the effective acquisition date of July 1, 2001. The inclusion of the acquisition accounted for $2,637,000 of the quarter three sales increase compared to that quarter in the prior year, and it accounted for $3,172,000 of the quarter four sales increase compared to that quarter in the prior year. The remaining increase in both quarters is attributable to Vita.


     The following table sets forth net income (loss) information for each of the Company's last 20 quarters. This unaudited net income (loss) information has been prepared on the same basis as the annual information presented elsewhere in this Form 10-KSB and, in the opinion of management, reflects all adjustments (consisting of normal recurring entries) necessary for a fair presentation of the information presented. Net income (loss) for any quarter is not necessarily indicative of net income (loss) for any future period.


                                   NET INCOME (LOSS)
               ---------------------------------------------------------------
                  FIRST          SECOND        THIRD              FOURTH
     YEAR        QUARTER         QUARTER       QUARTER            QUARTER
     -------------------------------------------------------------------------
                                 (in thousands)
      1997         $(162)         $(219)         $(307)             $(240)(1)
      1998           (89)          (463)          (109)                52 (2)
      1999           (43)          (143)            76                420 (3)
      2000            44           (110)           (89)               878 (4)
      2001            59            (88)           295 (5)            891 (5)

(1) The fourth quarter loss is not typical for the Company's historical fourth quarter financial performance. The lower profitability in the fourth quarter of 1997 was due, in part, to several factors including lower sales and profit margins, increased promotional activity for the Company's newer products and new geographic markets, and non-recurring production expenses.
(2) Includes a non-recurring charge of $298,000 to write off costs related to a suspended relocation effort.
(3) Includes a non-recurring charge of $236,000 to write off costs related to a suspended acquisition.
(4) Includes an expense reduction of $57,420 net of related costs involved in a settlement with Metropolitan Water Reclamation District.
(5) Includes the results of the Virginia Honey Company since the effective acquisition date of July 1, 2001. The inclusion of this acquisition accounted for $80,000 of the quarter three net income increase compared to that quarter in the prior year and it accounted for $267,000 of the quarter four net income increase compared to that quarter in the prior year. The remaining increase is attributable to Vita, most notably a $304,000 increase in quarter three net income due primarily to a sales mix shift toward higher margin products and a $254,000 decrease in quarter four net income due primarily to a $141,000 income tax increase and the settlement discussed in note (4) above.

     The Company has in the past and expects in the future to experience significant fluctuation in quarterly operating results. As the tables indicate, historically the Company's net sales and net income have typically been the highest in the fourth quarter of each year. The Company's business is seasonal because its sales volume increases significantly during the Christmas holiday season and, to a lesser extent, during other holidays in the Fall and Spring and periods of colder weather in certain sections of the country. Certain of these holidays, including Passover, Easter, Yom Kippur and Rosh Hashanah, may fall in different quarters in different years and could cause the Company's quarterly operating results to fluctuate in the future. However, the Company believes that through the Virginia Honey acquisition and the introduction of new non-seasonal or counter-seasonal products, it can, over time, reduce the variability in its quarterly operating results by increasing sales during the second and third quarters of each year.

FINANCIAL CONDITION

At December 31, 2001, the Company had $1,665,000 in working capital, compared to $5,673,000 at December 31, 2000, a decrease of $4,008,000 or 70.7%. The decrease was primarily attributable to the Amended and Restated Loan and Security Agreement entered into by the Company for the purpose of financing the acquisition of the Virginia Honey Co. As part of the new loan agreement the Company's revolving line of credit totaling $3,955,000 has been structured as short term and reduces working capital by this amount; an additional $880,000 of current maturities of long term debt also contributed to the working capital decrease. The working capital was further decreased by $272,000 as the deferred tax balance shifted from a $220,000 benefit at December 31, 2000 to a $52,000 liability at December 31, 2001 and by an increase in other current liabilities and accounts payable of $309,000. The reduction in working capital was partially offset by increased operating cash of $515,000 and accounts receivable of $804,000.

At December 31, 2001, the Company had $529,000 in cash, a revolving credit facility of $7,000,000 and a term facility of $7,250,000. The revolving loan facility matures July 31, 2002 and the term loan is payable in monthly installments of $90,042 through November 30, 2002, $40,042 from December 1, 2002 through July 31, 2006 and a balloon payment of $2,443,000 is due on July 31, 2006. Amounts outstanding under the revolving facility and the term facility at December 31, 2001 were $3,955,000 and $5,195,000, respectively. The interest rates fluctuate based on the Funded Debt to Adjusted EBITDA ratio as each such term is defined in the loan agreement. The loan agreement contains customary representations, warranties, and covenants. At December 31, 2001, the Company was in compliance with the covenants.

Since December 31, 2000, the Company's current ratio decreased to 1.2 from 2.7, due to the working capital changes discussed above. The ratio of long-term debt-to-total capitalization was 62% at December 31, 2001 compared to 63% at the prior year-end. The Company believes its financial resources are adequate to fund its needs for the next twelve months.

CASH FLOWS FROM OPERATING ACTIVITIES. Net cash provided by operating activities was $3,565,000 for the year ended December 31, 2001, compared to a $437,000 use of cash for the year ended December 31, 2000, an increase of $4,002,000. As discussed previously, net income for the year increased $434,000 over the previous year, making a positive contribution in this amount toward the increased cash flow. Additionally, higher depreciation and amortization of $249,000 and a higher deferred tax liability of $345,000 further enhanced the cash flow. However, the primary reason for the improvement was the reduction in working capital discussed above, specifically: $2,416,000 and $125,000 of cash provided from reductions of inventory and accounts receivable respectively compared with $803,000 and $584,000 used to fund increases in these asset categories during the previous fiscal year, thus contributing a combined $3,928,000 to improved cash flow. These asset reductions occurred at both the Vita and at the Virginia Honey (since the acquisition date) operating units. These sources of higher cash flow were partially offset by the increased use of cash, compared to the previous year, to cover higher prepaid expenses, of $43,000 and $910,000 used to pay down current liabilities including $162,000 at Vita and $748,000 at Virginia Honey.

CASH FLOWS FROM INVESTING ACTIVITIES. Net cash used in investing activities was $5,458,000 for the year ended December 31, 2001, compared to $607,000 for the year ended December 31, 2000. The $4,851,000 increase in cash usage was primarily due to the $4,641,000 paid for the Virginia Honey Co., net of cash acquired, and the associated $88,000 paid for amortizable costs related to the new loan facility. Increased capital spending of $128,000 further contributed to the higher use of cash for investing activities.

CASH FLOWS FROM FINANCING ACTIVITIES. Net cash provided by financing activities was $2,408,000 for the year ended December 31, 2001, and $1,006,000 for the year ended December 31, 2000. This $1,402,000 increase in net cash provided by financing activities was primarily attributable to proceeds from the new term loan that were used for the acquisition, offset by an increase in payments made on the revolving loan facility as a result of the excess of cash usage for investing activities over the cash provided from operating activities, as discussed above, which were financed by the Company's line of credit.

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

SFAS 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS 142 requires that the Company identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS 142. SFAS 142 is required to be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized at that date, regardless of when those assets were initially recognized. SFAS 142 requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company is also required to reassess the useful lives of other intangible assets within the first interim quarter after adoption of SFAS 142. The Company is in compliance with all SFAS 142 requirements.

     As of December 31, 2001, the net carrying amount of goodwill is $5,239,000 related to the acquisition of Virginia Honey. This acquisition was accounted for under the provisions of SFAS 141 and 142.

In October 2001, the Financial Accounting Standards Board issued SFAS 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" ("FAS 144"). This statement addresses financial accounting and reporting for the impairment and disposal of long-lived assets. This statement supercedes FASB Statement 121,"Accounting for the Impairment of Long-Lived Assets and for Long-Lived

Assets to be Disposed Of", and the accounting and reporting provisions of APB Opinion No. 30,"Reporting the Results of Operations - Reporting the Effect of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", for the disposal of a segment of a business. The provisions of FAS 144 will be effective for fiscal years beginning after December 15, 2001. The Company is currently evaluating the implications of adoption of FAS 144 and anticipates adopting its provisions in fiscal year 2002. No material impact on the financial condition or the results of operations is anticipated.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     Our financial statements reflect the selection and application of accounting policies that require management to make significant estimates and assumptions. We believe that the following are some of the more critical judgment area in the application of our accounting policies that currently affect our financial condition and results of operations

     Preparation of the consolidated financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions affecting the reported amounts of assets, liabilities, revenues and expenses and related contingent liabilities. On an on-going basis, the Company evaluates its estimates, including those related to revenues, returns, bad debts, income taxes and contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

     Revenue is recognized upon shipment of product to customers in fulfillment of customer orders. In accordance with industry practices, inventory is sold to customers often with the right to return or dispose if the merchandise is not sold prior to the expiration of its shelf life. Sales are reduced by a provision for estimated future returns and disposals.

The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the tax basis and financial reporting basis of certain assets and liabilities based upon currently enacted tax rates expected to be in effect when such amounts are realized or settled.

The Company reviews the carrying values of its long-lived and identifiable intangible assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Any long-lived assets held for disposal are reported at the lower of their carrying amounts or fair value less cost to sell. As of December 31, 2001 there has been no impairment of long-lived assets.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company has a revolving line of credit with a bank, which bears interest at the prime rate minus .05% (4.70% at December 31, 2001). This rate adjustment remains constant from the August 15, 2001 inception until April 30, 2002. The interest rate is based upon certain financial covenants and may range from LIBOR plus 3.45% to LIBOR plus 1.75% or prime plus 0.7% to prime minus 0.5%. In addition, the Company has a term loan facility, which bears interest based on certain financial covenants, which may range from LIBOR plus 3.70% to LIBOR plus 2.0% or prime plus 0.95% to prime minus 0.5%.

FORWARD-LOOKING STATEMENTS

     This annual report on Form 10-KSB, including "Description of Business," "Description of Property," "Legal Proceedings" and "Management's Discussion and Analysis or Plan of Operation" contains forward-looking statements within the meaning of the "safe-harbor" provisions of the Private Securities Litigation Reform Act of 1995. Such statements are based on management's current expectations and are subject to a number of factors and uncertainties which could cause actual results to differ materially from those described in the forward-looking statements. Such factors and uncertainties include, but are not limited to: (i) the impact of the level of the Company's indebtedness; (ii) restrictive covenants contained in the Company's various debt documents; (iii) general economic conditions and conditions in the retail environment; (iv) the Company's dependence on a few large customers; (v) price fluctuations in the raw materials used by the Company, particularly herring and salmon; (vi) competitive conditions in the Company's markets; (vii) the seasonal nature of the Company's business; (viii) the Company's ability to execute its acquisition strategy; (ix) fluctuations in the stock market; (x) the extent to which the Company is able to retain and attract key personnel; (xi) relationships with retailers; (xii) relationships with key vendors; (xiii) consolidation of the Company's supplier base; (xiv) successful integration of Virginia Honey Company and (xv) the impact of federal, state and local environmental requirements (including the impact of current or future environmental claims against the Company). As a result, the Company's operating results may fluctuate, especially when measured on a quarterly basis.

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


ITEM 7. FINANCIAL STATEMENTS

     Listed below are the financial statements included in this part of the Annual Report on Form 10-KSB:

(a)  Consolidated Financial Statements                             Page No.
     ---------------------------------                             --------
         Report of Independent                                           15
         Certified Public Accountants

         Consolidated Balance Sheets at December 31, 2001                16
         and at December 31, 2000

         Consolidated Statements of Income for the years                 17
         Ended December 31, 2001 and 2000

         Consolidated Statements of Shareholders' Equity for             17
         the years ended December 31, 2001 and 2000

         Consolidated Statements of Cash Flow for the years              18
         Ended December 31, 2001 and 2000

         Notes to Consolidated Financial Statements                   19 - 30

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors
Vita Food Products, Inc.

We have audited the accompanying consolidated balance sheets of Vita Food Products, Inc. and subsidiary, as of December 31, 2001 and 2000, and the related consolidated statements of income, shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Vita Food Products, Inc. and subsidiary, at December 31, 2001 and 2000, and the results of its operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.


                                                       BDO Seidman, LLP


Chicago, Illinois
February 15, 2002

                                                       VITA FOOD PRODUCTS, INC.
                                                                 AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
============================================================================================================

December 31,                                                                         2001            2000
------------------------------------------------------------------------------------------------------------
ASSETS


CURRENT ASSETS
    Cash                                                                        $    529,354    $     14,474
    Accounts receivable - trade, net of allowance for discounts, returns and
        doubtful accounts of $209,000 in 2001 and $194,000 in 2000                 4,859,224       4,054,725
    Inventories
        Raw material and supplies                                                  2,553,473       2,297,791
        Work in process                                                              115,691         163,984
        Finished goods                                                             1,826,453       1,943,119
    Prepaid expenses and other current assets                                        306,716         308,190
    Deferred income taxes                                                                  -         220,000
------------------------------------------------------------------------------------------------------------

TOTAL CURRENT ASSETS                                                              10,190,911       9,002,283
------------------------------------------------------------------------------------------------------------

PROPERTY, PLANT AND EQUIPMENT
    Land                                                                              35,000          35,000
    Building and improvements                                                      2,041,304       1,974,429
    Leasehold improvements                                                           270,240               -
    Machinery and office equipment                                                 7,323,451       5,719,879
------------------------------------------------------------------------------------------------------------
                                                                                   9,669,995       7,729,308
    Less accumulated depreciation and amortization                                (5,295,437)     (4,688,920)
------------------------------------------------------------------------------------------------------------

NET PROPERTY, PLANT AND EQUIPMENT                                                  4,374,558       3,040,388
------------------------------------------------------------------------------------------------------------

OTHER ASSETS
    Goodwill                                                                       5,238,895               -
    Other assets                                                                     263,596         146,250
------------------------------------------------------------------------------------------------------------

TOTAL OTHER ASSETS                                                                 5,502,491         146,250
------------------------------------------------------------------------------------------------------------

TOTAL ASSETS                                                                    $ 20,067,960    $ 12,188,921
============================================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
    Current maturities of long-term obligations                                 $  5,198,198    $    363,096
    Accounts payable                                                               2,477,282       2,225,732
    Accrued other expenses                                                           798,425         740,665
    Deferred income taxes                                                             52,304               -
------------------------------------------------------------------------------------------------------------

TOTAL CURRENT LIABILITIES                                                          8,526,209       3,329,493

LONG-TERM OBLIGATIONS, less current maturities                                     7,112,008       5,592,891

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
    Preferred stock, $.01 par value, authorized 1,000,000 shares; none issued              -               -
    Common stock, $.01 par value; authorized 10,000,000 shares; issued and
        outstanding 3,729,683 shares in 2001 and 3,724,546 shares in 2000             37,296          37,244
    Additional paid-in capital                                                     3,379,931       3,372,906
    Retained earnings (deficit)                                                    1,012,516        (143,613)
------------------------------------------------------------------------------------------------------------

TOTAL SHAREHOLDERS' EQUITY                                                         4,429,743       3,266,537
------------------------------------------------------------------------------------------------------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                      $ 20,067,960    $ 12,188,921
============================================================================================================

                   See accompanying notes to consolidated financial statements.

                                                       VITA FOOD PRODUCTS, INC.
                                                                 AND SUBSIDIARY


CONSOLIDATED STATEMENTS OF INCOME
=========================================================================

Year ended December 31,                           2001          2000
-------------------------------------------------------------------------

NET SALES                                    $ 31,981,733    $ 25,127,389
COST OF GOODS SOLD                             21,980,299      17,929,353
-------------------------------------------------------------------------

Gross margin                                   10,001,434       7,198,036

SELLING AND ADMINISTRATIVE EXPENSES
    Selling, marketing and distribution         5,057,905       4,093,422
    Administrative                              2,844,391       2,000,244
-------------------------------------------------------------------------

Total                                           7,902,296       6,093,666
-------------------------------------------------------------------------

OPERATING PROFIT                                2,099,138       1,104,370

OTHER (INCOME) EXPENSE
    Interest (income)                                (657)              -
    Interest expense                              561,827         401,957
-------------------------------------------------------------------------


INCOME BEFORE INCOME TAX EXPENSE (BENEFIT)      1,537,968         702,413
INCOME TAX EXPENSE (BENEFIT)                      381,839         (20,000)
-------------------------------------------------------------------------

Net income                                   $  1,156,129    $    722,413
=========================================================================

BASIC EARNINGS PER SHARE                     $       0.31    $       0.19
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING      3,725,420       3,716,818

DILUTED EARNINGS PER SHARE                   $       0.31    $       0.19
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING      3,753,780       3,728,631


CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
-------------------------------------------------------------------------------------------------------------
                                                                    Additional      Retained
                                                                       Paid-in      Earnings
                                             Shares       Amount       Capital      (Deficit)        Total
-------------------------------------------------------------------------------------------------------------
BALANCE, at January 1, 2000                3,712,471   $    37,124   $ 3,359,800   $  (866,026)   $ 2,530,898

Proceeds from stock purchase and stock        12,075           120        13,106             -         13,226
option plans
Net income                                         -             -             -       722,413        722,413
-------------------------------------------------------------------------------------------------------------

BALANCE, at December 31, 2000              3,724,546        37,244     3,372,906      (143,613)     3,266,537

Proceeds from stock purchase and stock         5,137            52         7,025             -          7,077
option plans
Net income                                         -             -             -     1,156,129      1,156,129
-------------------------------------------------------------------------------------------------------------

BALANCE, at December 31, 2001              3,729,683   $    37,296   $ 3,379,931   $ 1,012,516    $ 4,429,743
=============================================================================================================

                    See accompanying notes to consolidated financial statements.

                                                      VITA FOOD PRODUCTS, INC.
                                                                AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
======================================================================================================

Year ended December 31,                                                         2001          2000
------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income                                                              $ 1,156,129    $   722,413
    Adjustments to reconcile net income to net cash provided by (used in)
        operating activities
        Depreciation and amortization                                           630,423        381,131
        Changes in assets and liabilities net of effects from purchase of subsidiary
           Decrease (increase) in accounts receivable                           124,555       (583,727)
           Decrease (increase) in deferred income tax asset                     207,484        (20,000)
           Decrease (increase) in inventories                                 2,416,184       (802,630)
           Decrease in prepaid expenses and other current assets                 20,040         63,516
           (Decrease) increase in accounts payable                             (986,344)       120,021
           Decrease in accrued expenses                                        (121,010)      (317,818)
           Increase in deferred income tax liability                            118,000              -
------------------------------------------------------------------------------------------------------

Net cash provided by (used in) operating activities                           3,565,461       (437,094)
------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Capital expenditures                                                       (721,620)      (593,178)
    Payments for subsidiary net of cash acquired                             (4,641,495)             -
    Amortizable loan costs                                                      (87,928)             -
    Other assets                                                                 (7,307)       (13,934)
------------------------------------------------------------------------------------------------------

Net cash used in investing activities                                        (5,458,350)      (607,112)
------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from stock purchase and stock option plans                           7,077         13,226
    Net borrowings (payments) under revolving loan facility                  (1,628,005)     1,606,278
    Net (payments on) term loan facility                                     (1,409,654)      (225,910)
    Proceeds from new term loan                                               5,555,000              -
    Payments under capital lease obligations                                   (116,649)      (106,712)
    Payments of other debt obligations                                                -       (280,750)
------------------------------------------------------------------------------------------------------

Net cash provided by financing activities                                     2,407,769      1,006,132
------------------------------------------------------------------------------------------------------

NET INCREASE (DECREASE) IN CASH                                                 514,880        (38,074)

CASH, at beginning of year                                                       14,474         52,548
------------------------------------------------------------------------------------------------------

CASH, at end of year                                                        $   529,354    $    14,474
======================================================================================================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
    Cash paid for interest                                                  $   671,060    $   350,212
    Income taxes                                                                      -              -

NONCASH INVESTING AND FINANCING ACTIVITIES
    Capital lease obligations                                               $         -    $    61,232

                   See accompanying notes to consolidated financial statements.

                            VITA FOOD PRODUCTS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    A summary of the significant accounting policies utilized in the preparation of the accompanying financial statements follows.

    INDUSTRY

    The Company processes and sells various herring, and cured and smoked salmon products throughout the United States. In addition, the Company sells other complementary specialty food products. The Virginia Honey subsidiary manufactures and distributes honey, salad dressings, sauces, jams and jellies. The Company considers its products and related operations as two business segments.

    PRINCIPLES OF CONSOLIDATION

    The consolidated financial statements include the accounts of Vita Food Products, Inc. and its wholly owned subsidiary, Virginia Honey Company, Inc. commencing on July 1, 2001, the effective date of acquisition. All significant intercompany transactions and balances have been eliminated.

    CONCENTRATION OF CREDIT RISK

    Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of trade accounts receivable. The Company primarily provides credit in the normal course of business. The Company performs ongoing credit evaluations of its customers and maintains allowances for potential credit losses, if necessary.

    REVENUE RECOGNITION

    Revenue is recognized upon shipment of product to customers in fulfillment of customer orders.

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

    PROPERTY, PLANT AND EQUIPMENT

    Property, plant and equipment are stated at cost. Depreciation and amortization are being provided, on straight-line methods, over the estimated useful lives of the assets. Leasehold improvements are being amortized on a straight-line basis over the lives of the respective leases or the service lives of the improvements, whichever is shorter. Amortization of assets under capital lease is included in depreciation and amortization. Repair and maintenance items are expensed as incurred.

                            VITA FOOD PRODUCTS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

LONG-LIVED ASSETS

    The Company reviews the carrying values of its long-lived and identifiable intangible assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Any long-lived assets held for disposal are reported at the lower of their carrying amounts or fair value less cost to sell. As of December 31, 2001 there has been no impairment of long-lived assets.

    ESTIMATES

    The accompanying financial statements include estimated amounts and disclosures based on management's assumptions about future events. Actual results may differ from those estimates.

    ADVERTISING

    Advertising costs are expensed as incurred and included in "selling and marketing expenses". Advertising expenses amounted to approximately $343,000 and $347,000 in 2001 and 2000, respectively.

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

    The following is a reconciliation from basic earnings per share to diluted earnings per share for each of the last two years:

                            VITA FOOD PRODUCTS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                  Weighted
                                                   Average
                                          Net       Shares     Earnings
                                       Income  Outstanding    Per share
-----------------------------------------------------------------------
2001
  Basic                            $1,156,129    3,725,420        $0.31
  Effect of dilution:
     Stock options                                  28,360
-----------------------------------------------------------------------
  Diluted                          $1,156,129    3,753,780        $0.31
-----------------------------------------------------------------------

2000
  Basic                            $  722,413    3,716,818        $0.19
  Effect of dilution:
     Stock options                                  11,813
-----------------------------------------------------------------------
  Diluted                          $  722,413    3,728,631        $0.19
-----------------------------------------------------------------------

    RECENT ACCOUNTING PRONOUNCEMENTS

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

    SFAS 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS 142 requires that the Company identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS 142. SFAS 142 is required to be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized at that date, regardless of when those assets were initially recognized. SFAS 142 requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company is also required to reassess the useful lives of other intangible assets within the first interim quarter after adoption of SFAS 142. No material impact on financial condition or operating results are anticipated to result.

    As of December 31, 2001, the net carrying amount of goodwill is $5,238,895 related to the acquisition of Virginia Honey. This acquisition was accounted for under the provisions of SFAS 141 and 142.

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

                            VITA FOOD PRODUCTS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.  ACCRUED EXPENSES

    Accrued expenses consist of the following:

December 31,                                               2001       2000
--------------------------------------------------------------------------

Metropolitan Water Reclamation District user charges   $      -   $183,500
Accrued interest                                         56,436     88,829
Accrued salaries and bonuses                            467,904    376,597
Other taxes                                              46,745     45,968
Income taxes                                             97,745          -
Utilities, freight and other                            129,595     45,771
--------------------------------------------------------------------------

                                                       $798,425   $740,665
==========================================================================

3. LONG-TERM OBLIGATIONS

Long-term obligations consist of the following:


December 31,                                                                  2001          2000
------------------------------------------------------------------------------------------------
Revolving loan facility expires July 31, 2002. Interest fluctuates
    and was 4.7% at December 31, 2001. (a)                             $ 3,955,212   $         -
Revolving loan facility expired on April 30, 2001. Interest at prime
    (9.5% at December 31, 2000)                                                  -     5,383,216
Term loan facility payable in monthly installments, matures July 31,
    2006. Interest fluctuates and was 4.7% at December 31, 2001
    (a)                                                                  5,194,832             -
Term loan payable in monthly installments. Matures 2018. Interest
    is 7%. (b)                                                           2,910,568             -
Term loan facility expired on April 30, 2001. Interest at prime                  -       266,802
Capitalized lease obligations                                              189,320       305,969
Other notes payable                                                         60,274             -
------------------------------------------------------------------------------------------------

                                                                        12,310,206     5,955,987
Less current maturities                                                  5,198,198       363,096
------------------------------------------------------------------------------------------------

                                                                       $ 7,112,008   $ 5,592,891
================================================================================================

(a) In conjunction with the acquisition described in note 11, the Company entered into an Amended and Restated Loan and Security Agreement (the "Loan") with a bank consisting of a $7,000,000 revolving loan facility and a $7,250,000 term loan facility. Borrowings under the Loan are limited to 80% of Eligible Receivables and 60% of Eligible Inventory, as each such term is defined in the Loan. The revolving loan facility matures July 31, 2002. The term loan is payable in monthly installments of $90,042 through November 30, 2002, $40,042 from December 1, 2002 through July 31, 2006, and a balloon payment of $2,442,542 on July 31, 2006. The Loan is collateralized by all of the assets of the Company.

    Interest on the Loan is payable monthly. The interest rates fluctuate based on the Funded Debt to Adjusted EBITDA ratio, as each such term is defined in the Loan. The revolving loan facility bears interest at rates ranging from LIBOR plus 3.45% to LIBOR plus 1.75%, or prime plus 0.7% to prime minus 0.5% based on certain financial ratios of the Company. Similarly, the term loan facility bears interest ranging from LIBOR plus 3.70% to LIBOR plus 2.0%, or prime plus 0.95% to prime minus 0.5%. At December 31, 2001, both the revolving and the term loan facilities bear interest at prime (4.75%) minus 0.05%.

                            VITA FOOD PRODUCTS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


    The Loan imposes certain restrictions upon the Company including capital expenditures and payment of dividends, and requires the Company to maintain certain financial covenants and ratios, including Tangible Net Worth and EBITDA to Total Debt Service, as each such term is defined in the Loan. At December 31, 2001, the Company was in compliance with these covenants.

(b) As part of the acquisition agreement for the Virginia Honey Co. the Company assumed a 7% note payable to a former Virginia Honey Co. shareholder. At December 31, 2001 the balance due was $2,910,568. This note is payable in monthly installments and expires in 2018.

    Scheduled annual maturities of long-term obligations as of December 31, 2001 are as follows:

    Year ending December 31,
    ---------------------------------------------------------------

    2002                                                $ 5,198,198
    2003                                                    679,284
    2004                                                    603,679
    2005                                                    612,471
    2006                                                  2,862,676
    2007 and subsequent                                   2,353,898
    ---------------------------------------------------------------

                                                        $12,310,206
    ===============================================================

    The Company leases certain equipment under capitalized lease agreements. The leases are non-cancelable and expire in 2002-2003. The following is a schedule of future minimum payments under the capital leases as of December 31, 2001, together with the present value of net minimum lease payments:

    Year ending December 31,
    ---------------------------------------------------------------

    2002                                                $   113,368
    2003                                                     86,007
    ---------------------------------------------------------------

    Net minimum lease payments                              199,375
    Less amount representing interest                        10,055
    ---------------------------------------------------------------

    Present value of net minimum lease payments         $   189,320
    ===============================================================

                            VITA FOOD PRODUCTS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    The equipment, which is leased under the capitalized lease agreements and classified as machinery and office equipment in the accompanying balance sheets, is as follows:

    December 31,                                       2001          2000
    ---------------------------------------------------------------------

    Cost                                          $ 546,510     $ 546,510
    Accumulated depreciation                       (183,952)     (130,306)
    ---------------------------------------------------------------------

                                                  $ 362,558     $ 416,204
    =====================================================================

4.  INCOME TAXES

    Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The tax effects of existing temporary differences that give rise to significant portions of the net deferred tax asset (liability) are as follows:

    December 31,                                       2001          2000
    ---------------------------------------------------------------------

    Deferred tax asset (liability)
        Uniform inventory capitalization          $  74,000     $  37,000
        Accrued liabilities                           9,000         3,000
        Empowerment credit                           92,000             -
        Contributions carryover                      17,000        37,000
        Net operating loss carryforwards                  -       535,000
    ---------------------------------------------------------------------


                                                    192,000       612,000
    Deferred tax liability
        Depreciation                               (244,304)     (211,000)
    ---------------------------------------------------------------------

                                                    (52,304)      401,000
    Less valuation allowance                              -      (181,000)
    ---------------------------------------------------------------------

    Net deferred tax asset (liability)            $ (52,304)    $ 220,000
    =====================================================================

    The valuation allowance decreased by $181,000 in 2001 and decreased by $328,000 in 2000.

    Based on its pretax income for the year ended December 31, 2001, which would allow the Company to utilize all of its net operating loss carryforwards totaling $1,370,000, the Company determined that a full recognition of the deferred tax asset valuation allowance was appropriate.


    Income taxes at December 31, 2001 and 2000 consists of the following:

    December 31,                                       2001          2000
    ---------------------------------------------------------------------

    Current                                       $  56,839     $       -
    Deferred                                        506,000       308,000
    Adjustment of valuation allowance              (181,000)     (328,000)
    ---------------------------------------------------------------------

    Income tax expense (benefit)                  $ 381,839     $ (20,000)
    =====================================================================

                            VITA FOOD PRODUCTS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


    The reconciliation of income tax computed at the United States federal statutory tax rate of 34% to income tax expense (benefit) is as follows:

    Year ended December 31,                            2001          2000
    ---------------------------------------------------------------------

    Tax at federal statutory rate                 $ 523,000     $ 239,000
    Change in deferred tax valuation allowance     (181,000)     (328,000)
    Other                                            39,839        69,000
    ---------------------------------------------------------------------

    Income tax expense (benefit)                  $ 381,839     $ (20,000)
    =====================================================================

    During 2001 and 2000 the Company recognized the benefit of net operating loss carryforwards of $535,000 and $214,000, respectively.

    At December 31, 2001 the Company had income tax credit carryforwards of $92,000. The income tax credit carryforwards are set to expire in 2011 through 2021.

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

     D. The Company leases its Virginia Honey warehouses from a former owner and an officer of Virginia Honey under two leases that expire in 2003. Future payments under these leases amount to approximately $306,000 and $290,000 for the years ending 2002 and 2003, respectively. Since July 1, 2001, the effective date of the acquisition, rent expense under these agreements totaled $153,000.

  6. EMPLOYEE BENEFIT PLANS

     The Company has established a qualified, 401(k), profit sharing plan covering its non-union employees. Participants may elect to defer a portion of annual compensation. The Company may contribute amounts at the discretion of the board of directors.

                            VITA FOOD PRODUCTS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     The Company expensed 401(k) matching contributions of $29,319 and $13,727 in 2001 and 2000, respectively.

     Additionally, the Company participates in two multi-employer plans that provide benefits to the Company's union employees. Contributions to the plans for the years ended December 31, 2001 and 2000 were $31,462 and $34,232, respectively.

  7. MAJOR CUSTOMER

     The Company had sales to one customer in 2001 representing 12% of net sales for that year; at December 31, 2001, this customer had an open accounts receivable balance of $712,000. The Company had sales to another customer in 2000 representing 10% of total sales for that year; at December 31, 2000, that customer had an open accounts receivable balance of $335,000.

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

     Information with respect to the stock option plans follows:


     Year ended December 31,                             2001           2000
     -----------------------------------------------------------------------

     Options outstanding at beginning of year         168,500        208,000
     Options granted                                   58,500         59,000
     Options exercised                                  2,500          7,000
     Options forfeited                                  3,000         91,500
     -----------------------------------------------------------------------

     Options outstanding at end of year               221,500        168,500
     =======================================================================

     Weighted average remaining contractual life     7.5 YRS.       7.9 yrs.
     Options exercisable                              147,400        114,600
     =======================================================================

     Option prices per share granted              $1.50-$2.75   $1.50-$1.875
     =======================================================================

                            VITA FOOD PRODUCTS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


    Year ended December 31,
    -----------------------------------------------------------------------

    Weighted Average Exercise Price
    January 1, 2000                                                   $2.38
    December 31, 2000                                                 $2.60
        Exercised                                                     $1.03
        Exercisable                                                   $2.60
        Forfeited                                                     $1.69
    -----------------------------------------------------------------------
    December 31, 2001                                                 $2.53
        Exercised                                                     $1.50
        Exercisable                                                   $2.53
        Forfeited                                                     $3.50
    =======================================================================


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

    The weighted-average, grant date fair value of stock options granted to employees during the year and the weighted-average significant assumptions used to determine those fair values, using a modified Black-Sholes option pricing model, and the pro forma effect on earnings of the fair value accounting for stock options under Statement of Financial Accounting Standards No. 123, are as follows:

                                                           2001        2000
---------------------------------------------------------------------------
    Weighted average fair value per options granted       $1.59       $1.17

    Significant assumptions (weighted average)
    Risk-free interest rate at grant date                   5.1%        5.8%
    Expected stock price volatility                        0.75        0.75
    Expected dividend payout                                  -           -
    Expected option life (years)                              5           5

    Net Income
    As reported                                      $1,156,129    $722,413
    Pro forma                                        $1,103,266    $684,493

    Basic earnings per share
    As reported                                           $0.31       $0.19
    Pro forma                                             $0.30       $0.18

9.  EMPLOYMENT CONTRACTS

    The Company has employment agreements with two officers of the Company, extending through December 2002. Under the terms of these agreements, the officers are entitled to be paid a salary of $240,030 annually (adjusted annually for increases of at least the cost of living index), plus bonuses, if any, and certain perquisites.

    The Company entered into an employment agreement with an officer of Virginia Honey in conjunction with the purchase of Virginia Honey. The agreement extends to December 31, 2004 and calls for him to receive a salary of $300,000 per year with, at the sole discretion of Virginia Honey's Board of Directors, a maximum raise equal to the percentage increase in the cost of living index.

                            VITA FOOD PRODUCTS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. FAIR VALUE OF FINANCIAL INSTRUMENTS

    The carrying amount of cash, accounts receivable, accounts payable and short-term debt approximates fair value due to the short-term nature of these instruments. The fair value of the Company's notes payable, and capital lease obligations is based on rates currently available for debt with similar terms and maturities from the bank issuing the Loan discussed in Note 3

11. ACQUISITIONS

    Effective July 1, 2001 Vita acquired 100 percent of the outstanding shares of capital stock of Virginia Honey Company, Inc ("Virginia Honey") from Terry W. Hess. The results of Virginia Honey have been included in the consolidated financial statements since the effective date. Virginia Honey is a manufacturer and distributor of honey, salad dressings, sauces, jams and jellies and gift baskets. As a result of the acquisition, the Company is leveraging its sales and distribution network to provide national exposure to the products of Virginia Honey. The Company also expects to introduce products that will be jointly developed, thereby increasing the market presence of Vita and Virginia Honey.

    The aggregate purchase price, including direct costs of the acquisition, of $4,884,437 was paid in cash. The Stock Purchase Agreement also provides for future contingent payments to Mr. Hess based on forty percent of five times the average quarterly EBITDA less certain debt obligations of Virginia Honey, for the period from April 2001 through December 31, 2004 and twenty percent for the period from January 1, 2005 through December 31, 2006. Should any such amount be payable, the Company will record the payment as an additional cost of the acquisition. As of December 31, 2001, there is no amount due as calculated under the agreement. However, should Virginia Honey maintain its current profitability levels, the Company estimates that payments with a net present value of approximately $2.4 million would be due and payable as contingent consideration in accordance with the provisions of the Stock Purchase Agreement. The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition:

                  AT JUNE 30, 2001
                     (in 000's)
        ----------------------------------------------------------

        Current assets, including cash of $243             $3,724
        Property, plant and equipment                       1,219
        Other assets                                           72
        Goodwill                                            5,239
        ----------------------------------------------------------
            Total assets acquired                          10,254
        Current liabilities                                (1,777)
        Long-term debt                                     (3,593)
       -----------------------------------------------------------
            Total liabilities assumed                      (4,859)
       -----------------------------------------------------------

            Net assets acquired                            $4,884
        ==========================================================

    None of the amount of goodwill is expected to be deductible for tax purposes.

                            VITA FOOD PRODUCTS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    The unaudited consolidated results of operation on a pro forma basis as though Virginia Honey had been acquired as of the beginning of 2000 are as follows ($000's except earnings per share data):

          Twelve months ended December 31,           2001        2000
          -----------------------------------------------------------

          Net sales                               $38,452     $36,834
          Net income                              $ 1,547     $ 1,630

          Basic earnings per share                $  0.42     $  0.44
          Diluted earnings per share              $  0.41     $  0.44

    The pro forma financial information is not necessarily indicative of the operating results that would have occurred had the Virginia Honey acquisition been consummated as of the above dates, nor are they indicative of future operating results.

12. BUSINESS SEGMENTS

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

                            VITA FOOD PRODUCTS, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Business segment information is as follows ($000's):

     Twelve months ended December 31,        2001       2000
-------------------------------------------------------------

     GOODWILL
         Vita                             $     -    $     -
         Virginia Honey                     5,239          -
     --------------------------------------------------------

     Total goodwill                       $ 5,239    $     -
     ========================================================

     TOTAL ASSETS
         Vita                             $16,256    $12,189
         Virginia Honey                     3,812          -
     --------------------------------------------------------

     TOTAL ASSETS                         $20,068    $12,189
     ========================================================

     NET SALES
         Vita                             $26,173    $25,127
         Virginia Honey                     5,809          -
     --------------------------------------------------------

     TOTAL NET SALES                      $31,982    $25,127
     ========================================================

     OPERATING PROFIT
         Vita                             $ 1,400    $ 1,104
         Virginia Honey                       699          -
     --------------------------------------------------------

     TOTAL OPERATING PROFIT               $ 2,099    $ 1,104
     ========================================================

     NET INCOME
         Vita                             $   809    $   722
         Virginia Honey                       347          -
     --------------------------------------------------------

     TOTAL NET INCOME                     $ 1,156    $   722
     ========================================================

     DEPRECIATION AND AMORTIZATION
         Vita                             $   470    $   381
         Virginia Honey                       160          -
     --------------------------------------------------------

     TOTAL DEPRECIATION AND AMORTIZATION  $   630    $   381
     ========================================================

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      Not Applicable

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     The information required by this Item 9 as to the Directors, executive Officers and Compliance with Section 16(a) if the Exchange Act is incorporated herein by reference to the information set forth under the captions "Election of Directors," "Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance," respectively, in the Company's definitive Proxy Statement for the 2002 Annual Meeting of Stockholders.

ITEM 10. EXECUTIVE COMPENSATION

     The information required by this Item 10 is incorporated by reference to the information set forth under the caption "Compensation of Executive Officers" in the Company's definitive Proxy Statement for the 2002 Annual Meeting of Stockholders.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item 11 is incorporated by reference to the information set forth under the caption "Security Ownership of Principal Holders and Management" in the Company's definitive Proxy Statement for the 2002 Annual Meeting of Stockholders, since such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after the end of the Company's fiscal year pursuant to Regulation 14A.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item 12 is incorporated by reference to the information set forth under the caption "Certain Relationships and Related Transactions" in the Company's definitive Proxy Statement for the 2002 Annual Meeting of Stockholders.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a) Listed below are the exhibits included in this part of the Annual Report on Form 10-KSB:

NUMBER                     EXHIBIT TITLE
------                     -------------

(7) 2.1 Stock Purchase Agreement, dated as of June 29, 2001, between Vita Food Products, Inc., Virginia Honey Company, Inc. and Terry W. Hess (Ex. 2.1)

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

(3) 10.1.3     Form of Fourth Amendment to Loan and Security Agreement
               (Ex. 10.1.3)

(4) 10.1.4     Fifth Amendment to Loan and Security Agreement (Ex. 10.1.4)

(5) 10.1.5     Sixth Amendment to Loan and Security Agreement and Note
               (Ex. 10.1.5)

(6) 10.1.6     Seventh Amendment to Loan and Security Agreement  (Ex. 10.1.6)


--------------
(1) Incorporated by reference to Form SB-2 Registration Statement (File No. 333-5738), filed with the Securities and Exchange Commission on September 23, 1996. Form SB-2 Exhibit Number is included in parenthesis following the title of the Exhibit.

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

(1) 10.2       Form of 1996 Employee Stock Option Plan (Ex. 10.4)x

(1) 10.3       Form of 1996 Stock Option Plan for Non-Employee Directors
               (Ex. 10.5)x

(1) 10.4 Form of Employment Agreement between the Company and Stephen D. Rubin (Ex. 10.7)x

(6) 10.4.1     Amendment One to Employment Agreement between the Company and
               Stephen D. Rubinx (Ex. 10.4.1)

(1) 10.5 Form of Employment Agreement between the Company and Clark L. Feldman (Ex. 10.8)x

(6) 10.5.1     Amendment One to Employment Agreement between the Company and
               Clark L. Feldmanx (Ex. 10.5.1)

(1) 10.6 Long Term Supply/Purchase Agreement dated as of September 1, 1992 by and between the Company and Barry's Limited (Ex. 10.9)

(1) 10.9 Gorenstein Agreement dated September 20, 1996 by and among the Company, Stephen D. Rubin, Clark L. Feldman, Sam Gorenstein, David Gorenstein and J.B.F. Enterprises (Ex. 10.26)

(7) 10.10      Form of Employment Agreement, dated as of July 1, 2001, between
               Virginia Honey Company, Inc. and Terry W. Hess (First Exhibit to
               Ex. 2.1)


--------------------------------------------------------------------------------
(7) Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on August 30, 2001. Form 8-K Exhibit Number is included in parenthesis following the title of the exhibit.

x Indicates an employee benefit plan, management contract or compensatory plan or arrangement in which a named executive officer participates.

(b)  Reports Filed on Form 8-K

A Form 8-K/A was filed by the Company on October 29, 2001 to include the required financial statements and pro forma financial information with respect to the Company's acquisition of all of the outstanding capital stock of Virginia Honey Company, Inc.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          VITA FOOD PRODUCTS, INC.


                                          By:    /s/ Stephen D. Rubin
                                             --------------------------------
                                                    Stephen D. Rubin
                                                        President

                                          Date:  March 28, 2002

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant in the following capacities on March 28, 2002.



           Signatures                                                      Title

/s/ Stephen D. Rubin                                               Director and President
----------------------------------------
Stephen D. Rubin                                                 (Principal Executive Officer)


/s/ Clark L. Feldman                                   Director, Executive Vice President and Secretary
----------------------------------------
Clark L. Feldman

/s/ Clifford K. Bolen                                      Vice President, Chief Financial Officer
----------------------------------------                                  and Treasurer
Clifford K. Bolen                                        (Principal Financial and Accounting Officer)


/s/ Terry W. Hess                                         Chief Executive Officer of Virginia Honey
----------------------------------------                                  and Director
Terry W. Hess


/s/ Michael Horn                                                           Director
----------------------------------------
Michael Horn


/s/ Neal Jansen                                                            Director
----------------------------------------
Neal Jansen


/s/ Steven A. Rothstein                                                    Director
----------------------------------------
Steven A. Rothstein


/s/ Jeffrey C. Rubenstein                                                  Director
----------------------------------------
Jeffrey C. Rubenstein


/s/ John C. Seramur                                                        Director
----------------------------------------
John C. Seramur


/s/ Joel D. Spungin                                                        Director
----------------------------------------
Joel D. Spungin

                                  EXHIBIT INDEX


(7) 2.1 Stock Purchase Agreement, dated as of June 29, 2001, between Vita Food Products, Inc., Virginia Honey Company, Inc. and Terry W. Hess (Ex. 2.1)

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

(3) 10.1.2     Third Amendment to Loan and Security Agreement (Ex. 10.1.2)

(3) 10.1.3     Form of Fourth Amendment to Loan and Security Agreement
               (Ex. 10.1.3)

(4) 10.1.4     Fifth Amendment to Loan and Security Agreement (Ex. 10.1.4)

(5) 10.1.5     Sixth Amendment to Loan and Security Agreement and Note
               (Ex. 10.1.5)



--------------
(1) Incorporated by reference to Form SB-2 Registration Statement (File No. 333-5738), filed with the Securities and Exchange Commission on September 23, 1996. Form SB-2 Exhibit Number is included in parenthesis following the title of the Exhibit.

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

(6) 10.1.6     Seventh Amendment to Loan and Security Agreement  (Ex. 10.1.6)

(1) 10.2       Form of 1996 Employee Stock Option Plan (Ex. 10.4)x

(1) 10.3       Form of 1996 Stock Option Plan for Non-Employee Directors
               (Ex. 10.5)x

(1) 10.4 Form of Employment Agreement between the Company and Stephen D. Rubin (Ex. 10.7)x

(6) 10.4.1     Amendment One to Employment Agreement between the Company and
               Stephen D. Rubinx (Ex. 10.4.1)

(1) 10.5 Form of Employment Agreement between the Company and Clark L. Feldman (Ex. 10.8)x

(6) 10.5.1     Amendment One to Employment Agreement between the Company and
               Clark L. Feldmanx (Ex. 10.5.1)

(1) 10.6 Long Term Supply/Purchase Agreement dated as of September 1, 1992 by and between the Company and Barry's Limited (Ex. 10.9)

(1) 10.9 Gorenstein Agreement dated September 20, 1996 by and among the Company, Stephen D. Rubin, Clark L. Feldman, Sam Gorenstein, David Gorenstein and J.B.F. Enterprises (Ex. 10.26)

(7) 10.10      Form of Employment Agreement, dated as of July 1, 2001, between
               Virginia Honey Company, Inc. and Terry W. Hess (First Exhibit to
               Ex. 2.1)




--------------------------------------------------------------------------------

(6) Incorporated by reference to Form 10-QSB for the fiscal quarter ended June 30, 1999, filed with the Securities and Exchange Commission on August 9, 1999. Form 10-QSB Exhibit Number is included in parenthesis following the title of the exhibit.

(7) Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on August 30, 2001. Form 8-K Exhibit Number is included in parenthesis following the title of the exhibit.

x Indicates an employee benefit plan, management contract or compensatory plan or arrangement in which a named executive officer participates.