Form 10-Q
period 2002-03-31
VITA FOOD PRODUCTS INC
filed 2002-05-15
CIK 1024342

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


|X|         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 2002

|_|         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

              For the Transition Period From ________ to _________


                         Commission File Number 1-12599

                            VITA FOOD PRODUCTS, INC.
             (Exact name of registrant as specified in its charter)


            NEVADA                                              36-3171548
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)

                 2222 WEST LAKE STREET, CHICAGO, ILLINOIS 60612
               (Address of principal executive office) (Zip code)

       Registrant's telephone number, including area code: (312) 738-4500

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

         The number of shares outstanding of registrant's common stock as of March 31, 2002 was 3,729,683.

                            VITA FOOD PRODUCTS, INC.

                                    FORM 10-Q

                      FOR THE QUARTER ENDED MARCH 31, 2002
                                      INDEX

                                                                                                       PAGE
PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

            a)  Balance Sheets as of March 31, 2002 and December 31, 2001                                3

            b)  Income Statements for the Three Months Ended March 31, 2002 and 2001                     4

            c)  Shareholders' Equity Statements for the Three Months Ended March 31, 2002                4

            d)  Cash Flows Statements for the Three Months Ended March 31, 2002 and 2001                 5

            e)  Notes to Financial Statements                                                            6

Item 2.   Management's Discussion and Analysis of Results of Operations and Financial Condition          9

Item 3.   Quantitative and Qualitative Disclosures About Market Risk                                    11

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                                                             11

Item 6.   Exhibits and Reports on Form 8-K                                                              11

SIGNATURE                                                                                               12


                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS                             VITA FOOD PRODUCTS, INC.
                                                                  AND SUBSIDIARY

                                                                                           MARCH 31,  DECEMBER 31,
                                                                                                2002         2001
                                                                                          (UNAUDITED)    (AUDITED)
------------------------------------------------------------------------------------------------------------------
ASSETS
Current Assets
    Cash                                                                                 $   113,269  $   529,354
    Accounts receivable-trade, net of allowance for discounts, returns, and doubtful
      accounts of $188,220 in 2002 and $133,000 in 2001                                    3,353,023    4,859,224
    Inventories
        Raw material and supplies                                                          2,694,552    2,553,473
        Work in process                                                                      121,704      115,691
        Finished goods                                                                     1,588,835    1,826,453
    Prepaid expenses and other current assets                                                466,900      306,716
                                                                                         -----------  -----------
Total Current Assets                                                                       8,338,283   10,190,911

Property, Plant and Equipment
    Land                                                                                      35,000       35,000
    Building and improvements                                                              2,091,601    2,041,304
    Leasehold improvements                                                                   288,091      270,240
    Machinery and office equipment                                                         7,529,605    7,323,451
                                                                                         -----------  -----------
                                                                                           9,944,297    9,669,995
    Less accumulated depreciation and amortization                                        (5,447,132)  (5,295,437)
                                                                                         -----------  -----------
Net Property, Plant & Equipment                                                            4,497,165    4,374,558

Other Assets
    Goodwill                                                                               5,244,702    5,238,895
    Other assets                                                                             252,674      263,596
                                                                                         -----------  -----------
Total Other Assets                                                                         5,497,376    5,502,491
                                                                                         -----------  -----------
  Total Assets                                                                           $18,332,824  $20,067,960
-----------------------------------------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
    Current maturities of long-term obligations                                          $ 3,993,020  $ 5,198,198
    Accounts payable                                                                       1,814,956    2,477,282
    Accrued other expenses                                                                   794,217      798,425
    Deferred income taxes                                                                     52,304       52,304
                                                                                         -----------  -----------
Total Current Liabilities                                                                  6,654,497    8,526,209

Long-term Obligations, Less Current Maturities                                             6,944,498    7,112,008

Commitments and Contingencies

Shareholders' Equity
    Preferred stock, $.01 par value, authorized 1,000,000 shares; none issued
    Common stock, $.01 par value; authorized 10,000,000 shares; issued and
     outstanding 3,729,683 shares in 2002 and  2001                                           37,296       37,296
    Additional paid in capital                                                             3,379,931    3,379,931
    Retained earnings                                                                      1,316,602    1,012,516
                                                                                         -----------  -----------
Total Shareholders' Equity                                                                 4,733,829    4,429,743
                                                                                         -----------  -----------
  Total Liabilities and Shareholders'  Equity                                            $18,332,824  $20,067,960
-----------------------------------------------------------------------------------------------------------------

                                  See accompanying notes to financial statements

CONSOLIDATED STATEMENTS OF INCOME                       VITA FOOD PRODUCTS, INC.
                                                                 AND SUBSIDIARY



                                                    FOR THE THREE MONTHS ENDED
                                                              MARCH 31,
                                                         2002               2001
                                                  (UNAUDITED)        (UNAUDITED)
--------------------------------------------------------------------------------

Net Sales                                         $10,067,489        $ 6,219,753
Cost of Goods Sold                                  6,989,850          4,527,035
                                                  -----------        -----------
Gross Margin                                        3,077,639          1,692,718

Selling and Administrative Expenses
  Selling, Marketing & Distribution                 1,516,247          1,003,619
  Administrative                                      910,091            517,611
                                                  -----------        -----------
  Total                                             2,426,338          1,521,230
                                                  -----------        -----------
Operating Profit                                      651,301            171,488

Other (Income) Expense
     Interest Expense                                 144,492            112,872
                                                  -----------        -----------
Income Before Income Tax Expense                      506,809             58,616
Income Tax Expense                                    202,723                  0
                                                  -----------        -----------
Net Income                                        $   304,086        $    58,616

Basic Earnings Per Share                          $      0.08        $      0.02
Weighted Average Common Shares Outstanding          3,729,683          3,724,546

Diluted Earnings Per Share                        $      0.08        $      0.02
Weighted Average Common Shares Outstanding          3,815,393          3,732,727


CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY         VITA FOOD PRODUCTS, INC.
                                                                  AND SUBSIDIARY

                                         COMMON STOCK         ADDITIONAL        RETAINED
                                   ----------------------      Paid-in          Earnings
                                      SHARES      AMOUNT       CAPITAL         (DEFICIT)          TOTAL
-----------------------------------------------------------------------------------------------------------
Balance, at January 1, 2002        3,729,683     $37,296      $3,379,931       $1,012,516       $4,429,743

Net income                                                                        304,086          304,086
                                  --------------------------------------------------------------------------
Balance, at March 31, 2002         3,729,683     $37,296      $3,379,931       $1,316,602       $4,733,829
-----------------------------------------------------------------------------------------------------------

                                 See accompanying notes to financial statements

STATEMENTS OF CASH FLOWS                                VITA FOOD PRODUCTS, INC.
                                                                  AND SUBSIDIARY

                                                      FOR THE THREE MONTHS ENDED
                                                               MARCH 31,
                                                          2002          2001
                                                       (UNAUDITED)   (UNAUDITED)
--------------------------------------------------------------------------------
Cash Flows From Operating Activities
     Net income                                      $   304,086    $    58,616
     Adjustments to reconcile net income to net
        cash provided by operating activities
        Depreciation and amortization                    185,502        107,859
        Changes in assets and liabilities:
               Decrease in accounts receivable         1,506,201      1,442,735
               Decrease in inventories                    90,526        805,994
               (Increase) decrease in prepaid
                  expenses and other current assets     (160,184)        20,719
               Decrease in accounts payable             (662,326)    (1,054,080)
               Decrease in accrued expenses               (4,208)      (309,267)
                                                     -----------    -----------
  Net cash provided by operating activities            1,259,597      1,072,576


CASH FLOWS FROM INVESTING ACTIVITIES
        Capital expenditures                            (294,206)       (70,343)
        Payments for subsidiary net of cash acquired      (5,807)             0
        Other assets                                      (2,981)        (2,730)
                                                     -----------    -----------
  Net cash used in investing activities                 (302,994)       (73,073)


CASH FLOWS FROM FINANCING ACTIVITIES
        Net payments under revolving loan facility    (1,058,511)      (886,078)
        Payments on term loan facility                  (295,915)       (61,612)
        Proceeds from new term loan                        7,102              0
        Payments under capital lease obligations         (25,364)       (28,344)
                                                     -----------    -----------
  Net cash used by financing activities               (1,372,688)      (976,034)
                                                     -----------    -----------
Net (decrease) increase in cash                         (416,085)        23,469

Cash, at beginning of period                             529,354         14,474
                                                     -----------    -----------
Cash, at end of period                               $   113,269    $    37,943
-------------------------------------------------------------------------------

Supplemental Disclosure of Cash Flow Information
        Cash paid for interest                       $   155,373    $    93,041
        Income taxes paid                            $   104,520    $         0


                                 See accompanying notes to financial statements

                            VITA FOOD PRODUCTS, INC.

                          NOTES TO FINANCIAL STATEMENTS

                                   (UNAUDITED)

BASIS OF PRESENTATION

         In the opinion of management, the accompanying balance sheets and related interim statements of income, cash flows, and shareholders' equity include all adjustments, consisting only of normal recurring items necessary for their fair presentation in conformity with U.S. generally accepted accounting principles. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. Examples include provisions for returns, deductions, bad debts, and length of building and equipment lives. Actual results may differ from these estimates. Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with Management's Discussion and Analysis and financial statements and notes thereto included in the Company's 2001 Form 10-KSB.

PRINCIPLES OF CONSOLIDATION

         The consolidated financial statements include the accounts of Vita Food Products, Inc. ("Vita") and its wholly owned subsidiary, Virginia Honey Company, Inc. ("Virginia Honey"), commencing on July 1, 2001, the effective date of acquisition. All significant intercompany transactions and balances have been eliminated.


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

         As of March 31, 2002, the net carrying amount of goodwill was $5,244,702 related to the acquisition of Virginia Honey. This acquisition was accounted for under the provisions of SFAS 141 and 142.

         In October 2001, the Financial Accounting Standards Board issued SFAS 144 "Accounting for the impairment or Disposal of Long-Lived Assets" ("FAS 144"). This statement addresses financial accounting and reporting for the impairment and disposal of long-lived assets. This Statement supercedes FASB Statement 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations - "Reporting the Effect of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", for the disposal of a segment of a business. The provisions of FAS 144 will be effective for fiscal years beginning after December 15, 2001. The Company has adopted FAS 144 and has determined that there is no material impact of adopting its provisions.

ACQUISITIONS

         Effective July 1, 2001 Vita acquired 100 percent of the outstanding shares of capital stock of Virginia Honey from Terry W. Hess. The results of Virginia Honey have been included in the Company's consolidated financial statements since the effective date of the acquisition. Virginia Honey is a manufacturer and distributor of honey, salad dressings, sauces, jams and jellies and gift baskets. As a result of the acquisition, the Company is leveraging its sales and distribution network to provide national exposure to the products of Virginia Honey. The Company also has begun, and expects to continue, to introduce products that will be jointly developed, thereby increasing the market presence of Vita and Virginia Honey.

         The aggregate purchase price of acquiring Virginia Honey, including direct costs of the acquisition, of $4,890,244 was paid in cash. The stock purchase agreement with respect to the acquisition (the "Stock Purchase Agreement") also provides for future contingent payments to Mr. Hess based on forty percent of five times the average quarterly EBITDA less certain debt obligations of Virginia Honey, for the period from April 2001 through December 31, 2004 and twenty percent for the period from January 1, 2005 through December 31, 2006. Should any such amount be payable, the Company will record the payment as an additional cost of the acquisition. As of March 31, 2002, there is no amount due as calculated under the agreement. However, should Virginia Honey maintain its current profitability levels, the Company estimates that payments with a net present value of approximately $2.5 million would be due and payable as contingent consideration in accordance with the provisions of the Stock Purchase Agreement.

         The unaudited consolidated results of operation on a pro forma basis as though Virginia Honey had been acquired as of the beginning of 2001 are as follows ($000's except earnings per share data):

         Three months ended March 31,                      2001
         --------------------------------------------------------------

         Net sales                                     $  9,750
         Net income                                    $    238

         Basic earnings per share                      $   0.06
         Diluted earnings per share                    $   0.06


      The pro forma financial information is not necessarily indicative of the operating results that would have occurred had the Virginia Honey acquisition been consummated as of the beginning of 2001, nor are they indicative of future operating results.

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

BUSINESS SEGMENT INFORMATION IS AS FOLLOWS ($000'S):

            Three months ended March 31,                  2002         2001
            --------------------------------------------------------------------

            GOODWILL
                Vita                                $        -    $       -
                Virginia Honey                           5,245            -
            ====================================================================

            Total Goodwill                          $    5,245    $       -
            ====================================================================

            TOTAL ASSETS
                Vita                                $   13,874    $   9,908
                Virginia Honey                           4,459            -
            --------------------------------------------------------------------

            Total Assets                            $   18,333    $   9,908
            ====================================================================

            NET SALES
                Vita                                $    6,779    $   6,220
                Virginia Honey                           3,288            -
            --------------------------------------------------------------------

            Total Net Sales                         $   10,067    $   6,220
            ====================================================================

            OPERATING PROFIT
                Vita                                $      257    $     171
                Virginia Honey                             394            -
            --------------------------------------------------------------------

            Total Operating Profit                  $      651    $     171
            ====================================================================

            NET INCOME
                Vita                                $       98    $      59
                Virginia Honey                             206            -
            --------------------------------------------------------------------

            Total Net Income                        $      304    $      59
            ====================================================================

            DEPRECIATION AND AMORTIZATION
                Vita                                $      116    $     107
                Virginia Honey                              70            -
            --------------------------------------------------------------------

            Total Depreciation and Amortization     $      186    $     107
            ====================================================================

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION


COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2002 AND THE THREE MONTHS ENDED MARCH 31, 2001

REVENUES. Net sales for the three months ended March 31, 2002 were $10,067,000, compared to $6,220,000 for the same period in 2001, an increase of $3,847,000 or 61.9%. Of this increase, $3,288,000 was attributable to Virginia Honey, representing the net sales of this business unit, which was effectively acquired on July 1, 2001. The balance of the increase, totaling $559,000 represents a 9.0% increase for the Vita business. This increase in Vita's net sales was the result of a 6% increase in gross sales of herring products, a 15% increase for salmon products, and a 4% improvement in returns and allowances; net of a 19% decrease for other specialty products. Herring, salmon, and specialty product sales respectively represented 48%, 47%, and 5% of the this business unit's total gross sales during this period. Virginia Honey's salad dressings, honey products and specialty items respectively represented 60%, 39% and 1% of this business unit's total gross sales.

GROSS MARGIN. Gross margin for the three months ended March 31, 2002 was $3,078,000, compared to $1,693,000 for the same period in 2001, an increase of $1,385,000 or 81.8%. Inclusion of the new Virginia Honey business unit accounted for $1,131,000 of this increase with the balance of $254,000 attributable to the Vita business. Gross margin as a percent of net sales increased to 30.6% from 27.2% during this time, an increase of 3.4 percentage points. For the Vita business unit, gross margin was 28.7% for the current quarter versus 27.2% during the same period in 2001. This improvement was attributable to a combination of factors, most notably a sales mix shift toward the higher margin salmon products and volume related processing efficiencies. As a percentage of net sales, the gross margin of Virginia Honey totaled 34.3%, notably higher than that of the Vita business; thus contributing to the improved consolidated result.

OPERATING EXPENSES. Selling, marketing, distribution and administrative expenses for the three months ended March 31, 2002 were $2,426,000, compared to $1,521,000 for the same period in 2001, an increase of $905,000 or 59.5%. As a percentage of net sales, these expenses decreased to 24.1% from 24.5% for the same period in 2001. The inclusion of Virginia Honey's results accounted for $736,000 of the increase. The remaining $169,000, representing an 11% increase, was attributable to Vita's operation. Of this increase, $79,000 was due to selling, marketing and distribution expenses, most notably as a result of increased levels of in-store advertising, including various dealer incentive programs, with another $90,000 resulting from higher administrative expenses primarily for employment related matters and professional fees.

INTEREST EXPENSE. Interest expense for the three months ended March 31, 2002 was $144,000, compared to $113,000 for the same period in 2001, an increase of $31,000 or 28.0%. This increase was attributable to the higher average borrowings necessary to finance the acquisition of Virginia Honey. The resulting $11,183,000 average debt balance for the first quarter represented an increase of $6,120,000 or 120%, compared to the $5,082,000 for the same quarter of the previous year. The effect of this increased borrowing on the interest expense was largely offset by lower interest rates provided under the terms of the Company's Amended and Restated Loan and Security Agreement dated July 1, 2001.

INCOME TAXES. The Company provided $203,000 for income tax expense during the three months ended March 31, 2002. No income tax provision was necessary for the same period of the previous year because the tax liability incurred was completely offset by a net operating loss carryforward.

NET INCOME. As a result of the information presented above, net income for the three months ended March 31, 2002 was $304,000 or $0.08 per share compared to net income of $59,000 or $0.02 per share for the same period in 2001, a 415.3% increase totaling $245,000 or $0.06 per share. Of this increase, $206,000 is attributable to the new Virginia Honey unit and $39,000 to the Vita business, representing a 66.1% increase for this unit. Furthermore, when the tax provision discussed above is considered, pretax profit for the first quarter of the current year of $507,000 exceeded the $59,000 pretax profit for the same period of the previous year by $448,000, an increase of 759.3%.


FINANCIAL CONDITION

At March 31, 2002, the Company had $1,684,000 in working capital, slightly up from the $1,665,000 at December 31, 2001, an increase of $19,000 or 1%. During this same period, the current ratio improved to 1.3 from 1.2. This small net change occurred in conjunction with the annual first quarter liquidation of current assets following the busiest quarter of the year. This year, the net current asset reduction totaled $1,853,000 of which $1,506,000 reflected net collections of accounts receivable. However, this reduction of current assets was exceeded by a pay-down of current liabilities totaling $1,872,000, thus resulting in the small net increase in working capital.

At March 31, 2002, the Company had $113,000 in cash, a revolving credit facility of $7,000,000 and a term facility of $7,250,000. The revolving loan facility matures July 31, 2002. The term loan is payable in monthly installments of $90,042 through November 30, 2002, and $40,042 from December 1, 2002 through July 31, 2006 with a balloon payment of $2,443,000 due July 31, 2006. Amounts outstanding under the revolving facility and the term facility at March 31, 2002 were $2,897,000 and $4,925,000, respectively. The rate of interest on $2,000,000 of the revolver was 4.60%, which equals LIBOR plus 2.70%; the rate on the term loan and the balance of the revolver was 4.70%, which equals prime minus 0.5%. At March 31, 2002, the Company was in compliance with the customary covenants, representations and warranties contained in the loan agreement.

The ratio of long-term debt to total capitalization improved to 59% at March 31, 2002 from 62% at December 31, 2001. This is primarily due to the reduced borrowing required on the term loan resulting from the increased profitability and the other items contributing to the strong operating cash flow results discussed below. The Company believes its financial resources are adequate to fund its needs for the next twelve months.

CASH FLOWS FROM OPERATING ACTIVITIES. Net cash provided by operating activities was $1,260,000 for the three months ended March 31, 2002. As discussed in the above section, the primary source for this cash was the net collection of accounts receivable, which totaled $1,506,000 during the quarter. Cash flows from operating activities for the current quarter compares to $1,073,000 for the same period in 2001, an increase of $187,000 which was largely attributable to the $245,000 increase in net income.

CASH FLOWS FROM INVESTING ACTIVITIES. Net cash used in investing activities was $303,000 for the three months ended March 31, 2002, compared to $73,000 for the same period in 2001, an increase of $230,000. These funds were used primarily to purchase machinery and equipment for the Company's manufacturing operations.

CASH FLOWS FROM FINANCING ACTIVITIES. Net cash used in financing activities was $1,373,000 for the three months ended March 31, 2002, compared to $976,000 for the same period in 2001, an increase of $397,000. This increase was primarily attributable to payment of both the term loan and the revolving line of credit.


SEASONALITY
The Vita segment of the Company's business is seasonal in nature, primarily as a result of the timing of certain holidays on the demand for certain products. Historically, the Company's sales and profits have been substantially higher in the fourth quarter of each year.

FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-QSB, including "Management's Discussion and Analysis of Financial Condition and Results of Operations", contains forward-looking statements within the meaning of the "safe-harbor" provisions of the Private Securities Litigation Reform Act of 1995. Such statements are based on management's current expectations and are subject to a number of factors and uncertainties which could cause actual results to differ materially from those described in the forward-looking statements. Such factors and uncertainties include, but are not limited to: (i) the impact of the level of the Company's indebtedness; (ii) restrictive covenants contained in the Company's various debt documents; (iii) general economic conditions and conditions in the retail environment; (iv) the Company's dependence on a few large customers; (v) price fluctuations in the raw materials used by the Company, particularly herring and salmon; (vi) competitive conditions in the Company's markets; (vii) the seasonal nature of the Vita business segment; (viii) the Company's ability to execute its acquisition strategy; (ix) fluctuations in the stock market; (x) the extent to which the Company is able to retain and attract key personnel; (xi) relationships with retailers; (xii) relationships with key vendors; (xiii) consolidation of the Company's supplier base; and (xiv) the impact of current or future environmental claims against the Company. As a result, the Company' operating results may fluctuate, especially when measured on a quarterly basis.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company has a revolving line of credit with a bank, which bears interest at the prime rate minus .05% (4.70% at March 31, 2002). This rate adjustment will remain constant until June 30, 2002. After June 30, 2002, the interest rate adjustment is based upon certain financial covenants and may range from LIBOR plus 3.45% to LIBOR plus 1.75% or prime plus 0.7% to prime minus 0.5%. In addition, the Company has a term loan facility, which bears interest based on certain financial covenants, which may range from LIBOR plus 3.70% to LIBOR plus 2.0% or prime plus 0.95% to prime minus 0.5%.


                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         The Company is not currently involved in any material pending legal proceedings and is not aware of any material legal proceedings threatened against it.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (A)  EXHIBITS

              None

         (B)  REPORTS ON FORM 8-K

         The Company filed no reports on Form 8-K during the quarter ended March 31, 2002.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   VITA FOOD PRODUCTS, INC.




Date:  May 13, 2002                By:      /s/  Stephen D. Rubin
                                      -----------------------------------------
                                                 Stephen D. Rubin
                                                     President
                                           (Principal Executive Officer)



Date:  May 13, 2002                By:       /s/  Clifford K. Bolen
                                      -----------------------------------------
                                                 Clifford K. Bolen
                                       Vice President; Chief Financial Officer
                                   (Principal Financial and Accounting Officer)