Form 10-Q
period 2002-06-30
VITA FOOD PRODUCTS INC
filed 2002-08-14
CIK 1024342

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 2002

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the Transition Period From __________to__________


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

         The number of shares outstanding of registrant's common stock as of August 2, 2002 was 3,754,437.

                            VITA FOOD PRODUCTS, INC.

                                    FORM 10-Q

                       FOR THE QUARTER ENDED JUNE 30, 2002

                                      INDEX


PART I.  FINANCIAL INFORMATION                                              PAGE
Item 1.  Financial Statements

            a) Balance Sheets as of June 30, 2002 and December 31, 2001      3

            b) Income Statements for the Three Months and Six Months
               Ended June 30, 2002 and 2001                                  4

            c) Shareholders' Equity Statements for the Six Months Ended
               June 30, 2002                                                 4

            d) Cash Flows Statements for the Six Months Ended June 30,
               2002 and 2001                                                 5

            e) Notes to Financial Statements                                 6

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                          10

Item 3.  Quantitative and Qualitative Disclosures About Market Risk         13

PART II. OTHER INFORMATION
Item 1.  Legal Proceedings                                                  13
Item 4.  Submission of Matters to a Vote of Security Holders                13
Item 6.  Exhibits and Reports on Form 8-K                                   14

CERTIFICATION OF PERIODIC REPORT                                            15

SIGNATURE                                                                   16

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS                             VITA FOOD PRODUCTS, INC.
                                                                  AND SUBSIDIARY
--------------------------------------------------------------------------------


                                                                                       JUNE 30,      DECEMBER 31,
                                                                                           2002              2001
                                                                                     (UNAUDITED)        (AUDITED)
-----------------------------------------------------------------------------------------------------------------
ASSETS
Current Assets
       Cash                                                                        $     41,867      $    529,354
       Accounts receivable-trade, net of allowance for discounts, returns,
         and doubtful accounts of $138,000 in 2002 and $209,000 in 2001               2,909,200         4,859,224
       Inventories
           Raw material and supplies                                                  2,707,725         2,553,473
           Work in process                                                               29,414           115,691
           Finished goods                                                             2,207,803         1,826,453
       Prepaid expenses and other current assets                                        338,770           306,716
                                                                                   ------------      ------------
Total Current Assets                                                                  8,234,779        10,190,911

Property, Plant and Equipment
       Land                                                                              35,000            35,000
       Building and improvements                                                      2,268,067         2,041,304
       Leasehold improvements                                                           285,531           270,240
       Machinery and office equipment                                                 7,874,500         7,323,451
                                                                                   ------------      ------------
                                                                                     10,463,098         9,669,995
       Less accumulated depreciation and amortization                                (5,629,382)       (5,295,437)
                                                                                   ------------      ------------
Net Property, Plant & Equipment                                                       4,833,716         4,374,558

Other Assets
       Goodwill                                                                       5,244,702         5,238,895
       Other assets                                                                     241,865           263,596
                                                                                   ------------      ------------
Total Other Assets                                                                    5,486,567         5,502,491
                                                                                   ------------      ------------
  Total Assets                                                                     $ 18,555,062      $ 20,067,960
-----------------------------------------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
       Current maturities of long-term obligations                                 $  3,784,495      $  5,198,198
       Accounts payable                                                               2,141,520         2,477,282
       Accrued other expenses                                                           878,204           798,425
       Deferred income taxes                                                             52,304            52,304
                                                                                   ------------      ------------
Total Current Liabilities                                                             6,856,523         8,526,209

Long-term Obligations, Less Current Maturities                                        6,782,797         7,112,008

Commitments and Contingencies

Shareholders' Equity
       Preferred stock, $.01 par value, authorized 1,000,000 shares; none issued
       Common stock, $.01 par value; authorized 10,000,000 shares; issued and
        outstanding 3,751,437 shares in 2002 and 3,729,683 shares in 2001                37,513            37,296
       Additional paid in capital                                                     3,429,800         3,379,931
       Retained earnings                                                              1,448,429         1,012,516
                                                                                   ------------      ------------
Total Shareholders' Equity                                                            4,915,742         4,429,743
                                                                                   ------------      ------------
  Total Liabilities and Shareholders' Equity                                       $ 18,555,062      $ 20,067,960
-----------------------------------------------------------------------------------------------------------------

                                  See accompanying notes to financial statements

CONSOLIDATED STATEMENTS OF OPERATIONS                   VITA FOOD PRODUCTS, INC.
                                                                  AND SUBSIDIARY
--------------------------------------------------------------------------------


                                                 FOR THE THREE MONTHS ENDED          FOR THE SIX MONTHS ENDED
                                                          JUNE 30,                           JUNE 30,
                                                       2002             2001              2002             2001
---------------------------------------------------------------------------------------------------------------
Net sales                                      $  8,784,872     $  5,026,645      $ 18,852,362     $ 11,246,397
Cost of goods sold                                5,970,765        3,680,503        12,960,615        8,207,538
                                               ------------     ------------      ------------     ------------
Gross margin                                      2,814,107        1,346,142         5,891,747        3,038,859

Selling and administrative expenses
  Selling, marketing & distribution               1,488,359          890,381         3,004,606        1,894,000
  Administrative                                    968,480          518,987         1,878,571        1,036,598
                                               ------------     ------------      ------------     ------------
Total                                             2,456,839        1,409,368         4,883,177        2,930,598
                                               ------------     ------------      ------------     ------------
Operating profit (loss)                             357,268          (63,226)        1,008,570          108,261

Interest expense                                    138,165           76,169           282,657          189,042
                                               ------------     ------------      ------------     ------------
Income (loss) before income taxes                   219,103         (139,395)          725,913          (80,781)
Income tax expense (benefit)                         87,277          (51,576)          290,000          (51,576)
                                               ------------     ------------      ------------     ------------
Net income (loss)                              $    131,826     $    (87,819)     $    435,913     $    (29,205)

Basic earnings (loss) per share                $       0.04     $      (0.02)     $       0.12     $      (0.01)
Weighted average common shares outstanding        3,739,721        3,724,546         3,734,730        3,724,546

Diluted earnings (loss) per share              $       0.03     $      (0.02)     $       0.11     $      (0.01)
Weighted average common shares outstanding        3,858,071        3,724,546         3,840,961        3,724,546





CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY         VITA FOOD PRODUCTS, INC.
                                                                  AND SUBSIDIARY
--------------------------------------------------------------------------------

                                         COMMON STOCK               ADDITIONAL         RETAINED
                                   --------------------------          PAID-IN        EARNINGS/
                                      SHARES           AMOUNT          CAPITAL        (DEFICIT)           TOTAL
---------------------------------------------------------------------------------------------------------------
Balance, at January 1, 2001        3,724,546      $    37,244      $ 3,372,906     $  (143,613)     $ 3,266,537

Proceeds from stock purchase
and stock option plans                 1,679               17            1,681                            1,698

Net (loss)                                                                             (29,205)         (29,205)
                                   ---------      -----------      -----------     -----------      -----------
Balance, at June 30, 2001          3,726,225      $    37,261      $ 3,374,587     $  (172,818)     $ 3,239,030
---------------------------------------------------------------------------------------------------------------

Balance, at January 1, 2002        3,729,683      $    37,296      $ 3,379,931     $ 1,012,516      $ 4,429,743

Proceeds from stock purchase
and stock option plans                21,754              217           49,869                           50,086

Net income                                                                             435,913          435,913
                                 -----------      -----------      -----------     -----------      -----------
Balance, at June 30, 2002          3,751,437      $    37,513      $ 3,429,800     $ 1,448,429      $ 4,915,742
---------------------------------------------------------------------------------------------------------------

                                  See accompanying notes to financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS                   VITA FOOD PRODUCTS, INC.
                                                                 AND SUBSIDIARY
-------------------------------------------------------------------------------

                                                                                        FOR THE SIX MONTHS ENDED
                                                                                                 JUNE 30,
                                                                                            2002              2001
                                                                                      (UNAUDITED)       (UNAUDITED)
------------------------------------------------------------------------------------------------------------------
Cash Flows From Operating Activities
     Net income (loss)                                                                $   435,913      $   (29,205)
     Adjustments to reconcile net income (loss) to net cash provided by operating activities
            Depreciation and amortization                                                 381,656          215,718
            Gain on sale of fixed asset                                                    (3,949)
            Changes in assets and liabilities:
                        Decrease in accounts receivable                                 1,950,024        1,973,496
                        (Increase) decrease in inventories                               (449,325)         654,045
                        (Increase) in prepaid expenses and other current assets           (32,054)         (50,624)
                        (Increase) in deferred income tax asset                                 0          (51,576)
                        (Decrease)  in accounts payable                                  (335,762)        (359,532)
                        Increase (decrease) in accrued expenses                            79,779         (455,416)
                                                                                      -----------      -----------
  Net cash provided by operating activities                                             2,026,282        1,896,906


CASH FLOWS FROM INVESTING ACTIVITIES
            Capital expenditures                                                         (823,059)        (349,161)
            Proceeds from sale of fixed asset                                              14,000                0
            Other assets                                                                  (11,881)         (62,005)
                                                                                      -----------      -----------
  Net cash used in investing activities                                                  (820,940)        (411,166)


CASH FLOWS FROM FINANCING ACTIVITIES
            Proceeds from stock purchase and stock options                                 50,086            1,698
            Net payments under revolving loan facility                                 (1,116,133)      (1,219,477)
            Net payments of long term obligations                                        (574,483)        (123,223)
            Payments under capital lease obligations                                      (52,299)         (57,225)
                                                                                      -----------      -----------
  Net cash used in financing activities                                                (1,692,829)      (1,398,227)
                                                                                      -----------      -----------
Net (decrease) increase in cash                                                          (487,487)          87,513

Cash, at beginning of period                                                              529,354           14,474
                                                                                      -----------      -----------
Cash, at end of period                                                                $    41,867      $   101,987
------------------------------------------------------------------------------------------------------------------
Supplemental Disclosure of Cash Flow Information
        Cash paid for interest                                                        $   301,026      $   221,228
        Income taxes paid                                                             $   104,600      $         0




                                  See accompanying notes to financial statements

                            VITA FOOD PRODUCTS, INC.

                          NOTES TO FINANCIAL STATEMENTS

                                   (UNAUDITED)

BASIS OF PRESENTATION

         In the opinion of management, the accompanying balance sheets and related interim statements of income, cash flows, and shareholders' equity include all adjustments, consisting only of normal recurring items necessary for their fair presentation in conformity with U.S. generally accepted accounting principles. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. Examples include provisions for returns, deductions, bad debts, and length of building and equipment lives. Actual results may differ from these estimates. Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and financial statements and notes thereto included in the 2001 Form 10-KSB of Vita Food Products, Inc. (Vita Food Products, Inc., together with its wholly owned subsidiary, Virginia Honey Company, Inc., hereinafter referred to as the "Company")

PRINCIPLES OF CONSOLIDATION

         The consolidated financial statements include the accounts of Vita Food Products, Inc. ("Vita") and its wholly owned subsidiary, Virginia Honey Company, Inc. ("Virginia Honey"), commencing on July 1, 2001, the effective date of Vita's acquisition of Virginia Honey. All significant intercompany transactions and balances have been eliminated.


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

         SFAS 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS 142 requires that the Company identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS 142. SFAS 142 requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company is also required to reassess the useful lives of other intangible assets within the first interim quarter after adoption of SFAS 142. The Company has adopted SFAS 142 effective January 1, 2002 and has determined that there is no material impact of adopting its provisions.

         As of June 30, 2002, the net carrying amount of goodwill was $5,244,702 related to the acquisition of Virginia Honey. This acquisition was accounted for under the provisions of SFAS 141 and 142.

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

         The aggregate purchase price of acquiring Virginia Honey, including direct costs of the acquisition, of $4,890,244 was paid in cash. The stock purchase agreement with respect to the acquisition (the "Stock Purchase Agreement") also provides for future contingent payments to Mr. Hess based on forty percent of five times the average quarterly EBITDA less certain debt obligations of Virginia Honey, for the period from April 2001 through December 31, 2004 and twenty percent for the period from January 1, 2005 through December 31, 2006. Should any such amount be payable, the Company will record the payment as an additional cost of the acquisition. As of June 30, 2002, there is no amount due as calculated under the agreement. However, should Virginia Honey maintain its current profitability levels, the Company estimates that payments with a net present value of approximately $2.5 million would be due and payable as contingent consideration in accordance with the provisions of the Stock Purchase Agreement.

         The unaudited consolidated results of operation on a pro forma basis as though Virginia Honey had been acquired as of the beginning of 2001 are as follows ($000's except earnings per share data):

Six Months ended June 30,                         2001
-----------------------------------------------------------

Net sales                                       $ 17,698
Net income                                      $    355

Basic earnings per share                        $   0.10
Diluted earnings per share                      $   0.10



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

BUSINESS SEGMENT INFORMATION IS AS FOLLOWS ($000'S):


Three months ended June 30,                 2002           2001
---------------------------------------------------------------

GOODWILL
    Vita                                $   --        $   --
    Virginia Honey                         5,245          --
---------------------------------------------------------------

Total Goodwill                          $  5,245      $   --
===============================================================
TOTAL ASSETS
    Vita                                $ 14,499      $  9,947
    Virginia Honey                         4,056          --
---------------------------------------------------------------

Total Assets                            $ 18,555      $  9,947
===============================================================

NET SALES
    Vita                                $  5,468      $  5,027
    Virginia Honey                         3,317          --
---------------------------------------------------------------

Total Net Sales                         $  8,785      $  5,027
===============================================================

OPERATING PROFIT (LOSS)
    Vita                                $     26      $    (63)
    Virginia Honey                           331          --
---------------------------------------------------------------

Total Operating Profit (Loss)           $    357      $    (63)
===============================================================

NET INCOME (LOSS)
    Vita                                $    (41)     $    (88)
    Virginia Honey                           173          --
---------------------------------------------------------------

Total Net Income (Loss)                 $    132      $    (88)
===============================================================

DEPRECIATION AND AMORTIZATION
    Vita                                $    123      $    109
    Virginia Honey                            72          --
---------------------------------------------------------------

Total Depreciation and Amortization     $    195      $    109
===============================================================

Six months ended June 30,                   2002         2001
--------------------------------------------------------------

GOODWILL
    Vita                                $   --       $   --
    Virginia Honey                         5,245         --
--------------------------------------------------------------

Total Goodwill                          $  5,245     $   --
--------------------------------------------------------------

TOTAL ASSETS
    Vita                                $ 14,499     $  9,947
    Virginia Honey                         4,056         --
--------------------------------------------------------------

Total Assets                            $ 18,555     $  9,947
--------------------------------------------------------------

NET SALES
    Vita                                $ 12,247     $ 11,246
    Virginia Honey                         6,605         --
--------------------------------------------------------------

Total Net Sales                         $ 18,852     $ 11,246
--------------------------------------------------------------

OPERATING PROFIT
    Vita                                $    283     $    108
    Virginia Honey                           725         --
--------------------------------------------------------------

Total Operating Profit                  $  1,008     $    108
--------------------------------------------------------------

NET INCOME (LOSS)
    Vita                                $     57     $    (29)
    Virginia Honey                           379         --
--------------------------------------------------------------

Total Net Income (Loss)                 $    436     $    (29)
--------------------------------------------------------------

DEPRECIATION AND AMORTIZATION
    Vita                                $    239     $    216
    Virginia Honey                           142         --
--------------------------------------------------------------

Total Depreciation and Amortization     $    381     $    216
--------------------------------------------------------------


SUBSEQUENT EVENT

      On July 31, 2002 the Company and its bank entered into a new agreement to amend and re-state its Loan and Security Agreement dated August 15, 2001. Changes in the Company's revolving line of credit provisions include a new two-year term expiring on July 31, 2004, reductions in the interest rate adjustments on borrowings from the prime rate minus 0.05% down to prime minus 0.35% or from the LIBOR rate plus 2.70% down to LIBOR plus 2.40%. Changes in the Company's term loan provisions include reductions in the interest rate adjustments on borrowings from the LIBOR rate plus 2.95% down to LIBOR plus 2.75%. The customary covenants, representations and warranties essentially remained the same with the exception of the annual capital expenditure limitation being raised from $1,000,000 to $1,400,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 2002 AND JUNE 30, 2001

REVENUES. Net sales for the three months ended June 30, 2002 were $8,785,000, compared to $5,027,000 for the same period in 2001, an increase of $3,758,000 or 74.8%. Of this increase, $3,317,000 was attributable to Virginia Honey, representing the net sales of this business unit, which was effectively acquired on July 1, 2001. The balance of the increase, totaling $441,000, represents an 8.8% increase for the Vita business. This increase in Vita's net sales was the result of a 3% increase in gross sales of herring products, a 13% increase for salmon products, and a 12% improvement in returns and allowances; net of a 7% decrease for other specialty products. Herring, salmon, and specialty product sales respectively represented 42%, 52%, and 6% of this business unit's total gross sales during the period. Virginia Honey's salad dressings, honey products and specialty items respectively represented 67%, 32% and 1% of this business unit's total gross sales.

GROSS MARGIN. Gross margin for the three months ended June 30, 2002 was $2,814,000, compared to $1,346,000 for the same period in 2001, an increase of $1,468,000 or 109.1%. Inclusion of the new Virginia Honey business unit accounted for $1,118,000 of this increase with the balance of $350,000 attributable to the Vita business. Gross margin as a percent of net sales increased to 32.0% from 26.8% during this time, an increase of 5.2 percentage points. For the Vita business unit, gross margin was 31.0% for the current quarter versus 26.8% during the same period in 2001. This improvement was attributable to a combination of factors; most notably a sales mix shift toward the higher margin salmon products, lower raw salmon cost, reduced return and allowance costs and volume related processing efficiencies. As a percentage of net sales, the gross margin of Virginia Honey totaled 33.7%, notably higher than that of the Vita business; thus contributing to the improved consolidated result.

OPERATING EXPENSES. Selling, marketing, distribution and administrative expenses for the three months ended June 30, 2002 were $2,457,000, compared to $1,409,000 for the same period in 2001, an increase of $1,048,000 or 74.4%. As a percentage of net sales, these expenses remained constant at 28.0%. The inclusion of Virginia Honey's results accounted for $787,000 of the increase. The remaining $261,000, representing an 18.5% increase, was attributable to Vita's operation. Of this increase, $121,000 was due to selling, marketing and distribution expenses, most notably as a result of increased levels of in-store advertising, brokerage fees and slotting costs, with another $140,000 resulting from higher administrative expenses primarily for employment related matters and professional fees.

INTEREST EXPENSE. Interest expense for the three months ended June 30, 2002 was $138,000, compared to $76,000 for the same period in 2001, an increase of $62,000 or 81.6%. This increase was attributable to the higher average borrowings necessary to finance the acquisition of Virginia Honey. The $10,473,000 average debt balance for the second quarter represented an increase of $6,059,000 or 137%, compared to the $4,414,000 for the same quarter of the previous year. The effect of this increased borrowing on the interest expense was partially offset by lower interest rates provided under the terms of the Company's Amended and Restated Loan and Security Agreement dated August 15, 2001.

INCOME TAXES. The Company provided $87,000 or 40% of pretax income as income tax expense during the three months ended June 30, 2002. An income tax benefit of $52,000 or 37% of the pretax loss was provided for the same period of the previous year.

NET INCOME. As a result of the information presented above, net income for the three months ended June 30, 2002 was $132,000 or $0.04 per share compared to a net loss of $88,000 or $0.02 per share for the same period in 2001, an increase totaling $220,000 or $0.06 per share. This represents the first profitable second quarter for this seasonable business since the Company's initial public offering in 1997. Of the $220,000 increase, $173,000 is attributable to the new Virginia Honey unit and $47,000 to the Vita business.

COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 2002 AND JUNE 30, 2001

REVENUES. Net sales for the six months ended June 30, 2002 were $18,852,000, compared to $11,246,000 for the same period in 2001, an increase of $7,606,000 or 67.6%. Of this increase, $6,605,000 was attributable to Virginia Honey, representing the net sales of this business unit, which was effectively acquired on July 1, 2001. The balance of the increase, totaling $1,001,000 represents an 8.9% increase for the Vita business. This increase in Vita's net sales was the result of a 4% increase in gross sales of herring products, a 14% increase for salmon products, and an 8% improvement in returns and allowances; net of a 12% decrease for other specialty products. Herring, salmon, and specialty product sales respectively represented 45%, 50%, and 5% of this business unit's total gross sales during the period. Virginia Honey's salad dressings, honey products and specialty items respectively represented 64%, 35% and 1% of this business unit's total gross sales.

GROSS MARGIN. Gross margin for the six months ended June 30, 2002 was $5,891,000, compared to $3,039,000 for the same period in 2001, an increase of $2,852,000 or 93.8%. Inclusion of the new Virginia Honey business unit accounted for $2,248,000 of this increase with the balance of $604,000 attributable to the Vita business. Gross margin as a percent of net sales increased to 31.2% from 27.0% during this time, an increase of 4.2 percentage points. For the Vita business unit, gross margin was 29.7% for the current quarter versus 27.0% during the same period in 2001. This improvement was attributable to a combination of factors; most notably a sales mix shift toward the higher margin salmon products and volume related processing efficiencies. As a percentage of net sales, the gross margin of Virginia Honey totaled 34.0%, notably higher than that of the Vita business; thus contributing to the improved consolidated result.

OPERATING EXPENSES. Selling, marketing, distribution and administrative expenses for the six months ended June 30, 2002 were $4,883,000, compared to $2,931,000 for the same period in 2001, an increase of $1,952,000 or 66.6%. As a percentage of net sales, these expenses decreased slightly to 25.9% from 26.1% during the prior year. The inclusion of Virginia Honey's results accounted for $1,523,000 of the increase. The remaining $429,000, representing an 14.6% increase, was attributable to Vita's operation. Of this increase, $200,000 was due to selling, marketing and distribution expenses, most notably as a result of increased levels of in-store advertising, and brokerage fees, with another $229,000 resulting from higher administrative expenses primarily for employment related matters and professional fees.

INTEREST EXPENSE. Interest expense for the six months ended June 30, 2002 was $283,000, compared to $189,000 for the same period in 2001, an increase of $94,000 or 49.2%. This increase was attributable to the higher average borrowings necessary to finance the acquisition of Virginia Honey. The $10,812,000 average debt balance for the six-month period represented an increase of $6,097,000 or 129%, compared to the $4,715,000 for the same period of the previous year. The effect of this increased borrowing on the interest expense was partially offset by lower interest rates provided under the terms of the Company's Amended and Restated Loan and Security Agreement dated August 15, 2001.

INCOME TAXES. The Company provided $290,000 or 40% of pretax income as income tax expense during the six months ended June 30, 2002. An income tax benefit of $52,000 or 64% of the pretax loss was provided for the same period of the previous year.

NET INCOME. As a result of the information presented above, net income for the six months ended June 30, 2002 was $436,000 or $0.12 per share compared to a net loss of $29,000 or $0.01 per share for the same period in 2001, an increase totaling $465,000 or $0.13 per share. Of this increase, $379,000 is attributable to the new Virginia Honey unit and $86,000 to the Vita business, representing the first profitable six-month period ending June 30th for this seasonable business since the Company's initial public offering in 1997. Furthermore, profit before the interest and tax provisions discussed above, totaling $1,008,000; exceeded the $108,000 for the same period of the previous year by $900,000 or 833.3%.


FINANCIAL CONDITION

At June 30, 2002, the Company had $1,378,000 in working capital, versus $1,665,000 at December 31, 2001, a decrease of $287,000 or 17%. However, during this same period, the current ratio remained constant at 1.2. This net change occurs annually during the months following the fourth quarter peak in the business cycle as current assets are reduced and the resulting funds are used primarily to pay down current liabilities. This year, the net current asset reduction for the six months ending June 30th totaled $1,956,000 of which $1,950,000 reflected net collections of accounts receivable. This reduction of current assets was used to pay-down current liabilities totaling $1,669,000, including a reduction of $1,414,000 in current maturities of long term obligations, thus resulting in the net decrease in working capital totaling $287,000.

At June 30, 2002, the Company had $42,000 in cash, a revolving credit facility of $7,000,000 and a term facility of $7,250,000. The revolving loan facility matured July 31, 2002. The Company entered into a new agreement with the bank as outlined under Subsequent Events in the Notes to Financial Statements. The term loan is payable in monthly installments of $90,042 through November 30, 2002, and $40,042 from December 1, 2002 through July 31, 2006 with a balloon payment of $2,443,000 due July 31, 2006. Amounts outstanding under the revolving facility and the term facility at June 30, 2002 were $2,839,000 and $4,655,000, respectively. The rate of interest on $2,500,000 of the revolver was 4.54%, which equals LIBOR plus 2.70%; the rate on the term loan and the balance of the revolver was 4.70%, which equals prime minus 0.05%. At June 30, 2002, the Company was in compliance with the customary covenants, representations and warranties contained in the loan agreement.

The ratio of long-term debt to total capitalization improved to 58% at June 30, 2002 from 62% at December 31, 2001. This is primarily due to the reduced borrowing required on the term loan resulting from the increased profitability and the other items contributing to the strong operating cash flow results discussed below. The Company believes its financial resources are adequate to fund its needs for the next twelve months.

CASH FLOWS FROM OPERATING ACTIVITIES. Net cash provided by operating activities was $2,026,000 for the six months ended June 30, 2002. As discussed above, the primary source for this cash was the net collection of accounts receivable, which totaled $1,950,000 during this period. Cash flows from operating activities for the current period compare to $1,897,000 for the same period in 2001, an increase of $129,000 which was largely attributable to the $465,000 increase in net income.

CASH FLOWS FROM INVESTING ACTIVITIES. Net cash used in investing activities was $821,000 for the six months ended June 30, 2002, compared to $411,000 for the same period in 2001, an increase of $410,000. These funds were used primarily to purchase machinery and equipment for the Company's manufacturing operations.

CASH FLOWS FROM FINANCING ACTIVITIES. Net cash used in financing activities was $1,693,000 for the six months ended June 30, 2002, compared to $1,398,000 for the same period in 2001, an increase of

$295,000. This increase was primarily attributable to repayment of the bank loan.

SEASONALITY

The Vita segment of the Company's business is seasonal in nature, primarily resulting from the effect of the timing of certain holidays on the demand for certain products. Historically, the Company's sales and profits have been substantially higher in the fourth quarter of each year.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, including "Management's Discussion and Analysis of Financial Condition and Results of Operations", contains forward-looking statements within the meaning of the "safe-harbor" provisions of the Private Securities Litigation Reform Act of 1995. Such statements are based on management's current expectations and are subject to a number of factors and uncertainties which could cause actual results to differ materially from those described in the forward-looking statements. Such factors and uncertainties include, but are not limited to: (i) the impact of the level of the Company's indebtedness; (ii) restrictive covenants contained in the Company's various debt documents; (iii) general economic conditions and conditions in the retail environment; (iv) the Company's dependence on a few large customers; (v) price fluctuations in the raw materials used by the Company, particularly herring and salmon; (vi) competitive conditions in the Company's markets; (vii) the seasonal nature of the Vita business segment; (viii) the Company's ability to execute its acquisition strategy; (ix) fluctuations in the stock market; (x) the extent to which the Company is able to retain and attract key personnel; (xi) relationships with retailers; (xii) relationships with key vendors; (xiii) consolidation of the Company's supplier base; and (xiv) the impact of current or future environmental claims against the Company. As a result, the Company's results may fluctuate from the forward-looking statements made herein, especially when measured on a quarterly basis.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company has a revolving line of credit and a term loan with a bank, which bears interest at the prime rate minus .05% (4.70% at June 30, 2002) or interest at the LIBOR rate plus 2.70%, for the revolver, and the LIBOR rate plus 2.95% for the term loan (4.54% and 4.79%, respectively at June 30, 2002). The Company entered into a new agreement with the bank as outlined under Subsequent Events in the Notes to Financial Statements. The new rate adjustments will remain constant until March 31, 2003. After March 31, 2003, the interest rate adjustments are based upon certain financial covenants and with respect to the revolver may range from LIBOR plus 2.65% to LIBOR plus 2.15% or prime minus 0.10% to prime minus 0.60%. The term loan facility may range from LIBOR plus 3.10% to LIBOR plus 2.45% or prime plus 0.20% to prime minus 0.30%.



                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         The Company is not currently involved in any material pending legal proceedings and is not aware of any material legal proceedings threatened against it.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         (a) The date of the Company's Annual Meeting of Stockholders was May 16, 2002.

         (b) At the Annual Meeting of Stockholders, the following matters were submitted to a vote of the stockholders with the stated results:

(1) The election of the following persons as directors of the Company:

 Director                       Votes For         Votes Withheld     Abstained
 --------                       ---------         --------------     ---------
 Stephen D. Rubin               2,416,730              26,424          477,783
 Clark L. Feldman               2,416,730              26,424          477,783
 Jeffrey C. Rubenstein          2,416,730              26,424          477,783
 Neal Jansen                    2,416,730              26,424          477,783
 Michael Horn                   2,416,730              26,424          477,783
 Steven A. Rothstein            2,416,730              26,424          477,783
 John C. Seramur                2,416,730              26,424          477,783
 Joel D. Spungin                2,416,730              26,424          477,783
 Terry W. Hess                  2,416,730              26,424          477,783


(2) Ratification of the selection of BDO Seidman, LLP as independent public accountants of the Company for the year ending December 31, 2002.


                                Votes For         Votes Against      Abstained
                                ---------         -------------      ---------
                                2,376,884              100             478,553

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) EXHIBITS

             None

         (b) REPORTS ON FORM 8-K

             The Company filed no reports on Form 8-K during the quarter ended June 30, 2002.

                        CERTIFICATION OF PERIODIC REPORT


         I, Stephen D. Rubin, the chief executive officer of Vita Food Products, Inc. (the "Company"), certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that, to the best of my knowledge:

(1) the Quarterly Report on Form 10-Q of the Company for the quarterly period ended June 30, 2002 (the "Report") fully complies with the requirements of
Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

(2) the information contained in the Report fairly represents, in all material respects, the financial condition and results of operations of the Company.



Dated:  August 13, 2002                     By: /s/  Stephen D. Rubin
                                               ---------------------------------
                                                     Stephen D. Rubin
                                                         President




                        CERTIFICATION OF PERIODIC REPORT


I, Clifford K. Bolen, the chief financial officer of Vita Food Products, Inc. (the "Company"), certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that, to the best of my knowledge:

(1) the Quarterly Report on Form 10-Q of the Company for the quarterly period ended June 30, 2002 (the "Report") fully complies with the requirements of
Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

(2) the information contained in the Report fairly represents, in all material respects, the financial condition and results of operations of the Company.



Date:    August 13, 2002                    By: /s/  Clifford K. Bolen
                                               ---------------------------------
                                                     Clifford K. Bolen
                                                      Vice President;
                                                    Chief Financial Officer

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            VITA FOOD PRODUCTS, INC.




Date:    August 13, 2002                    By: /s/ Stephen D. Rubin
                                               ---------------------------------
                                                    Stephen D. Rubin
                                                      President
                                               (Principal Executive Officer)




Date:    August 13, 2002                    By: /s/ Clifford K. Bolen
                                               ---------------------------------
                                                    Clifford K. Bolen
                                                     Vice President;
                                                 Chief Financial Officer
                                                 (Principal Financial and
                                                 Accounting Officer)