Form 10-Q
period 2002-09-30
VITA FOOD PRODUCTS INC
filed 2002-11-15
CIK 1024342

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 2002

[ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the Transition Period From _____ to _____


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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

        The number of shares outstanding of registrant's common stock as of November 4, 2002 was 3,771,737.

                            VITA FOOD PRODUCTS, INC.

                                    FORM 10-Q

                    FOR THE QUARTER ENDED SEPTEMBER 30, 2002

                                      INDEX

                                                                                                              PAGE
                                                                                                              ----
PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

              a)   Balance Sheets as of September 30, 2002 and December 31, 2001                                3

              b)   Income Statements for the Three Months and Nine Months Ended September 30,
                   2002 and 2001                                                                                4

              c)   Shareholders' Equity Statements for the Nine Months Ended September 30, 2002                 4

              d)   Cash Flows Statements for the Nine Months Ended September 30, 2002 and 2001                  5

              e)   Notes to Financial Statements                                                                6

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations               10

Item 3.    Quantitative and Qualitative Disclosures About Market Risk                                          14

Item 4.    Controls and Procedures                                                                             14

PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings                                                                                   15

Item 6.    Exhibits and Reports on Form 8-K                                                                    15

SIGNATURE                                                                                                      15

CERTIFICATION OF PERIODIC REPORT                                                                               16

                         PART I. FINANCIAL INFORMATION

        ITEM 1. FINANCIAL STATEMENTS


CONSOLIDATED BALANCE SHEETS                                                                                VITA FOOD PRODUCTS, INC.
                                                                                                                     AND SUBSIDIARY
===================================================================================================================================
                                                                                                SEPTEMBER 30,          DECEMBER 31,
                                                                                                   2002                    2001
                                                                                                (UNAUDITED)             (AUDITED)
-----------------------------------------------------------------------------------------------------------------------------------
ASSETS
Current Assets
      Cash                                                                                      $     78,031           $    529,354
      Accounts receivable-trade, net of allowance for discounts, returns, and doubtful
        accounts of $120,000 in 2002 and $209,000 in 2001                                          2,664,678              4,859,224
      Inventories
          Raw material and supplies                                                                4,085,438              2,553,473
          Work in process                                                                            226,108                115,691
          Finished goods                                                                           2,144,128              1,826,453
      Prepaid expenses and other current assets                                                      343,259                306,716
                                                                                                ------------          -------------
Total Current Assets                                                                               9,541,642             10,190,911

Property, Plant and Equipment
      Land                                                                                            35,000                 35,000
      Building and improvements                                                                    2,406,511              2,041,304
      Leasehold improvements                                                                         313,524                270,240
      Machinery and office equipment                                                               7,968,939              7,323,451
                                                                                                ------------           ------------
                                                                                                  10,723,974              9,669,995
      Less accumulated depreciation and amortization                                              (5,818,741)            (5,295,437)
                                                                                                ------------           ------------
Net Property, Plant & Equipment                                                                    4,905,233              4,374,558

Other Assets
      Goodwill                                                                                     5,244,702              5,238,895
      Other assets                                                                                   245,763                263,596
                                                                                                ------------           ------------
Total Other Assets                                                                                 5,490,465              5,502,491
                                                                                                ------------           ------------
  Total Assets                                                                                  $ 19,937,340           $ 20,067,960
===================================================================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
      Current maturities of long-term obligations                                               $    793,067           $  5,198,198
      Accounts payable                                                                             2,815,890              2,477,282
      Accrued other expenses                                                                       1,015,905                798,425
      Deferred income taxes                                                                           52,304                 52,304
                                                                                                ------------           ------------
Total Current Liabilities                                                                          4,677,166              8,526,209

Long-term Obligations, Less Current Maturities                                                    10,084,102              7,112,008

Commitments and Contingencies

Shareholders' Equity
      Preferred stock, $.01 par value, authorized 1,000,000 shares; none issued
      Common stock, $.01 par value; authorized 10,000,000 shares; issued and
       outstanding 3,769,737 shares in 2002 and 3,729,683 shares in 2001                              37,696                 37,296
      Additional paid in capital                                                                   3,482,104              3,379,931
      Retained earnings                                                                            1,656,272              1,012,516
                                                                                                ------------           ------------
Total Shareholders' Equity                                                                         5,176,072              4,429,743
                                                                                                ------------           ------------
  Total Liabilities and Shareholders'  Equity                                                   $ 19,937,340           $ 20,067,960
===================================================================================================================================

                                                                                     See accompanying notes to financial statements

CONSOLIDATED STATEMENTS OF INCOME                       VITA FOOD PRODUCTS, INC.
                                                                  AND SUBSIDIARY
===============================================================================

                                                  FOR THE THREE MONTHS ENDED            FOR THE NINE MONTHS ENDED
                                                         SEPTEMBER 30,                        SEPTEMBER 30,
                                                ------------------------------       ------------------------------
                                                    2002              2001              2002               2001
-------------------------------------------------------------------------------------------------------------------
Net sales                                       $  9,292,104      $  8,476,615       $ 28,144,464      $ 19,723,013
Cost of goods sold                                 6,498,043         5,835,539         19,458,658        14,043,077
                                                ------------      ------------       ------------      ------------
Gross margin                                       2,794,061         2,641,076          8,685,806         5,679,936

Selling and administrative expenses
  Selling, marketing & distribution                1,449,524         1,409,714          4,454,130         3,303,197
  Administrative                                     860,575           744,534          2,739,145         1,781,649
                                                ------------      ------------       ------------      ------------
Total                                              2,310,099         2,154,248          7,193,275         5,084,846
                                                ------------      ------------       ------------      ------------
Operating profit                                     483,962           486,828          1,492,531           595,090

Interest (income)                                          0              (657)                 0              (657)
Interest expense                                     138,117           184,803            420,776           373,844
                                                ------------      ------------       ------------      ------------
Income  before income taxes                          345,845           302,682          1,071,755           221,903
Income tax expense (benefit)                         138,000             7,855            428,000           (43,721)
                                                ------------      ------------       ------------      ------------
Net income                                      $    207,845      $    294,827       $    643,755      $    265,624

Basic earnings per share                        $       0.06      $       0.08       $       0.17      $       0.07
Weighted average common shares outstanding         3,759,459         3,726,225          3,743,063         3,725,112

Diluted earnings per share                      $       0.05      $       0.08       $       0.17      $       0.07
Weighted average common shares outstanding         3,879,538         3,761,401          3,852,698         3,745,616



CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY         VITA FOOD PRODUCTS, INC.
                                                                  AND SUBSIDIARY
===============================================================================

                                            COMMON STOCK              ADDITIONAL         RETAINED
                                    ----------------------------       PAID-IN           EARNINGS/
                                      SHARES          AMOUNT           CAPITAL           (DEFICIT)          TOTAL
--------------------------------------------------------------------------------------------------------------------
Balance, at January 1, 2001           3,724,546      $    37,244      $ 3,372,906      $  (143,613)      $ 3,266,537

Proceeds from stock purchase
and stock option plans                    1,679               17            1,681                              1,698

Net income                                                                                 265,624           265,624
                                    -----------      -----------      -----------      -----------       -----------
Balance, at September 30, 2001        3,726,225      $    37,261      $ 3,374,587      $   122,011       $ 3,533,859
=====================================================================================================================

Balance, at January 1, 2002           3,729,683      $    37,296      $ 3,379,931      $ 1,012,516       $ 4,429,743

Proceeds from stock purchase
and stock option plans                   40,054              400          102,173                            102,573

Net income                                                                                 643,756           643,756
                                    -----------      -----------      -----------      -----------       -----------
Balance, at September 30, 2002        3,769,737      $    37,696      $ 3,482,104      $ 1,656,272       $ 5,176,072
=====================================================================================================================

                                  See accompanying notes to financial statements


CONSOLIDATED STATEMENTS OF CASH FLOWS                                                            VITA FOOD PRODUCTS, INC.
                                                                                                          AND SUBSIDIARY
========================================================================================================================

                                                                                            FOR THE NINE MONTHS ENDED
                                                                                                   SEPTEMBER 30,
                                                                                           -----------------------------
                                                                                              2002               2001
                                                                                           (UNAUDITED)       (UNAUDITED)
------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                                                            $   643,757       $   265,624
     Adjustments to reconcile net income to net cash provided by operating activities
          Depreciation and amortization                                                        577,718           430,882
          Gain on sale of fixed asset                                                           (3,949)
          Changes in assets and liabilities:
                    Increase in accounts receivable                                          2,194,546         1,496,725
                    (Increase) decrease in inventories                                      (1,960,057)          606,103
                    (Increase) decrease in prepaid expenses and other current assets           (36,543)           34,405
                    (Increase) in deferred income tax asset                                          0           (43,721)
                    Increase (decrease)  in accounts payable                                   338,608          (855,387)
                    Increase (decrease) in accrued expenses                                    217,480          (359,492)
                                                                                           -----------       -----------
  Net cash provided by operating activities                                                  1,971,560         1,575,139


CASH FLOWS FROM INVESTING ACTIVITIES
          Capital expenditures                                                              (1,083,935)         (548,332)
          Proceeds from the sale of fixed asset                                                 14,000                 0
          Payments for subsidiary net of cash acquired                                               0        (4,638,687)
          Other assets                                                                         (22,484)          (96,859)
                                                                                           -----------       -----------
  Net cash used in investing activities                                                     (1,092,419)       (5,283,878)


CASH FLOWS FROM FINANCING ACTIVITIES
          Proceeds from stock purchase and stock options                                       102,573             1,698
          Net payments under revolving loan facility                                          (481,963)         (515,921)
          Net (payments) borrowings on term loan facility                                     (872,696)        4,378,272
          Payments under capital lease obligations                                             (78,378)          (86,655)
                                                                                           -----------       -----------
  Net cash (used) provided in financing activities                                          (1,330,464)        3,777,394
                                                                                           -----------       -----------
Net (decrease) increase in cash                                                               (451,323)           68,655

Cash, at beginning of period                                                                   529,354            14,474
                                                                                           -----------       -----------
Cash, at end of period                                                                     $    78,031       $    83,129
========================================================================================================================

Supplemental Disclosure of Cash Flow Information
        Cash paid for interest                                                             $   450,726       $   353,488
        Income taxes paid                                                                  $   182,012       $         0



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

        As of September 30, 2002, the net carrying amount of goodwill was $5,244,702 related to the acquisition of Virginia Honey. This acquisition was accounted for under the provisions of SFAS 141 and 142.

        In October 2001, the Financial Accounting Standards Board issued SFAS 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" ("FAS 144"). This statement addresses financial accounting and reporting for the impairment and disposal of long-lived assets. This Statement supercedes FASB Statement 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations -- "Reporting the Effect of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", for the disposal of a segment of a business. The provisions of FAS 144 are effective for fiscal years beginning after December 15, 2001. The Company has adopted FAS 144 and has determined that there is no material impact of adopting its provisions.

ACQUISITIONS

        Effective July 1, 2001 Vita acquired 100 percent of the outstanding shares of capital stock of Virginia Honey from Terry W. Hess. The results of Virginia Honey have been included in the Company's consolidated financial statements since the effective date of the acquisition. Virginia Honey is a manufacturer and distributor of honey, salad dressings, sauces, jams and jellies and gift baskets. As a result of the acquisition, the Company is leveraging its sales and distribution network to provide national exposure to the products of Virginia Honey. The Company also has begun, and expects to continue, to introduce products that are jointly developed, thereby increasing the market presence of Vita and Virginia Honey.

        The aggregate purchase price of acquiring Virginia Honey, including direct costs of the acquisition, of $4,890,244 was paid in cash. The stock purchase agreement with respect to the acquisition (the "Stock Purchase Agreement") also provides for future contingent payments to Mr. Hess based on forty percent of five times the average quarterly EBITDA less certain debt obligations of Virginia Honey, for the period from April 1, 2001 through December 31, 2004 and twenty percent for the period from January 1, 2005 through December 31, 2006. In the event any such amount becomes payable, the Company will record the payment as an additional cost of the acquisition. As of September 30, 2002, there was no amount due as calculated under the Stock Purchase Agreement. However, should Virginia Honey maintain its current profitability levels, the Company estimates that payments with a net present value of approximately $2.3 million would be due and payable as contingent consideration in accordance with the provisions of the Stock Purchase Agreement.

        The unaudited consolidated results of operation on a pro forma basis as though Virginia Honey had been acquired as of the beginning of 2001 are as follows ($000's except earnings per share data):

Nine Months ended September 30,         2001
-----------------------------------------------
Net sales                            $   26,193

Net income                           $      830

Basic earnings per share             $     0.22
Diluted earnings per share           $     0.22

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

BUSINESS SEGMENT INFORMATION IS AS FOLLOWS ($000'S):

Three months ended September 30,          2002          2001
----------------------------------------------------------------
GOODWILL
   Vita                                  $    --      $    --
   Virginia Honey                          5,245        5,253
----------------------------------------------------------------
Total Goodwill                           $ 5,245      $ 5,253
================================================================

TOTAL ASSETS
   Vita                                  $10,013      $11,113
   Virginia Honey                          9,924        9,278
----------------------------------------------------------------
Total Assets                             $19,937      $20,391
================================================================

NET SALES
   Vita                                  $ 6,193      $ 5,840
   Virginia Honey                          3,099        2,637
----------------------------------------------------------------
Total Net Sales                          $ 9,292      $ 8,477
================================================================

OPERATING PROFIT
   Vita                                  $   218      $   284
   Virginia Honey                            266          203
----------------------------------------------------------------
Total Operating Profit                   $   484      $   487
================================================================

NET INCOME
   Vita                                  $    78      $   215
   Virginia Honey                            130           80
----------------------------------------------------------------
Total Net Income                         $   208      $   295
================================================================

DEPRECIATION AND AMORTIZATION
   Vita                                  $   125      $   134
   Virginia Honey                             72           81
----------------------------------------------------------------
Total Depreciation and Amortization      $   197      $   215
================================================================

Nine months ended September 30,           2002          2001
----------------------------------------------------------------
GOODWILL
   Vita                                  $    --      $    --
   Virginia Honey                          5,245        5,253
----------------------------------------------------------------
Total Goodwill                           $ 5,245      $ 5,253
================================================================

TOTAL ASSETS
   Vita                                  $10,013      $11,113
   Virginia Honey                          9,924        9,278
----------------------------------------------------------------
Total Assets                             $19,937      $20,391
================================================================

NET SALES
   Vita                                  $18,439      $17,086
   Virginia Honey                          9,705        2,637
----------------------------------------------------------------
Total Net Sales                          $28,144      $19,723
================================================================

OPERATING PROFIT
   Vita                                  $   501      $   392
   Virginia Honey                            992          203
----------------------------------------------------------------
Total Operating Profit                   $ 1,493      $   595
================================================================

NET INCOME
   Vita                                  $   134      $   185
   Virginia Honey                            510           81
----------------------------------------------------------------
Total Net Income                         $   644      $   266
================================================================

DEPRECIATION AND AMORTIZATION
   Vita                                  $   364      $   350
   Virginia Honey                            214           81
----------------------------------------------------------------
Total Depreciation and Amortization      $   578      $   431
================================================================


HALIFAX ACQUISITION

        On November 6, 2002, the Company completed its acquisition of The Halifax Group, Inc. in accordance with a merger agreement the Company signed on October 17, 2002. The Company expects to fully integrate Halifax's operations with the Company's wholly owned subsidiary, Virginia Honey. Earnings for Halifax will be included in Virginia Honey's results as of the effective date of the transaction, November 1, 2002, one month into the Company's fourth quarter. Robert J. Budd, the former owner of Halifax, has entered into an employment agreement to serve as the President of Halifax and report to Terry W. Hess, Virginia Honey's President, who was also named Chairman and Chief Executive Officer of the combined Halifax/Virginia Honey operations.

        Halifax is a manufacturer and distributor of licensed brand-named products including the Jim Beam(R) brand of steak sauce, barbeque sauce, marinade and related products and The Drambuie(R) Gourmet Collection. Halifax also manufactures and distributes the Artie Bucco(TM) line of products based on the HBO(R) series The Sopranos(R), the Scorned Woman(R) gourmet food line, the Oak Hill Farms(R) line of salad dressings and various gourmet products and branded gift items. Halifax is based in Atlanta, Georgia where it has a packaging facility and a warehouse/distribution facility.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


CRITICAL ACCOUNTING POLICIES AND ESTIMATES

        Our financial statements reflect the selection and application of accounting policies that require management to make significant estimates and assumptions. We believe that the following are some of the more critical judgment area in the application of our accounting policies that currently affect our financial condition and results of operations.

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

        The Company reviews the carrying values of its long-lived and identifiable intangible assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Any long-lived assets held for disposal are reported at the lower of their carrying amounts or fair value less cost to sell. As of September 30, 2002 there has been no impairment of long-lived assets.

COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 2002 AND SEPTEMBER 30, 2001

REVENUES. Net sales for the three months ended September 30, 2002 were $9,292,000, compared to $8,477,000 for the same period in 2001, an increase of $815,000 or 9.6%. Of this increase, $462,000 represents a 17.5% increase for the Virginia Honey business. This increase reflects a 40.4% increase for the salad dressing product line, net of an 8.2% decline for honey products. The balance of the increase, totaling $353,000, represents a 6.0% increase for the Vita business. This increase in Vita's net sales was the result of a 6% increase in gross sales of herring products and a 12% increase for salmon products, net of a 21% decrease for other specialty products and higher sales allowances. Herring, salmon, and specialty product sales respectively, represented 46%, 49%, and 5% of this business unit's total gross sales during the period. Virginia Honey's salad dressings, honey products and specialty items respectively, represented 64%, 33% and 3% of this business unit's total gross sales.

GROSS MARGIN. Gross margin for the three months ended September 30, 2002 was $2,794,000, compared to $2,641,000 for the same period in 2001, an increase of $153,000 or 5.8%. The Virginia Honey business accounted for substantially all of this increase as Vita's gross margin dollars remained constant between periods. As a percent of net sales, gross margin totaled 30.1%, down from 31.2% for the same period in 2001. For the Vita business unit, gross margin was 28.5% for the current quarter versus 30.2% for the same period in 2001. This change was primarily attributable to increased levels of selling price discounting which allowed increased promotional activities at the customers' retail outlets and addressed aggressive competitive pricing especially for the herring product line. As a percentage of net sales, the gross margin of Virginia Honey remained steady at 33.2% for both 2002 and 2001.

OPERATING EXPENSES. Selling, marketing, distribution and administrative expenses for the three months ended September 30, 2002 were $2,310,000, compared to $2,154,000 for the same period in 2001, an increase of $156,000 or 7.2%. As a percentage of net sales, these expenses decreased to 24.9% from 25.4% in 2001. The Virginia Honey business accounted for $92,000 of the increased operating expenses, an increase of 13.7% versus the prior period. The remaining $64,000, representing a 4.3% increase versus the prior period, was attributable to Vita's operation. Of the total operating expense increase, $40,000 was due to selling, marketing and distribution expenses ($29,000 for Virginia Honey and $11,000 for Vita) and $116,000 resulted from higher administrative expenses primarily $53,000 of higher employment -related expenses (of which Virginia Honey accounted for $32,000) and $48,000 of higher professional fees (of which Vita accounted for $39,000).

INTEREST EXPENSE. Interest expense for the three months ended September 30, 2002 was $138,000, compared to $184,000 for the same period in 2001, a decrease of $46,000 or 25.0%. This decrease was attributable to the lower average interest rates, which more than offset the increase in the average borrowings necessary to finance the acquisition of Virginia Honey, which was effective for the entire quarter in 2002 but for only half of the quarter during 2001. The $10,559,000 average debt balance for the third quarter represented an increase of $695,000 or 7.0%, compared to the $9,864,000 for the same quarter of the previous year. The effect of this increased borrowing on the interest expense was offset by lower interest rates provided under the terms of the Company's Amended and Restated Loan and Security Agreement.

PRETAX INCOME. The Company's pre-tax income for the three months ended September 30, 2002 was $346,000, compared to $303,000 for the same period in 2001, an increase of 14.2%. Vita provided $129,000 of pretax income and Virginia Honey provided $217,000 of pretax income compared to $169,000 and $134,000 respectively, for the third quarter of 2001.

INCOME TAXES. The Company provided $138,000 or 40% of pretax income as income tax expense during the three months ended September 30, 2002. This is $130,000 more than the $8,000 or 3% of pretax income that was provided for in the third quarter of 2001. The prior period provision was recorded net of the anticipated utilization of net loss carryforwards. These carryforwards were fully utilized during 2001.

NET INCOME. Net income for the three months ended September 30, 2002 was $208,000 or $0.06 per share compared to $295,000 or $0.08 per share for the same period in 2001, a decrease of $87,000. The $208,000 of net income is comprised of $130,000 of income from Virginia Honey and $78,000 from the Vita business.



COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND SEPTEMBER 30, 2001

REVENUES. Net sales for the nine months ended September 30, 2002 were $28,144,000, compared to $19,723,000 for the same period in 2001, an increase of $8,421,000 or 42.7%. Of this increase, $7,068,000 was attributable to Virginia Honey and, of this amount, $6,605,000 represents Virginia Honey's net sales through June 30, 2002 (which was effectively acquired on July 1, 2001) and $463,000 represents the higher third quarter sales by Virginia Honey. The balance of the increase, totaling $1,353,000, represents a 7.9% increase for the Vita business. This increase in Vita's net sales was the result of a 5% increase in gross sales of herring products, and a 14% increase for salmon products, net of a 14% decrease for other specialty products. Herring, salmon, and specialty product sales respectively, represented 45%, 49%, and 6% of this business unit's total gross sales during the period. Virginia Honey's salad dressings, honey products and specialty items respectively, represented 64%, 35% and 1% of this business unit's total gross sales.

GROSS MARGIN. Gross margin for the nine months ended September 30, 2002 was $8,686,000, compared to $5,680,000 for the same period in 2001, an increase of $3,006,000 or 52.9%. Of this increase, $2,403,000 was attributable to Virginia Honey, and of this, $2,248,000 reflects results through June 30, 2002 and another $155,000 represents the higher third quarter margin discussed in the previous section. The balance of this increase, totaling $603,000, represents a 12.5% increase for the Vita business. Gross margin as a percent of net sales increased to 30.9% from 28.8% during this time, an increase of 2.1 percentage points. For the Vita business unit, gross margin was 29.3% versus 28.1% during the same period in 2001. This improvement was attributable to a combination of factors; most notably a sales mix shift toward the higher margin salmon products and volume related processing efficiencies. As a percentage of net sales, the gross margin of Virginia Honey totaled 33.8%, notably higher than that of the Vita business; thus contributing to the improved consolidated result.

OPERATING EXPENSES. Selling, marketing, distribution and administrative expenses for the nine months ended September 30, 2002 were $7,193,000, compared to $5,085,000 for the same period in 2001, an increase of $2,108,000 or 41.5%. As a percentage of net sales, these expenses decreased slightly to 25.6% from 25.8% during the prior year. The inclusion of Virginia Honey's results accounted for $1,614,000 of the increase and, of this amount, $1,523,000 reflects the inclusion of results through June 30, 2002. Another $494,000 of the increase reflects 11.2% higher expenses for the Vita operation. Of the Vita increase, $212,000 was due to selling, marketing and distribution expenses, primarily as a result of increased levels of in-store advertising, and brokerage fees, with another $282,000 resulting from higher administrative expenses primarily for employment-related matters and professional fees.

INTEREST EXPENSE. Interest expense for the nine months ended September 30, 2002 was $421,000, compared to $373,000 for the same period in 2001, an increase of $48,000 or 12.9%. This increase was attributable to the higher average borrowings necessary to finance the acquisition of Virginia Honey, which was effective for the full nine-month period in 2002 but for only half of the third quarter in 2001. The $10,735,000 average debt balance for the nine-month period represented an increase of $3,944,000 or 58.1%, compared to the $6,791,000 for the same period of the previous year. The effect of this increased borrowing on the interest expense was largely offset by lower interest rates provided under the terms of the Company's Amended and Restated Loan and Security Agreement.

PRETAX INCOME. The Company's pre-tax income for the nine months ended September 30, 2002 was $1,072,000, compared to $222,000 for the same period in 2001, an increase of 383%. The pretax increase of $850,000 is comprised of $715,000 for Virginia Honey and $135,000 for Vita.

INCOME TAXES. The Company provided $428,000 of income tax expense, or 40% of pretax income during the nine months ended September 30, 2002 versus an income tax benefit of $44,000 in 2001. The prior year benefit was recorded for the anticipated utilization of net loss carryforwards. These carryforwards were fully utilized during 2001, thus the increase in expense for 2002.

NET INCOME. Net income for the nine months ended September 30, 2002 was $644,000 or $0.17 per share compared to $266,000 or $0.07 per share for the same period in 2001, a 142% increase totaling $378,000 or $0.10 per share.


FINANCIAL CONDITION

At September 30, 2002, the Company had $4,864,000 in working capital, versus $1,665,000 at December 31, 2001, an increase of $3,199,000 or 192%. As a result, the current ratio improved to 2.0 from 1.2. However, of this increase, $4,405,000 is attributable to a decrease in the current portion of debt, the majority of which is due to the July 31, 2002 amendment to the Company's Loan and Security Agreement. This amendment extended the revolving loan termination date to 2004 from 2002. Excluding the effect of this extension, the working capital would have decreased $1,206,000. This is a result of a current asset reduction for the nine month period of $649,000, which reflects seasonal reductions to accounts receivable of $2,195,000 and to cash of $451,000, net of inventory increases, in anticipation of the upcoming busy season, totaling $1,960,000. Contributing to reduce working capital were increases in accrued income tax of $428,000 and in combined accounts payable and accrued expenses of $128,000.

At September 30, 2002, the Company had $78,000 in cash, a revolving credit facility of $7,000,000 and a term facility of $7,250,000. On July 31, 2002 the Company and its bank entered into a new agreement to amend and re-state its Loan and Security Agreement dated August 15,2001. Changes in the Company's revolving line of credit provisions include a new two-year term expiring on July 31, 2004. The term loan is payable in monthly installments of $90,042 through November 30, 2002, and $40,042 from December 1, 2002 through July 31, 2006 with a balloon payment of $2,443,000 due July 31, 2006. Amounts outstanding under the revolving facility and the term facility at September 30, 2002 were $3,473,000 and $4,384,000, respectively. The rate of interest on $3,000,000 of the revolver was 4.21%, which equals LIBOR plus 2.40%; the rate on $4,200,000 of the term loan was 4.56%, which equals LIBOR plus 2.75%; the balance of the revolver was 4.40%, which equals Prime minus 0.35% and the balance of the term loan was 4.70%, which equals Prime minus 0.05%. At September 30, 2002, the Company was in compliance with the covenants, representations and warranties contained in the loan agreement.

The Company's Amended and Restated Loan Agreement includes, among other covenants, restrictions on the Company's ability to engage in mergers and acquisitions, make investments and related loans, redeem or purchase the Company's stock, make distributions to shareholders, engage in certain affiliated transactions, guarantee other's obligations or liabilities, pledge or sell the Company's assets, incur indebtedness for borrowed money, amend or prepay certain of the Company's debt obligations, or engage in certain change-of-control transactions. The Amended and Restated Loan Agreement also contains certain financial covenants the Company is required to observe, including without limitation minimum tangible net worth, minimum ratio of earnings before interest, taxes, depreciation and amortization (net of certain adjustments) to total debt service, and a limit on annual capital expenditures.

The ratio of long-term debt to total capitalization increased to 66% at September 30, 2002 from 62% at December 31, 2001. This is primarily due to the reclassification to long-term debt of the revolving loan due to the extension granted in the July 2002 loan amendment. The Company believes its financial resources are adequate to fund its needs for the next twelve months.

CASH FLOWS FROM OPERATING ACTIVITIES. Net cash provided by operating activities was $1,972,000 for the nine months ended September 30, 2002. As discussed above, the primary source for this cash was the net collection of accounts receivable, which totaled $2,195,000 during this period. Cash flows from operating activities for the current period compare to $1,575,000 for the same period in 2001, an increase of $397,000, which was largely attributable to the $378,000 increase in net income.

CASH FLOWS FROM INVESTING ACTIVITIES. Net cash used in investing activities was $1,092,000 for the nine months ended September 30, 2002. These funds were used primarily to purchase machinery and equipment for the Company's manufacturing operations. This amount compares to $5,284,000 used for the same period in 2001, a decrease of $4,192,000, which is primarily attributable to the $4,639,000 used in 2001 to acquire Virginia Honey.

CASH FLOWS FROM FINANCING ACTIVITIES. Net cash used in financing activities was $1,330,000 for the nine months ended September 30, 2002, compared to $3,777,000 provided for the same period in 2001, a decrease of $5,107,000. This decrease was primarily attributable to the $5,555,000 of new bank borrowing necessary in 2001 to finance the acquisition of Virginia Honey.


SEASONALITY

The Vita segment of the Company's business is seasonal in nature, primarily resulting from the effect of the timing of certain holidays on the demand for certain products. Historically, the Company's sales and profits have been substantially higher in the fourth quarter of each year.

FORWARD-LOOKING STATEMENTS

Certain statements in this report, including statements in "Management's Discussion and Analysis of Financial Condition and Results of Operations," are "forward-looking statements" as defined by the Federal securities laws. Such statements are based on management's current expectations and involve known and unknown risks and uncertainties which may cause the Company's actual results, performance or achievements to differ materially from any results, performance or achievements expressed or implied in this report. By way of example and not limitation and in no particular order, known risks and uncertainties include the Company's future growth and profitability, the introduction and success of new products, the potential loss of large customers or accounts, changes in economic and market conditions, integration and management of acquired businesses, the seasonality of Vita's business, the Company's ability to attract and retain key personnel, the Company's ability to maintain its relationships with key vendors and retailers, consolidation of the Company's supplier base, the potential impact of claims and litigation, changes in raw material costs, downward product price movements, and the effects of competition in the Company's markets. In light of these and other risks and uncertainties, the Company makes no representation that any future results, performance or achievements expressed or implied in this report will be attained. The Company's actual results may differ materially from any results expressed or implied by the forward-looking statements, especially when measured on a quarterly basis.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The Company has a revolving line of credit with a bank, which bears interest at the Prime rate minus .35% (4.40% at September 30, 2002) or interest at the LIBOR rate plus 2.40% (4.22% at September 30, 2002). The Company also has a term loan with the same bank, which bears interest at the Prime rate minus ..05% (4.70% at September 30, 2002) or interest at the LIBOR rate plus 2.75% (4.57% at September 30, 2002). These rate adjustments will remain constant until March 31, 2003. After March 31, 2003, the interest rate adjustments are based upon certain financial covenants and with respect to the revolver may range from LIBOR plus 2.65% to LIBOR plus 2.15% or Prime minus 0.10% to Prime minus 0.60%. The term loan facility may range from LIBOR plus 3.10% to LIBOR plus 2.45% or Prime plus 0.20% to Prime minus 0.30%.


ITEM 4. CONTROLS AND PROCEDURES

        Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures within 90 days of the filing date of this quarterly report, and, based on their evaluation, our principal executive officer and principal financial officer have concluded that these controls and procedures are effective. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.


        Disclosure controls and procedures are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and Procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        The Company is not currently involved in any material pending legal proceedings and is not aware of any material legal proceedings threatened against it.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a)     EXHIBITS

                4.1 Amended and Restated Loan and Security Agreement dated August 15, 2001

                4.2 First Amendment to Amended and Restated Loan and Security Agreement dated July 31, 2002

                99.1    Sarbanes-Oxley Section 906 Certifications

        (b)     REPORTS ON FORM 8-K

        The Company filed no reports on Form 8-K during the quarter ended September 30, 2002.


                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         VITA FOOD PRODUCTS, INC.


Date: November 14, 2002                  By:    /s/  Stephen D. Rubin
                                            ------------------------------------
                                                     Stephen D. Rubin
                                                        President
                                               (Principal Executive Officer)


Date: November 14, 2002                  By:     /s/  Clifford K. Bolen
                                            ------------------------------------
                                                      Clifford K. Bolen
                                         Vice President; Chief Financial Officer
                                         (Principal Financial and Accounting
                                         Officer)

                                  CERTIFICATION

  I, Stephen D. Rubin, the President of Vita Food Products, Inc., certify that:

1. I have reviewed this quarterly report on Form 10-Q of Vita Food Products, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 14, 2002

By: /s/    Stephen D. Rubin
    -------------------------------
            Stephen D. Rubin
              President
    (Principal Executive Officer)

                                  CERTIFICATION

        I, Clifford K. Bolen, the Vice President; Chief Financial Officer of Vita Food Products, Inc., certify that:

1. I have reviewed this quarterly report on Form 10-Q of Vita Food Products, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 14, 2002

By          /s/   Clifford K. Bolen
   --------------------------------------------
                  Clifford K. Bolen
      Vice President; Chief Financial Officer
   (Principal Financial and Accounting Officer)