Form 10-K
period 2002-12-31
VITA FOOD PRODUCTS INC
filed 2003-03-31
CIK 1024342

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

 [X]            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2002
 [ ]
              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

              For the transition period from             to
                                             -----------    -----------


                         Commission File Number 1-12599

                            VITA FOOD PRODUCTS, INC.
             (Exact name of registrant as specified in its charter)

           NEVADA                                               36-3171548
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                             Identification No.)

                 2222 WEST LAKE STREET, CHICAGO, ILLINOIS 60612
               (Address of principal executive offices) (Zip code)

       Registrant's telephone number, including area code: (312) 738-4500

           Securities registered pursuant to Section 12(b) of the Act:


Title of each class                                   Name of each exchange on which registered
COMMON STOCK, PAR VALUE $.01 PER SHARE         AMERICAN STOCK EXCHANGE & CHICAGO STOCK EXCHANGE


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes |_| No |X|

The aggregate market value of common stock held by non-affiliates of the registrant as of February 28, 2003 was $5,100,310 and as of June 30, 2002 was $7,678,566.

The number of shares outstanding of the registrant's common stock as of February 28, 2003 was 3,777,895.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held May 14, 2003 are incorporated by reference in Part III.

                                     PART I
ITEM 1. BUSINESS.

INTRODUCTION

     The Company has been engaged in the sale of specialty food products under the VITA brand name for over 70 years. The Company believes that its long history of producing and marketing quality products has created a strong recognition of the VITA brand name among consumers and has enabled the Company to build an extensive national distribution network of established food brokers for the sale of its products to supermarket chains and wholesale clubs (collectively "Supermarkets") and to institutional/food service operations, such as restaurant chains, hotels, country clubs, cruise lines and other bulk purchasers (collectively "Institutional Purchasers"). The Company believes that "VITA" with its accompanying logo is the most widely recognized, and the only nationally recognized, brand name in herring products and cured and smoked salmon products. The Company is one of the leading processors of herring products, and cured and smoked salmon products in the United States and has been producing and selling herring products for over 70 years and cured and smoked salmon products for over 30 years. The Company's products include a variety of cuts of pickled herring in cream and wine based sauces, and lox and nova salmon. The Company markets other complementary specialty food products, such as cream cheese with salmon, shrimp cocktail, horseradish, cocktail, tartar sauces and salad dressings, all of which it purchases from third party food producers and markets under the VITA brand name pursuant to co-packing arrangements with the exception of the salad dressing products, which are produced by the Company's subsidiary. Historically, the Company has increased its sales through acquisitions that have enabled the Company to add new product lines and expand its existing product lines. The Company markets and, in some cases, also produces related specialty food products under other brand names, some of which are recognized regional brand names, in certain regions of the country, that have been licensed to the Company.

     The Company significantly expanded its line of specialty food products in 2002 and 2001 with the acquisitions of The Halifax Group, Inc. ("Halifax") and the Virginia Honey Company, Inc. ("Virginia Honey") respectively. The Company has formed Vita Specialty Foods, Inc. as a wholly owned subsidiary and a separate business unit (the "Vita Specialty Foods Segment") to consolidate the operations of Virginia Honey and Halifax (the Company's operations conducted separately from the operations of the Vita Specialty Foods Segment are referred to herein as the "Vita Segment"). Virginia Honey specializes in the processing and marketing, under the VIRGINIA BRAND name, honey, salad dressings, sauces, jams and jellies and gift basket products. Halifax produces and markets, under its Oak Hill Farms(R) brand name a line of salad dressings, gourmet sauces, and beverages along with its Scorned Woman(R) brand name, a line of hot sauce based products. In addition, Halifax has brand name product licensing agreements with JIM BEAM(R), DRAMBUIE(R) and HBO(R) under which the Company produces and markets various cooking sauces, pasta sauces, steak sauces, marinades and other gourmet related products. As a result of these acquisitions, the Company is leveraging its sales and distribution network to provide national exposure to the products of the Vita Specialty Foods Segment. The Company also expects to introduce new products with a goal of enhancing the aforementioned brand names under VITA and the Vita Specialty Foods Segment.

COMPANY BACKGROUND

     The Company was originally incorporated as Vita Food Products, Inc. in 1928. In 1968, Brown and Williamson Tobacco Company, a British company, purchased the Company. The Company was then acquired by Dean Foods Company in 1978. In 1982, Mr. Stephen D. Rubin and Mr. Clark L. Feldman, on behalf of an investor group (the "Investors"), negotiated the acquisition of the Company from Dean Foods Company and became the Company's largest shareholders. On September 20, 1996, the Company reincorporated in the State of Nevada through a merger of Vita Food Products, Inc., an Illinois corporation ("Vita-Illinois"), and V-F Acquisition, Inc., an Illinois corporation that was the largest shareholder of Vita-Illinois, into the Company, a Nevada corporation formed for the purpose of effecting the reincorporation. On January 23, 1997, the Company completed an initial public offering of shares of its common stock, par value $.01 per share ("Common Stock"), and redeemable common stock purchase warrants resulting in net proceeds before expenses of approximately $4.1 million.

     Effective July 1, 2001 the Company acquired 100% of the outstanding shares of capital stock of Virginia Honey. The results of Virginia Honey have been included in the Company's consolidated financial statements since the effective date. Virginia Honey was established in 1962 as a small beekeeping business. Since then, Virginia Honey expanded its product offerings to include salad dressings and by 1998 the company had grown to include two production facilities, with one used to pack honey products and the second to process and pack salad dressings, sauces and marinades.

     Effective November 1, 2002 the Company acquired 100% of the outstanding shares of capital stock of Halifax. The results of Halifax have been included in the Company's consolidated financial statements since the effective date as part of the Vita Specialty Foods Segment. Halifax specialized in product development and marketing of its wide range of food products. The product list includes salad dressings, barbeque sauce, steak sauce, gourmet sauces, hot sauces and gift basket related items. In addition, Halifax has developed and marketed food products through licensing agreements with well-recognized brands such as JIM BEAM(R), HBO(R) (based on the restaurateur ARTIE BUCCO(TM) in THE SOPRANO'S(R)), and Drambuie(R). Halifax operations are run in a production facility and warehouse in Georgia.

STRATEGY

     The Company's long-term strategy is to (i) focus on acquisitions; (ii) capitalize on the goodwill associated with the VITA brand name; and (iii) capitalize on the strength of the Company's national distribution network to increase its market share for its existing products and introduce and market new specialty food products, which will be sold under the VITA, VIRGINIA BRAND, OAK HILL FARMS and other brand names owned, purchased or licensed from third parties. The Company intends to implement its growth strategy through acquiring, or entering into joint ventures with, companies producing complementary specialty food products, introducing and developing new products and increasing its marketing efforts.

PRODUCTS

     The Company's products include herring products, cured and smoked salmon products, complementary products, honey products, salad dressing products and a variety of related ready to eat specialty food products. The Company's refrigerated products can be located in the dairy department, meat and fish department or deli department of Supermarkets. The Company also sells products in the grocery sections of Supermarkets. Many of the Company's products are also sold in bulk to Institutional Purchasers. The Company believes that, although the market for herring products has been and is expected to remain constant, the market for salmon products and certain other specialty products is increasing. Consumption of fresh and frozen seafood in the United States has been increasing, especially consumption of salmon. All of the Company's salmon, herring and honey products, and most of its salad dressings, complementary and other specialty food products are kosher and receive the symbol of certification from the Orthodox Union. The Company also receives the symbol of certification for the use of many of its products for Passover from the Orthodox Union. The Company believes that the market for kosher foods will grow in the next few years and that this represents a significant opportunity for the Company. The increase in consumption of kosher food products is at least partially the result of (i) the perception by certain consumers who are not bound by Judaism's religious dietary restrictions that kosher certification indicates a superior product, and (ii) an increase in the U.S. population of members of other religious groups such as Islam, Hinduism and some branches of Christianity that observe dietary restrictions similar to many Jewish people.

VITA SEGMENT PRODUCTS

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

VITA SPECIALTY FOODS SEGMENT PRODUCTS

     SALAD DRESSINGS

     The Company manufactures and markets three premium lines of salad dressings. One line is under the VIRGINIA BRAND name and is sold in the grocery section. The second line is under the OAK HILL FARMS name and is also sold in the grocery section. The third line, which has been developed since the acquisition of Virginia Honey, is under the VITA brand name and is sold as refrigerated. All salad dressing flavors feature the finest ingredients available and most contain the ingredient Vidalia(R) Onion. While all of the dressings boast premium quality and taste, some also feature nO cholesterol, low fat, low carbohydrates, and low calories. The Company's customers are mainly Supermarkets.

     HONEY

     Virginia Honey, followed by the Company, have been packing and marketing Pure, Grade "A" honey under the VIRGINIA BRAND name since 1962. The honey is available in several varieties and blends, including Clover, Wildflower, Orange Blossom, and Acacia. Each variety is available in many sizes ranging from 6oz mugs to 55-gallon drums used for food service. The Company's customers include Supermarkets, Institutional purchasers, bakeries and major food processors.

     SPECIALTY PRODUCTS

     Virginia Honey, followed by the Company, manufactures and sells marinades, steak sauce, hot sauces, pasta sauce and other gourmet cooking sauces. These products are marketed by the Company under the OAK HILL FARMS and SCORNED WOMAN brand names and under licensing agreements from JIM BEAM(R), DRAMBUIE(R) and HBO(R).

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

     The Company, through its acquisition of Halifax, is introducing the ARTIE BUCCO(TM) line of products, based on the restaurateur in the HBO(R) television series, THE SOPRANOS(R), that includes pasta, pasta sauces, salad dressings and barbeque sauce. The products were made available during the fourth quarter of 2002 through HBO(R)'s website and are being distributed to Supermarkets and other outlets in 2003.

     The Company also introduced in 2002, a line of salad dressings under the VITA brand name and under the VIRGINIA BRAND name of fat-free salad dressings, gourmet cooking sauces, barbecue and steak sauces. The products were distributed to supermarkets and other outlets.

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

PRODUCT DISTRIBUTION AND SALES

     The Company's products, under both segments, are currently sold through a national distribution network of approximately 60 established retail and institutional/food service brokers. The Company believes that it is the only processor of herring products and cured and smoked salmon products that has established such an extensive national distribution network. The Company believes it has been successful in developing this network for a number of reasons, including the recognition of the VITA brand name and the Company's reputation for producing quality products. The Company has also been able to develop and strengthen its distribution network by providing adequate shelf space for its products. The Company's current marketing efforts and its long-term relationship with many of the food brokers has also contributed to the strength of this network. The Company, through its marketing efforts, attempts to maintain good relationships with the Supermarkets and Institutional Purchasers that purchase its products. The Company believes that its national distribution network has, in turn, helped strengthen the VITA brand name and has been an important factor in the Company's ability to introduce new products into the marketplace and is an important component of its acquisition strategy.

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

     The Company enters into an agreement with each food broker, which grants the food broker an exclusive territory in which to sell its products and sets forth the amount of commissions to be paid on such sales by the Company. Such agreements do not permit the Company to make sales directly to Supermarkets located in a food broker's exclusive territory unless the Company pays the food broker the commission, which the food broker would have earned. The agreements are terminable by either party upon 30 days' notice. The Company believes such terms are standard in the Company's industry. The food brokers sell the Company's products in both the retail and institutional/food service markets. The retail market, consisting of Supermarkets, has generally accounted for approximately 91% of the Company's net sales while Institutional Purchasers have accounted for the remaining 9% of net sales.

     In addition to the Company's five facilities, the Company also stores and distributes its products through over 15 warehouse facilities owned by third parties, which are located throughout the United States.

CUSTOMERS

     The Company's customers include large regional supermarket chains, wholesale clubs and gourmet shops throughout the country and in Canada and Mexico. The Company's products sold under the VITA and VIRGINIA BRAND names are particularly well known on the eastern seaboard.

     The Company's largest customers represented 19% and 12% of its net sales in 2002, respectively. The Company does not have a long-term contractual relationship with either customer. The Company believes the loss of either of these customers would have a material adverse affect on the Company's business, financial condition and results of operations. However, the Company believes the present working relationships with these customers that has been built up over time, is likely to continue.

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

PRODUCT RETURN POLICY

     The Company guarantees the sale of most of its products sold in Supermarkets, excluding warehouse clubs, which sales represent approximately 60% of the Company's sales. This guarantee helps ensure that consumers receive fresh products. Under the guarantee, products not sold before the expiration date are either returned to the Company through its food brokers or are disposed of by the Supermarkets or food distributor. A credit is then issued to the Supermarket or food distributor. The Company has established a reserve to be used for credits for product returns and believes, based on its historical return rates, which have been fairly consistent over the past several years, that this reserve is adequate to fund all foreseeable product return credits.

PRODUCTION

     SUPPLIERS

     The Company relies on outside suppliers for its requirements in producing its herring, salmon, honey, salad dressings, cooking sauces and other products. The Company previously purchased most of its herring from one specialty herring harvester and processor (the "Supplier") located in Canada, pursuant to a supply agreement. Under the agreement, the Supplier had the option to supply 90% of the Company's annual requirements for herring, provided it sold the herring at the same prices which the Company would pay if it purchased herring elsewhere. The Supplier guaranteed the first priority of supply of herring to the Company, in an amount necessary to satisfy the Company's requirements. The agreement was terminated in 2002, but has not changed the Company's decades-long relationship with the Supplier, as the Company has been purchasing herring from the Supplier since the Company began operations over 70 years ago. The absence of an agreement has not impacted the Company, since the Company continues to buy from the Supplier at competitive prices and the Company has established other sources of supply it believes will be adequate in the event the Supplier ceases to offer herring at competitive prices. The Company currently purchases its other raw materials and co-packed products from a number of sources and the Company believes that there are other suppliers from which the Company could meet its requirements, if necessary.

     QUALITY CONTROL

     The Company believes that it was one of the first processors of herring products and cured and smoked salmon products to institute quality control procedures and that its quality control procedures are among the most stringent in this market. The Company has six full-time employees in its Quality Control Departments. The primary responsibility of these employees is to ensure the quality of all its products by overseeing the production process and by frequently testing the consistency of the products as they are produced. In addition, the Company is using certain high-tech equipment in its production process dedicated solely to quality control purposes that the Company believes gives it a competitive advantage. The products produced through co-packing arrangements are subject to both the quality control procedures of the co-packing company and the same frequent product testing that is required of the Company's products under its quality control procedures.

COMPETITION

     The market for the Company's products is highly competitive. The Company believes that consumers choose herring products, salmon products, honey products, salad dressing products as well as its other specialty products based primarily on product quality and price. Although the Company's competitors for herring and salmon products are generally small regional food processors and producers, certain of the Company's competitors may have greater financial and other resources than the Company and may offer lower prices on comparable products. Since a key competitive factor among producers of cured and smoked salmon products and herring products is price, even smaller regional companies may be able to compete effectively against the Company due to reduced shipping costs. While the Company believes its prices are competitive for the quality level of its products, the Company relies primarily on the recognition of the VITA brand name, its reputation for selling quality products, and the strength of its distribution network. The Company's main competitors in the herring product and cured and smoked salmon product market are Lascco, Mama's and Nathan's, among others. The Company believes it is the only independent company with national distribution capabilities in this market. In the honey products market the Company's main competitors are Dutch Gold Honey and Sioux Bee Honey. The Company recognizes that the salad dressing market is very competitive and there are large companies such as Kraft Foods, Inc. in this market. However, the Company believes that there is a niche with the salad dressing products the Company offers. Most of the salad dressings are based on the Vidalia(R) Onion as an ingredient. The Vidalia(R) Onion ingredient, coupLed with the Company's proprietary formulations, have created what the Company believes are unique products.

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

     VITA SEGMENT

     The Company owns the federally registered trademark "VITA" (with accompanying design). The Company believes that this mark is widely recognized, and provides immediate identification of the source of its products to consumers. This recognition is the basis for the Company's ability to maintain a significant share of the national market for refrigerated herring products and cured and smoked salmon products. The Company believes the "VITA" brand name and trademark has a substantial amount of goodwill associated with it. The Company believes the VITA trademark and its accompanying design are critical to its ability to market new products and to its marketing strategy in general.

     The Company has also licensed the "ELF" brand name, of herring products, which the Company believes has widespread consumer recognition in the Midwest region of the country. The Company obtained all of Lyon Food's rights to the "ELF" trademark in connection with herring products from Food Marketing Corp. pursuant to a letter agreement (the "Letter Agreement"). Ownership of the "ELF" trademark originally belonged to Food Marketing Corp. and was transferred to SuperValu, Inc., which affirmed Lyon Food's right to use the mark as set forth in the Letter Agreement and consented to the Company's right to use the trademark in connection with smoked fish products. The Letter Agreement is terminable upon six months notice to the Company. The Company also sells, under a new product line of smoked Atlantic Salmon, "ATLANTIC BAY CLASSIC." The Company has applied for a registered federal trademark for "ATLANTIC BAY CLASSIC."

     VITA SPECIALTY FOODS SEGMENT

     With its acquisitions of Virginia Honey and Halifax, the Company also owns the federally registered trademark "VIRGINIA BRAND", "OAK HILL FARMS" and "SCORNED WOMAN". In addition, the Company is now producing and marketing products under various third-party licensing agreements. The Company believes that the brand names of JIM BEAM(R), DRAMBUIE(R) And the recognition brought to the ARTIE BUCCO(TM) food product line from the HBO(R) television series THE SOPRANOS(R) can aTtract consumer attention in a highly competitive marketplace. The Company believes these licensing agreements are valuable and can provide opportunities within the Company's national sales and distribution network to add significant sales growth. The Company plans to explore the use of additional brand names through third-party licensing agreements as part of its overall strategy. The Company is not aware of any names or marks, which infringe any of those the Company uses. Although the Company sells products under a number of other brand and trade names, such other brand or trade names are not material to the Company's marketing strategy. The Company also uses various recipes and proprietary formulations in its products, which it maintains as trade secrets. The Company does not believe its business is otherwise dependent upon any patent, license, trademark, service mark or copyright.

PRODUCT LIABILITY INSURANCE

     The Company currently maintains product liability insurance for its products with limits of $10,000,000 per occurrence and $11,000,000 in the aggregate, per annum for its operations. There can be no assurance that the Company's insurance will be adequate to cover future product liability claims, or that the Company will be able to maintain adequate product liability insurance at commercially reasonable rates.

EMPLOYEES

     At December 31, 2002, the Company had 166 full-time employees. Additionally, up to 40 workers are hired on a temporary basis each year to meet seasonal production demands. At the Chicago Illinois plant, except for supervisors, all production employees are represented by the Local 546 United Food & Commercial Workers, International Union and maintenance employees are represented by the Local 399 International Union of Operating Engineers. The Company has not experienced any work stoppages since the Company was acquired by the Investors in 1982. The Company considers its relations with its employees to be good.

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

     Halifax and its production facility are under license by the Department of Alcohol, Tobacco and Firearms (the "ATF"), subject to extensive federal laws and regulations in its use of alcohol as an ingredient in a number of its food products. The Company believes that its current products and processes and reporting requirements satisfy all applicable regulations set forth by ATF and its licensing provisions.

ITEM 2.  PROPERTIES.

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

     The Company produces, packages, stores, and distributes its Vita and Virginia Brand salad dressing products at a leased facility located in Martinsburg, West Virginia. The Company's facility is located on 8.75 acres of land. The facility contains approximately 40,000 square feet of space, including approximately 35,500 square feet of production space, and approximately 4,500 square feet of office space.

     The Company processes, packages, stores, and distributes its honey products at a leased facility located in Berryville, Virginia. The Company's facility is located on 6.25 acres of land. The facility contains approximately 24,000 square feet of space, including approximately 23,250 square feet of production space, and approximately 750 square feet of office space.

     The Company produces, packages, stores, and distributes its OAK HILL FARMS, JIM BEAM(R) Brand, DRAMBUIE(R) BraNd, ARTIE BUCCO(TM) Brand and SCORNED WOMAN Brand of products ranging from salad dressing, cooking sauces, pasta sauces, hOt sauces and beverage products at a leased facility located in Atlanta, Georgia. The facility contains approximately 33,000 square feet of production and storage space. In addition, the Company has a warehouse for storing certain raw materials and finished goods. The warehouse contains approximately 25,000 square feet of space and is located in Lithonia, Georgia.

     The Company believes that its current facilities provide sufficient capacity for its needs.

ITEM 3.  LEGAL PROCEEDINGS.

     The Company is not currently involved in any material pending legal proceedings and is not aware of any material legal proceedings threatened against it.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of security holders during the fourth quarter 2002.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The Company's Common Stock began trading on the Chicago Stock Exchange on January 17, 1997, and on the American Stock Exchange on May 12, 1997 under the symbol "VSF". The Company believes that as of March 17, 2003 there were approximately 400 beneficial holders of the Company's Common Stock.

     The Company has never paid a cash dividend on its Common Stock and currently anticipates that all of its earnings will be retained for use in the operation and expansion of its business. The Company's revolving and term loan facilities restrict the Company's ability to pay dividends. See Note 3 to Item 8 Financial Statements.

     The following table set forth the high and low sales prices per share for the Common Stock of the Company for each quarter within fiscal years 2002 and 2001.


               Quarter                      High        Low
               --------------------------------------------

               1st - 2002                   5.99       3.41
               2nd - 2002                   8.50       3.50
               3rd - 2002                   6.45       4.55
               4th - 2002                   5.69       3.90

               1st - 2001                   1.65      1.125
               2nd - 2001                   3.00       1.60
               3rd - 2001                   2.75       2.05
               4th - 2001                   4.25       2.00

     The Company's Warrants, which were traded on the American Stock Exchange and Chicago Stock Exchange under the symbol "VSF.WS," expired on January 16, 2002, per the terms of the prospectus for the Company's January 16, 1997, initial public offering.


                      EQUITY COMPENSATION PLAN INFORMATION

--------------------------------------------------------------------------------------------------------------------
Plan Category                  Number of securities to be    Weighted-average exercise      Number of securities
                                issued upon exercise of        price of outstanding       remaining available for
                                  outstanding options,         options, warrants and       future issuance under
                                  warrants and rights                 rights             equity compensation plans
                                                                                           (excluding securities
                                                                                          reflected in column (a))
--------------------------------------------------------------------------------------------------------------------
                                          (a)                           (b)                         (c)
--------------------------------------------------------------------------------------------------------------------
Equity compensation plans               328,500                        $3.42                      247,605
approved by security holders
--------------------------------------------------------------------------------------------------------------------
Equity compensation plans
not approved by security
holders                                    0                             0                           0
--------------------------------------------------------------------------------------------------------------------
Total                                   328,500                        $3.42                      247,605
--------------------------------------------------------------------------------------------------------------------


ITEM 6. SELECTED FINANCIAL DATA.

In thousands, except per share data
================================================================================
YEAR ENDED DECEMBER 31,        2002(2)    2001(1)     2000      1999      1998


 NET SALES                     $42,863    $31,982    $25,127   $22,966   $22,295
 OPERATING INCOME                2,915      2,099      1,104       904        91
 OPERATING INCOME PER SHARE       0.78       0.56       0.30      0.24      0.02
 OPERATING MARGIN                6.80%      6.56%      4.39%     3.94%     0.41%
 NET INCOME (LOSS)               1,446      1,156        722       310     (609)
 EARNINGS (LOSS) PER SHARE        0.39       0.31       0.19      0.08    (0.16)
 DILUTED EARNINGS PER SHARE       0.38       0.31       0.19      0.08    (0.16)
 CASH                               46        529         14        53        78
 TOTAL ASSETS                   26,542     20,068     12,189    10,597    10,092
 LONG-TERM DEBT                 14,416      7,112      5,593     4,376     4,567
 SHAREHOLDERS' EQUITY            5,993      4,430      3,267     2,531     2,214

================================================================================


(1) Includes the results of Virginia Honey since the effective date of July 1, 2001.
(2) Includes the results of Halifax since the effective date of November 1, 2002.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

RESULTS OF OPERATIONS COMPARISON OF THE YEAR ENDED DECEMBER 31, 2002 AND THE YEAR ENDED DECEMBER 31, 2001

REVENUES. Net sales for the year ended December 31, 2002 were $42,863,000 compared to $31,982,000 for the same period in 2001, an increase of $10,881,000 or 34%. Of this increase, $8,958,000 is attributable to Vita Specialty Foods and is largely due to the inclusion of a full twelve months of sales from the Virginia Honey operation in the 2002 results plus two months of sales from the newly acquired Halifax business, this compared to sales for only six months from Virginia Honey during 2001. The $1,923,000 balance of the sales increase was attributable to Vita and represents a 7% increase over the previous year. This increase in sales of the Vita product line was a result of a 2% increase for herring products, a 16% increase for salmon products, a 12% decrease for other specialty products with sales returns remaining substantially constant compared to the prior year. Management believes these increases are consistent with nationwide increases in demand for similar products. Management is making changes to the packaging and product line offerings in the other specialty product category in an effort to turnaround the decreasing sales trend. Vita's herring, salmon, and specialty product sales represented 49%, 46%, and 5% of the business unit's total gross sales, respectively. Vita Specialty Foods' salad dressings/sauces, honey products and specialty items represented 59%, 37% and 4% of the business unit's total gross sales, respectively.

GROSS MARGIN. Gross margin for the year ended December 31, 2002 was $13,332,000 compared to $10,001,000 for the same period in 2001, an increase of $3,331,000 or 33.3%. Vita Specialty Food accounted for $2,544,000 of this increase with the remaining $787,000 attributable to Vita. The large increase for Vita Specialty Foods is a result of including the operations of Virginia Honey for a full twelve months during 2002 plus two months results from the newly acquired Halifax operation, compared to the inclusion of only six months of Virginia Honey business during 2001. As a percentage of net sales, Vita Specialty Foods' gross margin was 30.8% in 2002 verses 34.5% in 2001, a decrease of 3.7%. This decrease is due to significantly higher raw honey cost in 2002 compared to 2001, resulting in lower gross margins, with an impact to gross margin estimated at a reduction of approximately $540,000. Vita's gross margin was 31.3% in 2002 versus 30.6% in 2001, an increase of 0.7%. This increase in the gross margin percentage was once again, as in 2001, primarily attributable to a combination of decreased costs for raw fish, a sales mix shift toward higher margin products and processing volume efficiencies.

OPERATING EXPENSES. Selling, marketing, distribution and administrative expenses for the year ended December 31, 2002 were $10,417,000 compared to $7,902,000 for 2001, an increase of $2,515,000 or 31.8%. As a percentage of net sales, these expenses decreased slightly to 24.3% from 24.7% for the same period in 2001. Due to the full year inclusion of Virginia Honey and the two months inclusion of Halifax, Vita Specialty Foods accounted for $2,214,000 of the increase. The remaining $301,000 was attributable to Vita, representing a 4.6% increase. Of this increase in Vita's expenses, $90,000 was attributable to selling and marketing where higher broker commissions and salesperson compensation along with higher advertising and promotion expenses were partially offset by lower spending in most other categories; the remaining $211,000 of the increase reflects higher administrative spending, primarily for employment related expenses of $82,000 and professional fees of $108,000.

INTEREST AND OTHER EXPENSE. Interest and other expense, net, for the year ended December 31, 2002 was $602,000 compared to $562,000 for the same period in 2001, an increase of $40,000 or 7.1%. This increase was primarily attributable to the additional borrowings as detailed in Note 3 of the Company's financial statements included in Item 8 of this Form 10-K; this increase was partially offset by lower effective interest rates.

INCOME TAXES. The net operating loss carryforward, which had been used in prior years to offset federal income tax, was fully utilized during 2001. Consequently, a tax expense for the year ending December 31, 2002 of $867,000 or 38% of pretax income was recognized, compared to $382,000 or 25% of pretax income during 2001. The majority of this tax liability in 2002 was current and in 2001 was deferred.

NET INCOME. As a result of the operating results discussed above, net income for the year ended December 31, 2002 was $1,446,000 or $0.39 per share compared to net income of $1,156,000 or $0.31 per share for the same period in 2001, a 25.1% increase totaling $290,000 or $0.08 per undiluted share. Net income represented $0.38 per share in 2002 on a diluted per share basis, an increase of $0.07 per share over the 2001 results.

RESULTS OF OPERATIONS COMPARISON OF THE YEAR ENDED DECEMBER 31, 2001 AND THE YEAR ENDED DECEMBER 31, 2000

REVENUES. Net sales for the year ended December 31, 2001 were $31,982,000 compared to $25,127,000 for the same period in 2000, an increase of $6,855,000 or 27%. Of this increase, $5,809,000 is attributable to Vita Specialty Foods, representing the net sales of this business unit since the July 1, 2001 effective acquisition date. The balance of the sales increase, or $1,046,000 was attributable to Vita and represents a 4% increase over the previous year. This increase in sales of the Vita product line was a result of a 2% increase for herring products, a 4% increase for salmon products, a 2% increase for other specialty products and a 15% reduction in sales returns compared to prior year. Management believes these increases are consistent with nationwide increases in demand for similar products. Vita's herring, salmon, and specialty product sales represented 51%, 42%, and 7% of the business unit's total gross sales, respectively. Vita

Specialty Food's salad dressings, honey products and specialty items represented 53%, 46% and 1% of the business unit's total gross sales, respectively.

GROSS MARGIN. Gross margin for the year ended December 31, 2001 was $10,001,000 compared to $7,198,000 for the same period in 2000, an increase of $2,803,000 or 38.9%. Vita Specialty Food accounted for $2,003,000 of this increase with the remaining $800,000 attributable to Vita. Vita's gross margin was 30.6% in 2001 versus 28.6% in 2000, an increase of 2.0%. This increase in the gross margin percentage was attributable to a combination of decreased costs for raw fish, a sales mix shift toward higher margin products and successful programs resulting in a reduction in the costs associated with product returns. As a percentage of net sales, Vita Specialty Food's gross margin was 34.5%.

OPERATING EXPENSES. Selling, marketing, distribution and administrative expenses for the year ended December 31, 2001 were $7,902,000 compared to $6,094,000 for the same period in 2000, an increase of $1,808,000 or 29.7%. As a percentage of net sales, these expenses increased slightly to 24.7% from 24.3% for the same period in 2000. Vita Specialty Food accounted for $1,304,000 of the increase with the remaining $504,000 attributable to Vita and representing a 8.3% increase for this unit. Of this increase in Vita's expenses, $170,000 was attributable to selling, marketing and distribution where higher freight costs and market slotting expenses were partially offset by lower spending in most other categories; the remaining $334,000 of the increase reflects higher administrative spending, primarily for employment related expenses of $160,000; professional fees of $116,000 and directors' and officers' expenses of $40,000.

INTEREST AND OTHER EXPENSE. Interest and other expense, net, for the year ended December 31, 2001 was $562,000 compared to $402,000 for the same period in 2000, an increase of $160,000 or 39.8%. This increase was primarily attributable to the additional borrowings for the Virginia Honey Co. acquisition as detailed in
Note 3 of the Company's financial statements included in Item 8 of this Form 10-K; this increase was partially offset by lower effective interest rates.

INCOME TAXES. The net operating loss carryforward, which has been used in prior years' to totally offset federal income tax, became fully exhausted during 2001. Consequently a tax expense for the year ending December 31, 2001 of $382,000 was recognized. The majority of this tax liability is deferred. In 2000 the company used a portion of the net operating loss carry forward to offset income taxes, which would otherwise have been recognized as an expense and recognized $20,000 as a tax benefit in anticipation of the usage of the net operating loss carryforward during 2001.

NET INCOME. As a result of the operating results discussed above, net income for the year ended December 31, 2001 was $1,156,000 or $0.31 per share compared to net income of $722,000 or $0.19 per share for the same period in 2000, a 60.1% increase totaling $434,000 or $0.12 per share, for both basic and diluted per share amounts.

SEASONALITY; QUARTERLY RESULTS

         The following table sets forth net sales information for each of the Company's last 20 quarters. This unaudited net sales information has been prepared on the same basis as the annual information presented elsewhere in this Form 10-K and, in the opinion of management, reflects all adjustments (consisting of normal recurring entries) necessary for a fair presentation of the information presented. Net sales for any quarter are not necessarily indicative of sales for any future period.

                                               NET SALES
                           -----------------------------------------------------
                            FIRST        SECOND        THIRD         FOURTH
        YEAR               QUARTER      QUARTER       QUARTER        QUARTER
        ------------------------------------------------------------------------
                                             (in thousands)
        1998 ..........    $ 5,519      $ 4,075       $ 5,159        $ 7,542
        1999 ..........      5,380        4,200         5,257          8,129
        2000 ..........      6,218        4,757         5.434          8,718
        2001 ..........      6,220        5,027         8,477(1)      12,259(1)
        2002 ..........     10,067(1)     8,785(1)      9,292         14,719(2)

     (1) Includes the results of Virginia Honey since the effective acquisition date of July 1, 2001. The inclusion of the acquisition accounted for $2,637,000 of the 2001 quarter three sales increase compared to that quarter in the prior year, $3,172,000 of the 2001 quarter four sales increase compared to that quarter in the prior year, $3,288,000 of the 2002 quarter one increase compared to that quarter of the previous year and $3,317,000 of the quarter two sales increase compared to that quarter of the prior year.

     (2) Includes the results of Halifax since the effective acquisition date of November 1, 2002. The inclusion of the acquisition accounted for $959,000 of the 2002 quarter four sales increase compared to that quarter in the previous year.


          The following table sets forth net income (loss) information for each of the Company's last 20 quarters. This unaudited net income (loss) information has been prepared on the same basis as the annual information presented elsewhere in this Form 10-K and, in the opinion of management, reflects all adjustments (consisting of normal recurring entries) necessary for a fair presentation of the information presented. Net income (loss) for any quarter is not necessarily indicative of net income (loss) for any future period.

                                               NET INCOME (LOSS)
                                -----------------------------------------------
                                  FIRST      SECOND        THIRD        FOURTH
        YEAR                     QUARTER     QUARTER      QUARTER       QUARTER
      -------------------------------------------------------------------------
                                                   (in thousands)
        1998....................  $(89)       $(463)       $(109)        $52(1)
        1999....................   (43)        (143)          76         420(2)
        2000....................    44         (110)         (89)        878(3)
        2001....................    59          (88)         295(4)      891(4)
        2002....................   304(4)       132(4)       208         802(5)

(1) Includes a non-recurring charge of $298,000 to write off costs related to a suspended relocation effort.
(2) Includes a non-recurring charge of $236,000 to write off costs related to a suspended acquisition.
(3) Includes a net expense reduction of $57,000 as a result of a settlement with the Metropolitan Water Reclamation District.
(4) Includes the results of Virginia Honey since the effective acquisition date of July 1, 2001. The inclusion of this acquisition accounted for $80,000 of the 2001 quarter three net income increase compared to that quarter in the previous year, for $267,000 of the 2001 quarter four net income increase compared to that quarter in the previous year, for $206,000 of the 2002 quarter one net income increase compared to that quarter in the previous year and $173,000 of the 2002 quarter two net income increase compared to that quarter of the previous year. The remaining increase is attributable to Vita or as discussed in note (5) below.
(5) Includes the results of Halifax since the effective date of November 1, 2002.


     The Company has in the past and expects in the future to experience significant fluctuation in quarterly operating results. As the tables indicate, historically the Company's net sales and net income have typically been the highest in the fourth quarter of each year. The Company's business is seasonal because its sales volume increases significantly during the Christmas holiday season and, to a lesser extent, during other holidays in the fall and spring and periods of colder weather in certain sections of the country. Certain of these holidays, including Passover, Easter, Yom Kippur and Rosh Hashanah, may fall in different quarters in different years and could cause the Company's quarterly operating results to fluctuate in the future. However, the Company believes that through the Vita Specialty Food acquisitions and the introduction of new non-seasonal or counter-seasonal products, it can, over time, reduce the variability in its quarterly operating results by increasing sales during the second and third quarters of each year.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2002, the Company had $6,489,000 in working capital, compared to $1,665,000 at December 31, 2001, an increase of $4,824,000 or 290%. As a result, the current ratio improved to 2.1 to 1.0 from 1.2 to 1.0. Of this increase, $3,767,000 is attributed to a reduction in the current portion of debt. This reduction occurred primarily as a result of the Company and its bank entering into a new agreement to amend and restate the Loan and Security Agreement originally dated August 15, 2001. This change in the Company's loan agreement advanced the termination date for the revolving line of credit beyond the current period by extending the term from July 31, 2002 until July 31, 2004. When compared to the prior year, the working capital was further increased by $1,057,000 primarily due to the $644,000 of working capital associated with newly acquired Halifax.

At December 31, 2002, the Company had $46,000 in cash, an available revolving credit facility of $8,500,000 and term facilities totaling $7,855,000. The revolving loan facility matures July 31, 2004 and the term loans are payable in monthly installments of $98,375 through November 30, 2005, $40,042 from December 1,

2005 through July 31, 2006 and balloon payments of $258,333 due on November 11, 2005 and $2,443,000 on July 31, 2006. Amounts outstanding under the revolving facility and the term facilities at December 31, 2002 were $5,359,000 and $6,406,000, respectively. The interest rates fluctuate based on the Funded Debt to Adjusted EBITDA ratio as each such term is defined in the loan agreement. The loan agreement contains customary representations, warranties, and covenants. At December 31, 2002 and December 31, 2001, the Company was in compliance with these covenants.

The Stock Purchase Agreement, including its Amendments, for Virginia Honey provides for future payments to the former owner based upon 20% of five times the average quarterly EBITDA less certain debt obligations of Virginia Honey, for the period from January 1, 2001 through December 31, 2002. The present value of this calculation resulted in $764,765, and has been recorded as a liability at December 31, 2002. The payment is due to be paid on April 1, 2005. The remaining payments under the Stock Purchase Agreement to the former owner of Virginia Honey and the payments per the merger agreement to the former owner of Halifax will be based on the earnings of Vita Specialty Foods, reflecting the combined earnings of Halifax and Virginia Honey. There are two periods of measurement remaining, the first covers January 1, 2003 until December 31, 2005 and the second covers January 1, 2006 until December 31, 2007. See Note 11 under Notes to the Consolidated Financial Statements for a further discussion on the earnout payments.

The aggregate amount of long-term debt maturing by year is presented in the table below.

During 2002, the Company incurred rental expense of approximately $377,000, primarily due to operating leases for the facilities in Martinsburg, West Virginia and equipment at the herring and salmon product processing facility in Chicago, Illinois. As part of the Halifax acquisition, the Company has entered into a lease agreement with the former owner of the Atlanta facilities, which involves a commitment of $119,000 in 2003 and $21,000 before expiration in 2004. Future commitments under all operating leases are presented in the table below.

Also during 2002, in connection with the Halifax acquisition, the Company acquired the licensing rights to various brand names. In connection with these rights the Company has assumed the commitment to make minimum royalty payments under the terms of these licensing agreements. These agreements fully expire in 2004 and the commitments are presented in the table below.

                                                                      PAYMENTS DUE BY PERIOD
    CONTRACTUAL OBLIGATIONS                                                (in thousands)
----------------------------------------------------------------------------------------------------------------
                                                                                                       2006
                                                                                                       AND
                                                   TOTAL        2003         2004        2005         BEYOND
                                                   -----        ----         ----        ----         ------
LONG-TERM DEBT                                  $   15,716   $    1,300   $   6,663   $    2,219     $   5,534
CAPITAL LEASES                                         131          131           0            0             0
OPERATING LEASES                                       432          391          31           10             0
LICENSING ROYALTIES                                    372          203          65          104             0
                                                ----------------------------------------------------------------
TOTAL CONTRACTUAL OBLIGATIONS                   $   16,651   $    2,025   $   6,759   $    2,333     $   5,534
----------------------------------------------------------------------------------------------------------------


The ratio of long-term debt-to-total capitalization was 71% at December 31, 2002 compared to 62% at the prior year-end. The Company believes its financial resources are adequate to fund its needs for the next twelve months.

CASH FLOWS FROM OPERATING ACTIVITIES. Net cash provided by operating activities was $1,857,000 for the year ended December 31, 2002, compared to $3,565,000 for the year ended December 31, 2001 and a net use of $437,000 for the year ended December 31, 2000. This positive cash flow for the most recent year is primarily a result of $2,248,000 provided by net income plus depreciation and $383,000 provided from reduced accounts receivable less $654,000 of cash used to build inventory net of the associated increase in accounts payable.

The $1,857,000 of cash flow provided through operations for the year ending December 31, 2002 is $1,708,000 less than the $3,565,000 provided for the year ending December 31, 2001. This is largely due to the fact that the cash flow made available in the year ending December 2001, due to the reduction of inventory net of associated accounts payable, totaled $1,430,000, thus resulting in a $2,084,000 variance when compared to the net $654,000 of cash used in this category for the most recent year. This negative variance was partially offset since the cash flow provided by net income plus depreciation in 2002 exceeded the prior year total by $462,000 and the cash flow provided by the reduction of accounts receivable exceeded the prior year total by $258,000.

The $3,565,000 of positive cash flow for the year ending December 31, 2001, represents a $4,002,000 improvement in cash flow when compared with the year ended December 31, 2000. This was primarily a result of $683,000 of higher net income and depreciation and the $3,017,000 improvement resulting from the $1,433,000 of cash provided from accounts receivable and inventory net of accounts payable and accruals when compared to the $1,584,000 of cash used to increase these net asset categories during the year ended December 31, 2000.

CASH FLOWS FROM INVESTING ACTIVITIES. Net cash used in investing activities was $1,490,000, $5,458,000 and $607,000 for the years ended December 31, 2002, 2001 and 2000 respectively. During the most recent year, this cash was used primarily for capital additions of $1,245,000 and the acquisition of Halifax, net of cash acquired, totaling $244,000. During the year ended December 31, 2001, $4,641,000 was paid for Virginia Honey, net of cash acquired and $721,000 was invested in capital additions. The $593,000 of capital expenditures made during the year ended December 31, 2000, accounts for the majority of that year's investing activities.

CASH FLOWS FROM FINANCING ACTIVITIES. Net cash used by financing activities was $851,000 for the year ended December 31, 2002, compared to cash sources of $2,408,000 and $1,006,000 for the years ended December 31, 2001, and December 31, 2000 respectively. The most recent year activity includes $117,000 of cash provided from stock and stock option purchases less $928,000 for the net pay down of outstanding debt. There was a net pay down of debt during 2002 primarily, as discussed above, due to the cash provided from operations exceeding the net investing activities. It was necessary for the years ended December 31, 2001 and 2000 to increase the bank debt since the cash provided through operations was insufficient to cover the investing activities, most notably the 2002 acquisition of Virginia Honey.

INFLATION

     Inflation has historically not had a material effect on the Company's operations.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

     In April 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections. This Statement rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt" and an amendment of that Statement, SFAS No. 64, "Extinguishment of Debt Made to Satisfy Sinking-Fund Requirements." This Statement also rescinds SFAS No. 44, "Accounting for Intangible Assets of Motor Carriers." This Statement amends SFAS No. 13, "Accounting for Leases," to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings or describe their applicability under changed conditions. The provisions of this Statement are effective for financial statements on or after May 15, 2002. Management does not believe that the adoption of this Statement will have a material impact on the Company's financial statements.

     In July 2002, FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit of Disposal Activities" ("SFAS 146"). This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3,

"Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit and Activity (including Certain Costs Incurred in Restructuring)." This Statement requires that a liability for costs associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002. Management does not believe that the adoption of this Statement will have a material impact on the Company's financial statements.

     In December 2002, FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." This Statement amends the transition and disclosure requirements of FASB Statement No. 123, "Accounting for Stock-Based Compensation." For most companies, the impact of Statement 148 is more frequent and prominent disclosure of stock-based compensation expense beginning with financial statements for fiscal years ending after December 15, 2002. Statement 148 amends existing disclosures that a company should make in its annual financial statements and requires for the first time, disclosure in interim financial reports.

     In November 2002, FASB Interpretation No. 45 (FIN 45), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Indebtedness of Others" was issued. FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The required disclosures and a roll-forward of product warranty liabilities are effective for financial statements of interim or annual periods ending after December 15, 2002. At this time the Company does not believe that the adoption of this interpretation will have a material effect on its financial statements.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     The Company's financial statements reflect the selection and application of accounting policies that require management to make significant estimates and assumptions. The Company believes that the following are some of the more critical judgment area in the application of its accounting policies that currently affect the Company's financial condition and results of operations.

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

     Revenue is recognized upon shipment of product to customers in fulfillment of customer orders. In accordance with industry practices, inventory is sold to customers often with the right to return or dispose if the merchandise is not sold prior to the expiration of its shelf life. In order to support the Company's products, various marketing programs are offered to customers which reimburse them for a portion or all or their promotional activities related to the Company's products. The Company regularly reviews and revises, when it deems necessary, estimates of costs to the Company for these marketing and merchandising programs based on estimates of what has been incurred by customers. Actual costs incurred by the Company may differ significantly if factors such as the level and success of the customers' programs or other conditions differ from expectations. Sales are reduced by a provision for estimated future returns, disposals and promotional expenses.

     The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the tax basis and financial reporting basis of certain assets and liabilities based upon currently enacted tax rates expected to be in effect when such amounts are realized or settled.

     In 2002, SFAS No. 142, "Goodwill and Other Intangible Assets" became effective and as a result, the Company assesses the impairment of identifiable intangibles, and related goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors the Company considers important, which could trigger an impairment review include the following:

     o Significant underperformance relative to expected historical or projected future operating results;
     o Significant changes in the manner of the Company's use of the acquired assets or the strategy for the Company's overall business;
     o    Significant negative industry or economic trends;
     o Significant decline in the Company's stock price for a sustained period; and
     o    The Company's market capitalization relative to net book value.

When the Company determines that the carrying value of intangibles, long-lived assets and related goodwill may not be recoverable based upon the existence of one or more of the above indicators of impairment, the Company will review for impairment under the provisions of SFAS 142.

The provisions of SFAS 142 also required the completion of transitional impairment test for goodwill and indefinite lived assets within 12 months of adoption, with any impairment treated as a cumulative effect of change in accounting principle. During the second quarter of 2002, the Company completed the transitional impairment test, which did not result in impairment of recorded goodwill.

During the fourth quarter, the Company completed its annual impairment test, which did not result in impairment of recorded goodwill.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     The Company has a revolving line of credit with a bank, which bears interest at the prime rate minus 0.35% (3.90% at December 31, 2002) or LIBOR plus 2.40% (3.82% at December 31, 2002). This rate adjustment remains constant from July 31, 2002, the date of the First Amendment to the Amended and Restated Loan and Security Agreement, until April 1, 2003. Commencing on April 1, 2003 the interest rate is based upon certain financial covenants and may range from prime minus 0.10% to prime minus 0.60% or LIBOR plus 2.65% to LIBOR plus 2.15%. In addition, the Company has two term loan facilities, which bear interest at the prime rate minus 0.05% (4.20% at December 31, 2002) or LIBOR plus 2.75% (loan 1 - 4.15% and loan 2 - 4.16% at December 31, 2002) until April 1, 2003. Commencing on April 1,2003 the interest rate is based on certain financial covenants, which may range from prime plus 0.20% to prime minus 0.30% or LIBOR plus 3.10% to LIBOR plus 2.45%. A 10% fluctuation in interest rates would not have a material impact on the Company's financial statements.

FORWARD-LOOKING STATEMENTS

     This annual report on Form 10-K, including "Description of Business," "Description of Property," "Legal Proceedings" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" contains forward-looking statements within the meaning of the "safe-harbor" provisions of the Private Securities Litigation Reform Act of 1995. Such statements are based on management's current expectations and are subject to a number of factors and uncertainties which could cause actual results to differ materially from those described in the forward-looking statements. Such factors and uncertainties include, but are not limited to: (i) the impact of the level of the Company's indebtedness; (ii) restrictive covenants contained in the Company's various debt documents; (iii) general economic conditions and conditions in the retail environment; (iv) the Company's dependence on a few large customers; (v) price fluctuations in the raw materials used by the Company, particularly herring and salmon; (vi) competitive conditions in the Company's markets; (vii) the seasonal nature of the Company's business; (viii) the Company's ability to execute its acquisition strategy; (ix) fluctuations in the stock market; (x) the extent to which the Company is able to retain and attract key personnel; (xi) relationships with retailers; (xii) relationships with key vendors; (xiii) consolidation of the Company's supplier base; (xiv) successful integration of Virginia Honey and Halifax and (xv) the impact of federal, state and local environmental requirements (including the impact of current or future environmental claims against the Company). As a result, the Company's operating results may fluctuate, especially when measured on a quarterly basis.

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


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         Listed below are the financial statements included in this part of the Annual Report on Form 10-K:


   (a)   Consolidated Financial Statements                            Page No.
         ---------------------------------                            --------

         Report of Independent
         Certified Public Accountants                                       19

         Consolidated Balance Sheets at December 31, 2002
         and at December 31, 2001                                           20

         Consolidated Statements of Income for the years
         Ended December 31, 2002, 2001 and 2000                             21

         Consolidated Statements of Shareholders' Equity for
         the years ended December 31, 2002, 2001 and 2000                   21

         Consolidated Statements of Cash Flow for the years
         Ended December 31, 2002, 2001 and 2000                             22

         Notes to Consolidated Financial Statements                      23-38

         Schedule I - Valuation and Qualifying Accounts                     39

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors of
Vita Food Products, Inc.
Chicago, Illinois

We have audited the accompanying consolidated balance sheets of Vita Food Products, Inc. and Subsidiary, as of December 31, 2002 and 2001, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2002. We have also audited the schedule listed in the accompanying index. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements and schedule are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and schedule. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and schedule. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Vita Food Products, Inc. and Subsidiary, at December 31, 2002 and 2001, and the results of their operations and cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States.

Also in our opinion, the schedule presents fairly, in all material respects, the information set forth therein.


                                                             BDO Seidman, LLP


Chicago, Illinois
February 14, 2003

                                                        VITA FOOD PRODUCTS, INC.
                                                                  AND SUBSIDIARY


CONSOLIDATED BALANCE SHEETS
----------------------------------------------------------------------------------------------------------------
December 31,                                                                          2002              2001
----------------------------------------------------------------------------------------------------------------
ASSETS

CURRENT ASSETS
    Cash                                                                          $     46,097      $    529,354
    Accounts receivable - trade, net of allowance for discounts, returns and doubtful accounts of $277,000 in 2002
      and $209,000 in 2001                                                           5,325,254         4,859,224
    Inventories
        Raw material and supplies                                                    4,570,782         2,553,473
        Work in process                                                                162,325           115,691
        Finished goods                                                               2,006,554         1,826,453
    Prepaid expenses and other current assets                                          337,278           306,716
    Income tax receivable                                                              174,318              --
------------------------------------------------------------------------------------------------------------------
TOTAL CURRENT ASSETS                                                                12,622,608        10,190,911
------------------------------------------------------------------------------------------------------------------

PROPERTY, PLANT AND EQUIPMENT
    Land                                                                                35,000            35,000
    Building and improvements                                                        2,452,260         2,041,304
    Leasehold improvements                                                             706,181           270,240
    Machinery and office equipment                                                   8,674,011         7,323,451
------------------------------------------------------------------------------------------------------------------
                                                                                    11,867,452         9,669,995
    Less accumulated depreciation and amortization                                  (6,030,037)       (5,295,43)
------------------------------------------------------------------------------------------------------------------

NET PROPERTY, PLANT AND EQUIPMENT                                                    5,837,415         4,374,558
------------------------------------------------------------------------------------------------------------------

OTHER ASSETS
    Goodwill                                                                         7,565,821         5,238,895
    Other assets                                                                       303,648           263,596
    Deferred income taxes                                                              212,696              --
------------------------------------------------------------------------------------------------------------------
TOTAL OTHER ASSETS                                                                   8,082,165         5,502,491
------------------------------------------------------------------------------------------------------------------

TOTAL ASSETS                                                                      $ 26,542,188      $ 20,067,960
==================================================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
    Current maturities of long-term obligations                                    $ 1,430,933       $ 5,198,198
    Accounts payable                                                                 3,583,391         2,477,282
    Accrued other expenses                                                           1,119,116           798,425
    Deferred income taxes                                                                 --              52,304
------------------------------------------------------------------------------------------------------------------

TOTAL CURRENT LIABILITIES                                                            6,133,440         8,526,209

LONG-TERM OBLIGATIONS, less current maturities                                      14,415,776         7,112,008

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
    Preferred stock, $.01 par value, authorized 1,000,000 shares; none issued             --                --
    Common stock, $.01 par value; authorized 10,000,000 shares; issued and
       outstanding 3,773,895 shares in 2002 and 3,729,683 shares in 2001                37,738            37,296
    Additional paid-in capital                                                       3,496,483         3,379,931
    Retained earnings                                                                2,458,751         1,012,516
------------------------------------------------------------------------------------------------------------------

TOTAL SHAREHOLDERS' EQUITY                                                           5,992,972         4,429,743
------------------------------------------------------------------------------------------------------------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                         $26,542,188       $20,067,960
==================================================================================================================


                    See accompanying notes to consolidated financial statements.

                                                        VITA FOOD PRODUCTS, INC.
                                                                  AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME
-----------------------------------------------------------------------------------------------

Year ended December 31,                            2002              2001              2000
-----------------------------------------------------------------------------------------------
NET SALES                                      $ 42,862,746      $ 31,981,733      $ 25,127,389
COST OF GOODS SOLD                               29,531,009        21,980,299        17,929,353
-----------------------------------------------------------------------------------------------

Gross margin                                     13,331,737        10,001,434         7,198,036

SELLING AND ADMINISTRATIVE EXPENSES
    Selling, marketing and distribution           6,483,715         5,057,905         4,093,422
    Administrative                                3,933,045         2,844,391         2,000,244
-----------------------------------------------------------------------------------------------

Total                                            10,416,760         7,902,296         6,093,666
-----------------------------------------------------------------------------------------------

OPERATING PROFIT                                  2,914,977         2,099,138         1,104,370

OTHER (INCOME) EXPENSE
    Interest income                                    (441)             (657)            (--)
    Interest expense                                602,183           561,827           401,957
-----------------------------------------------------------------------------------------------

INCOME BEFORE INCOME TAX EXPENSE (BENEFIT)        2,313,235         1,537,968           702,413
INCOME TAX EXPENSE (BENEFIT)                        867,000           381,839           (20,000)
-----------------------------------------------------------------------------------------------

Net income                                     $  1,446,235      $  1,156,129      $    722,413
===============================================================================================

BASIC EARNINGS PER SHARE                       $       0.39      $       0.31      $       0.19
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING        3,750,176         3,725,420         3,716,818

DILUTED EARNINGS PER SHARE                     $       0.38      $       0.31      $       0.19
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING        3,854,462         3,753,780         3,728,631



CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
-----------------------------------------------------------------------------------------------------------------------
                                                                           Additional        Retained
                                                                              Paid-in        Earnings
                                                Shares          Amount        Capital        (Deficit)            Total
-----------------------------------------------------------------------------------------------------------------------
BALANCE, at January 1, 2000                  3,712,471     $    37,124     $ 3,359,800     $  (866,026)     $ 2,530,898
Proceeds from stock purchase and stock
  option plans                                  12,075             120          13,106                           13,226
Net income                                                                                     722,413          722,413
-----------------------------------------------------------------------------------------------------------------------

BALANCE, at December 31, 2000                3,724,546          37,244       3,372,906        (143,613)       3,266,537
Proceeds from stock purchase and stock
  option plans                                   5,137              52           7,025                            7,077
Net income                                                                                    1,156,129       1,156,129
-----------------------------------------------------------------------------------------------------------------------

BALANCE, at December 31, 2001                3,729,683          37,296       3,379,931       1,012,516        4,429,743
Proceeds from stock purchase and stock
  option plans                                  44,212             442         116,552                          116,994
Net income                                                                                   1,446,235        1,446,235
-----------------------------------------------------------------------------------------------------------------------
BALANCE, at December 31, 2002                3,773,895     $    37,738     $ 3,496,483     $ 2,458,751      $ 5,992,972
=======================================================================================================================

                    See accompanying notes to consolidated financial statements.

                                                        VITA FOOD PRODUCTS, INC.
                                                                  AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
----------------------------------------------------------------------------------------------------------------------------

Year ended December 31,                                                           2002             2001             2000
----------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income                                                                $ 1,446,235      $ 1,156,129      $   722,413
    Adjustments to reconcile net income to net cash provided by (used in)
      operating activities
        Depreciation and amortization                                             802,121          630,423          381,131
        Changes in assets and liabilities net of effects from purchase of subsidiary
           Decrease (increase) in accounts receivable                             382,793          124,555         (583,727)
           Decrease (increase) in deferred income tax asset                      (168,318)         207,484          (20,000)
           Decrease (increase) in inventories                                  (1,305,668)       2,416,184         (802,630)
           Decrease in prepaid expenses and other current assets                   52,297           20,040           63,516
           (Decrease) increase in accounts payable                                651,639         (986,344)         120,021
           Decrease in accrued expenses                                          (141,910)        (121,010)        (317,818)
           Increase in deferred income tax liability                              138,000          118,000             --
----------------------------------------------------------------------------------------------------------------------------

Net cash provided by (used in) operating activities                             1,857,189        3,565,461         (437,094)
----------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Capital expenditures                                                       (1,245,432)        (721,620)        (593,178)
    Payments for subsidiary net of cash acquired                                 (243,531)      (4,641,49)             --
    Other assets                                                                     (703)          (7,307)         (13,934)
----------------------------------------------------------------------------------------------------------------------------

Net cash used in investing activities                                          (1,489,666)      (5,458,35)         (607,112)
----------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from stock purchase and stock option plans                           116,994            7,077           13,226
    Net borrowings (payments) under revolving loan facility                     1,404,242       (1,628,00)        1,606,278
    Net (payments on) term loan facility                                       (4,525,111)      (1,409,65)         (225,910)
    Proceeds from new term loan                                                 2,300,000        5,555,000             --
    Payments under capital lease obligations                                     (107,240)        (116,649)        (106,712)
    Amortizable loan costs                                                        (39,665)         (87,928)            --
    Payments of other debt obligations                                               --               --           (280,750)
----------------------------------------------------------------------------------------------------------------------------

Net cash (used in) provided by financing activities                              (850,780)       2,407,769        1,006,132
----------------------------------------------------------------------------------------------------------------------------

NET INCREASE (DECREASE) IN CASH                                                  (483,257)         514,880          (38,074)

CASH, at beginning of year                                                        529,354           14,474           52,548
----------------------------------------------------------------------------------------------------------------------------

CASH, at end of year                                                          $    46,097      $   529,354      $    14,474
============================================================================================================================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
    Cash paid for interest                                                    $   600,587      $   671,060      $   350,212
    Income taxes                                                                1,014,900             --               --

NONCASH INVESTING AND FINANCING ACTIVITIES
    Capital lease obligations                                                        --               --             61,232
    Additional purchase price payable related to the Virginia Honey
    Company acquisition (Note3)                                                   764,765             --               --


                    See accompanying notes to consolidated financial statements.

                            VITA FOOD PRODUCTS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    A summary of the significant accounting policies utilized in the preparation of the accompanying financial statements follows.

    INDUSTRY

    The Company processes and sells various herring, and cured and smoked salmon products and other complementary specialty food products throughout the United States. The Vita Specialty Foods subsidiary manufactures and distributes salad dressings, gourmet sauces, honey, jams and jellies. The Company considers the products and related operations of Vita Specialty Foods as a separate business segment.

    PRINCIPLES OF CONSOLIDATION

    The consolidated financial statements include the accounts of Vita Food Products, Inc. and its wholly owned subsidiary, Vita Specialty Foods. Vita Specialty Foods includes Virginia Honey commencing on July 1, 2001, the effective date of this acquisition and Halifax, commencing on November 1, 2002, the effective date of this acquisition. All significant intercompany transactions and balances have been eliminated.

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

    ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

    Accounts receivable are customer obligations due under normal trade terms. The Company sells products to distributors and retailers throughout the food industry. The Company performs continuing credit evaluations of its customers' financial condition.

    Senior management reviews accounts receivable on a regular basis to determine if any receivables will potentially be uncollectable. The Company provides an allowance sufficient to cover any accounts receivable balances that are potentially uncollectable, along with a general risk factor. After attempts to collect the receivable have failed and it is considered to be uncollectable it is written off against the allowance. Based on the information available, the Company believes the allowance for doubtful accounts as of December 31, 2002 to be adequate and not excessive. However, it is still possible that in the future, actual write offs may exceed the recorded balance.

                          VITA FOOD PRODUCTS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


    INVENTORIES

    Inventories are stated at the lower of cost or market. Costs are determined by the first-in, first-out ("FIFO") method.

    PROPERTY, PLANT AND EQUIPMENT

    Property, plant and equipment are stated at cost. Depreciation and amortization are being provided, on straight-line methods, over the estimated useful lives of the assets. Leasehold improvements are being amortized on a straight-line basis over the lives of the respective leases or the service lives of the improvements whichever is shorter. Amortization of assets under capital lease is included in depreciation and amortization. Repair and maintenance items are expensed as incurred.

    LONG-LIVED ASSETS

    The Company reviews the carrying values of its long-lived and identifiable intangible assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Any long-lived assets held for disposal are reported at the lower of their carrying amounts or fair value less cost to sell. As of December 31, 2002 there has been no impairment of long-lived assets.

    GOODWILL

    On January 1, 2002, the Company adopted SFAS No. 142 "Goodwill and Other Intangible Assets" ("SFAS 142"), which addresses the financial accounting and reporting standards for goodwill and other intangible assets subsequent to their acquisition. This accounting standard requires that goodwill no longer be amortized, and instead be tested for impairment on a periodic basis.

    The provision of SFAS 142 requires the completion of a transitional impairment test within 12 months of adoption, with any impairment treated as a cumulative effect of change in accounting principle. During the second quarter of 2002, the Company completed the transitional impairment test, which did not result in impairment of recorded goodwill. During the fourth quarter, the Company completed its annual impairment test, which did not result in impairment of recorded goodwill.

    The Company's acquisition of Virginia Honey was accounted for under SFAS 141, "Business Combinations". Accordingly, the Company did not have goodwill amortization expense in 2001 relating to this acquisition.

    The changes in the carrying amount of goodwill for the years ended December 31, 2002 and 2001 are as follows:

    Balance as of January 1, 2001                       $        0
    Goodwill acquired during the year                    5,238,895
                                                        ----------
    Balance as of December 31, 2001                      5,238,895
    Goodwill acquired during the year                    1,562,161
    Additional purchase price payable related to
         Virginia Honey acquisition                        764,765
                                                        ----------
    Balance as of December 31, 2002                     $7,565,821

    ESTIMATES

    The accompanying financial statements include estimated amounts and disclosures based on management's assumptions about future events. Actual results may differ from those estimates.

                          VITA FOOD PRODUCTS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


    ADVERTISING

    Advertising costs are expensed as incurred and included in selling and marketing expenses and distribution expenses. Advertising expenses amounted to approximately $370,000, $343,000 and $347,000 in 2002, 2001 and 2000,
    respectively.

    SHIPPING AND HANDLING FEES

    The Company classifies shipping and handling costs billed to customers as revenue. Costs related to shipping are classified as part of selling, marketing and distribution.

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

    The following is a reconciliation from basic earnings per share to diluted earnings per share for each of the last three years:

                                                        Weighted
                                                         Average
                                               Net        Shares      Earnings
                                            Income   Outstanding     Per share
    ----------------------------------------------------------------------------
    2002
      Basic                             $1,446,235     3,750,176    $   0.39
      Effect of dilution:
         Stock options                                   104,286
    ----------------------------------------------------------------------------
      Diluted                           $1,446,235     3,854,462    $   0.38
    ----------------------------------------------------------------------------
    2001
      Basic                             $1,156,129     3,725,420    $   0.31
      Effect of dilution:
         Stock options                                    28,360
    ----------------------------------------------------------------------------
      Diluted                           $1,156,129     3,753,780    $   0.31
    ----------------------------------------------------------------------------
    2000
      Basic                             $  722,413     3,716,818    $   0.19
      Effect of dilution:
         Stock options                                    11,813
    ----------------------------------------------------------------------------
      Diluted                           $  722,413     3,728,631    $   0.19
    ----------------------------------------------------------------------------


    ACCOUNTING FOR STOCK BASED CONSIDERATION

    The Company applies the intrinsic value method under APB Opinion 25 and related interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its 1996 Stock Option Plan, 1996 Stock Option Plan for Non-Employee Directors and 1996 Employee Stock Purchase Plan, as the market price of the stock did not exceed the exercise price of the options on the measurement date.

                            VITA FOOD PRODUCTS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


    The Company has elected to continue to utilize the accounting provisions of APB 25 for stock options, and is required to provide proforma disclosures of net income and earnings per share had the Company adopted the fair value method under SFAS No. 123. The weighted-average, grant date fair value of stock options granted to employees during the year and the weighted-average significant assumptions used to determine those fair values, using a modified Black-Sholes option pricing model, and the pro forma effect on earnings of the fair value accounting for stock options under Statement of Financial Accounting Standards No. 123, are as follows:

                                                                   2002               2001             2000
    -----------------------------------------------------------------------------------------------------------
    Weighted average fair value per options granted       $        2.92      $        1.59      $      1.17

    Significant assumptions (weighted average)
       Risk-free interest rate at grant date                       4.4%               5.1%             5.8%
       Expected stock price volatility                             0.74               0.75             0.75
       Expected dividend payout                                       -                  -                -
       Expected option life (years)                                   5                  5                5

    Net Income
       As reported                                        $   1,446,235      $   1,156,129      $   722,413
       Deduct total stock based compensation expense
          determined under the fair value method               (267,592)           (52,863)         (37,920)
                                                          -------------------------------------------------
    Pro forma                                             $   1,178,643      $   1,103,266      $   684,493
                                                          =================================================

    Basic earnings per share
       As reported                                        $        0.39      $        0.31      $      0.19
       Pro forma                                          $        0.31      $        0.30      $      0.18

    RECENT ACCOUNTING PRONOUNCEMENTS

    In April 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections. This Statement rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt" and an amendment of that Statement, SFAS No. 64, "Extinguishment of Debt Made to Satisfy Sinking-Fund Requirements." This Statement also rescinds SFAS No. 44, "Accounting for Intangible Assets of Motor Carriers." This Statement amends SFAS No. 13, "Accounting for Leases," to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings or describe their applicability under changed conditions. The provisions of this Statement are effective for financial statements on or after May 15, 2002. Management does not believe that the adoption of this Statement will have a material impact on the Company's financial statements.

    In July 2002, FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit of Disposal Activities" ("SFAS 146"). This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit and Activity (including Certain Costs Incurred in Restructuring)." This Statement requires that a liability for costs associated with an exit or disposal activity be recognized and measured initially at fair value only

                            VITA FOOD PRODUCTS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


    when the liability is incurred. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002. Management does not believe that the adoption of this Statement will have a material impact on the Company's financial statements.

    In December 2002, FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." This Statement amends the transition and disclosure requirements of FASB Statement No. 123, "Accounting for Stock-Based Compensation." For most companies, the impact of Statement 148 is more frequent and prominent disclosure of stock-based compensation expense beginning with financial statements for fiscal years ending after December 15, 2002. Statement 148 amends existing disclosures that a company should make in its annual financial statements and requires for the first time, disclosure in interim financial reports.

    In November 2002, FASB Interpretation No. 45 (FIN 45), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Indebtedness of Others" was issued. FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The required disclosures and a roll-forward of product warranty liabilities are effective for financial statements of interim or annual periods ending after December 15, 2002. At this time the Company does not believe that the adoption of this interpretation will have a material effect on its financial statements.

2.  ACCRUED EXPENSES

Accrued expenses consist of the following:

December 31,                                               2002             2001
--------------------------------------------------------------------------------

                                                     $                $
Accrued interest                                            52,361        56,436
Accrued salaries and bonuses                               673,976       467,904
Other taxes                                                 49,448        46,745
Income taxes                                                    -         97,745
Utilities, freight and other                               343,331       129,595
--------------------------------------------------------------------------------

                                                     $   1,119,116    $  798,425
================================================================================

                            VITA FOOD PRODUCTS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



3.  LONG-TERM OBLIGATIONS

Long-term obligations consist of the following:

December 31,                                                                           2002             2001
-------------------------------------------------------------------------------------------------------------
Revolving loan facility, expired July 31, 2002. Interest fluctuated
    and was 4.7% at December 31, 2001. (a)                                   $            -   $    3,955,212
Revolving loan facility, expires July 31, 2004. Interest fluctuates
    and was 3.84% at December 31, 2002. (a)                                       5,359,453                -
Term loan facility payable in monthly installments, matures July 31,
2006. Interest fluctuates and was 4.15% at December 31, 2002. (a)                 4,164,333        5,194,832
Term loan-B payable in monthly installments, matures November 30, 2005.
Interest fluctuates and was 4.16% at December 31, 2002 (a)                        2,241,667                -

Term loan payable in monthly installments of $24,760, including interest
    through 2018, interest is 7.0% (b)                                            2,814,131        2,910,568

Additional purchase price payable related to The Virginia Honey Company
acquisition (c)                                                                     764,765                -

Robert J. Budd Note (d)                                                             305,208                -

Capitalized lease obligations                                                       131,030          189,320
Other notes payable                                                                  66,122           60,274
-------------------------------------------------------------------------------------------------------------
                                                                                 15,846,709       12,310,206
Less current maturities                                                           1,430,933        5,198,198
-------------------------------------------------------------------------------------------------------------

                                                                             $   14,415,776   $    7,112,008
=============================================================================================================


(a) The Company entered into an Amended and Restated Loan and Security Agreement (the "Loan") with a bank on November 6, 2002 which consisted of an $8,500,000 revolving loan facility and two term loan facilities totaling $7,855,000. Borrowings under the revolving loan are limited to 80% of eligible receivables and 60% of eligible inventory, as such terms are defined in the Loan. The revolving loan facility matures July 31, 2004. The term loans are payable in monthly installments totaling $98,375 through November 30, 2005, $40,042 from December 1, 2005 through July 31, 2006, and balloon payments of $258,333 on November 11, 2005 and $2,443,000 on July 31, 2006. The loans are collateralized by all of the assets of the Company.

    Interest under the Loan is payable monthly. The interest rates fluctuate based on the Funded Debt to Adjusted EBITDA ratio, as each such term is defined in the Loan. The revolving loan facility bears interest at rates ranging from LIBOR plus 2.65% to LIBOR plus 2.15%, or prime minus 0.10% to prime minus 0.60%. Similarly, the term loan facility bears interest ranging from LIBOR plus 3.10% to LIBOR plus 2.45%, or prime plus 0.20% to prime minus 0.30%. At December 31, 2002, a portion of the revolving loan facility bore interest at the prime rate (4.25%) minus 0.35% and another portion at LIBOR (1.42%) plus 2.40%. At that date, the term loan facilities had a portion bearing interest at the prime rate (4.25%) minus 0.05% and the remainder split into two loans with one bearing interest at a LIBOR rate of 1.40% plus 2.75% and the second with a LIBOR rate of 1.41% plus 2.75%.

    The Loan imposes certain restrictions upon the Company including capital expenditures and payment of dividends, and requires the Company to maintain certain financial covenants and ratios, including Tangible Net Worth and EBITDA to Total Debt Service, as each such term is defined in the Loan. At December 31, 2002 and December 31, 2001, the Company was in compliance with these covenants.

                            VITA FOOD PRODUCTS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(b) As part of the acquisition agreement for Virginia Honey the Company assumed a 7.0% note payable to a former Virginia Honey shareholder. At December 31, 2002 the balance due was $2,814,131. This note is payable in monthly installments through 2018.

(c) The Stock Purchase Agreement, including its Amendments, for Virginia Honey provides for future payments to the former owner based upon 20% of five times the average quarterly EBITDA less certain debt obligations of Virginia Honey, for the period from January 2001 through December 31, 2002. The present value of this calculation resulted in $764,765, and has been recorded as a liability at December 31, 2002. The payment is due to be paid on April 1, 2005. The remaining payments under the Stock Purchase Agreement to the former owner of Virginia Honey and the payments per the merger agreement to the former owner of Halifax will be based on the earnings of Vita Specialty Foods, the combined earnings of Halifax and Virginia Honey. There are two periods of measurement remaining, the first covers January 1, 2003 until December 31, 2005 and the second covers January 1, 2006 until December 31, 2007. See Note 11 under Notes to the Consolidated Financial Statements for a further discussion on the earnout payments.

(d) The merger agreement with Halifax provides that, as part of the acquisition price, the balance of a note due to the former owner by the acquired organization will be repaid to that individual by the Company on April 1, 2006. No interest accrues on this debt. See Note 11 below for further discussion of this merger agreement.


Scheduled annual maturities of long-term obligations as of December 31, 2002 are as follows:


    Year ending December 31,
    ----------------------------------------------------------------------------

    2003                                                          $   1,430,933
    2004                                                              6,663,132
    2005                                                              2,218,903
    2006                                                              3,167,893
    2007                                                                149,491
    2008 and subsequent                                               2,216,387
    ----------------------------------------------------------------------------
                                                                   $ 15,846,709
    ============================================================================



    The Company leases certain equipment under capitalized lease agreements. The leases are non-cancelable and expire in 2003. The following is a schedule of future minimum payments under the capital leases as of December 31, 2002, together with the present value of net minimum lease payments:


    Year ending December 31,
    ----------------------------------------------------------------------------

    2003                                                           $     141,884
    ----------------------------------------------------------------------------

    Net minimum lease payments                                           141,884
    Less amount representing interest                                     10,854
    ----------------------------------------------------------------------------

    Present value of net minimum lease payments                    $     131,030
    ============================================================================

                            VITA FOOD PRODUCTS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



    The equipment, which is leased under the capitalized lease agreements and classified as machinery and office equipment in the accompanying balance sheets, is as follows:


    December 31,                                          2002              2001
    ----------------------------------------------------------------------------

    Cost                                          $    514,718     $    546,510
    Accumulated depreciation                          (160,104)        (183,952)
    ----------------------------------------------------------------------------

                                                  $    354,614     $    362,558
    ----------------------------------------------------------------------------


4.  INCOME TAXES

    Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The tax effects of existing temporary differences that give rise to significant portions of the net deferred tax asset (liability) are as follows:


    December 31,                                          2002              2001
    ----------------------------------------------------------------------------

    Deferred tax asset (liability)
        Uniform inventory capitalization          $     90,000     $     74,000
        Accrued liabilities                            177,000            9,000
        Empowerment credit                                   -           92,000
        Contributions carryover                         23,000           17,000
        Net operating loss carryforwards               791,000                -
    ----------------------------------------------------------------------------

                                                     1,081,000          192,000
    Deferred tax liability
        Depreciation                                  (344,000)        (244,304)
    ----------------------------------------------------------------------------

                                                       737,000          (52,304)
    Less valuation allowance                          (524,304)               -
    ----------------------------------------------------------------------------

    Net deferred tax asset (liability)            $    212,696     $    (52,304)
    ============================================================================


    The valuation allowance of $524,304 relates to the net operating loss carryforward acquired in the Halifax acquisition (Note 11).


    Income taxes at December 31, 2002, 2001 and 2000 consist of the following:

    December 31,                               2002           2001          2000
    ----------------------------------------------------------------------------

    Current                               $ 729,000   $     56,839    $        -
    Deferred                                138,000        506,000       308,000
    Adjustment of valuation allowance             -       (181,000)    (328,000)
    ----------------------------------------------------------------------------

    Income tax expense (benefit)          $ 867,000   $    381,839    $ (20,000)
    ============================================================================

                            VITA FOOD PRODUCTS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


    The reconciliation of income tax computed at the United States federal statutory tax rate of 34% to income tax expense (benefit) is as follows:

    Year ended December 31,                  2002            2001           2000
    ----------------------------------------------------------------------------

    Tax at federal statutory rate    $    786,000    $    523,000   $   239,000
    Change in deferred tax valuation
      allowance                                 -        (181,000)     (328,000)
    Other                                  81,000          39,839        69,000
    ----------------------------------------------------------------------------

    Income tax expense (benefit)     $    867,000    $    381,839   $   (20,000)
    ============================================================================


    During 2001 and 2000 the Company recognized the benefit of net operating loss carryforwards of $535,000 and $214,000, respectively.

5. COMMITMENTS AND CONTINGENCIES

A. In the ordinary course of business, the Company enters into purchase commitments for raw materials and does not anticipate any losses. The Company purchases a majority of its herring from one supplier. The Company's former agreement with the supplier provided that the supplier had an option to supply up to 90% of the Company's annual requirements for herring, provided that the supplier agrees to supply the herring at competitive prices. The agreement was terminated in 2002, however, the Company continues to purchase from the supplier at competitive prices and has other supply sources should the supplier's prices cease to be competitive.

B. In the ordinary course of business, the Company becomes involved in litigation as a defendant in various lawsuits. In the opinion of management, after considering the advice of counsel, the ultimate resolution of these legal proceedings will not have a material effect on the financial statements taken as a whole and thus no provision has been made in the financial statements for any loss contingencies.

C. The Company leases its Virginia Honey warehouses from a former owner of Virginia Honey, who is now an officer of Vita Specialty Foods, under two leases that expire in 2003. The Company has the right to renew the leases for four successive five-year terms. Future payments under these leases amount to approximately $290,000 for the year ending 2003. Since July 1, 2001, the effective date of the acquisition, rent expense under these agreements totaled $153,000 and $306,000 in 2001 and 2002, respectively.

D. The Company leases its Halifax warehouses from a former owner of Halifax, who is now an officer of Vita Specialty Foods, under two leases, one that expires at the end of 2003 while the other expires in the first quarter of 2004. Future payments under these leases amount to approximately $119,000 and $21,000 for the years ending 2003 and 2004, respectively. The Company is seeking to consolidate the operations of Halifax with Virginia Honey's operations and believes these leases will not be renewed.

6.  EMPLOYEE BENEFIT PLANS

    The Company has established a qualified, 401(k), profit sharing plan covering its non-union employees. Participants may elect to defer a portion of annual compensation. The Company may contribute amounts at the discretion of the board of directors.

    The Company expensed 401(k) matching contributions of $59,000, $29,000 and $14,000 in 2002, 2001 and 2000, respectively.

                            VITA FOOD PRODUCTS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


    Additionally, the Company participates in two multi-employer plans that provide benefits to the Company's union employees. Contributions to the plans for the years ended December 31, 2002, 2001 and 2000 were $31,000, $31,000 and $34,000, respectively.

7.  MAJOR CUSTOMER

    In the year ending December 31, 2002, the Company had sales to one customer representing 19% and sales to another customer representing 12% of total annual net sales. At December 31, 2002, these customers had open accounts receivable balances of $1,016,000 and $634,000 respectively. At December 31, 2001 the Company had sales to one customer representing 12% of total annual net sales; this customer had an open accounts receivable balance of $712,000. In 2000, the Company had sales to a different customer representing 10% of total annual net sales, and at December 31, 2000, that customer had an open accounts receivable balance of $335,000.

8.  CAPITAL

    On September 11, 1996, the Company adopted the Vita Food Products, Inc. 1996 Stock Option Plan pursuant to which 325,000 shares of common stock have been reserved for issuance upon the exercise of options designated as either an "incentive stock option" or as a "nonqualified stock option." These options vest at 20% per year and may be granted to employees or other constituencies of the Company, including members of the board of directors who are employees. On September 11, 1996, the Company also adopted the Vita Food Products, Inc. 1996 Stock Option Plan for Non-Employee Directors. The plan was amended and restated in 2000 to provide for 175,000 shares of common stock to be reserved for issuance upon the exercise of options designated as a "nonqualified stock option." These options become fully vested six months after issuance and may be granted to directors who are not employees of the Company. Generally, options are exercisable for a period of ten years from the date of grant. Further, in September 1996, the Company adopted the 1996 Employee Stock Purchase Plan pursuant to which 150,000 shares of common stock have been reserved for issuance.

    Information with respect to the stock option plans follows:


    Year ended December 31,                         2002       2001           2000
    ---------------------------------------------------------------------------------
    Options outstanding at beginning of year     221,500       168,500        208,000
    Options granted                              157,000        58,500         59,000
    Options exercised                             40,800         2,500          7,000
    Options forfeited                              9,200         3,000         91,500
    ----------------------------------------------------------------------------------

    Options outstanding at end of year           328,500       221,500        168,500
    ==================================================================================

    Weighted average remaining contractual life  8.0 YRS.      7.5 yrs.       7.9 yrs.
    Options exercisable                          150,400       147,400        114,600
    ==================================================================================

    Option prices per share granted              $4.00-$6.00 $1.50-$2.75  $1.50-$1.875
    ==================================================================================

                            VITA FOOD PRODUCTS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    Weighted Average Exercise Price
    ----------------------------------------------------------
    January 1, 2000                                      $2.38
    December 31, 2000                                    $2.60
        Exercised                                        $1.03
        Exercisable                                      $2.60
        Forfeited                                        $1.69

    ----------------------------------------------------------
    December 31, 2001                                    $2.53
        Exercised                                        $1.50
        Exercisable                                      $2.52
        Forfeited                                        $3.50
    ----------------------------------------------------------
    December 31, 2002                                    $3.42
        Exercised                                        $2.58
        Exercisable                                      $2.75
        Forfeited                                        $3.49
    ==========================================================


9.  EMPLOYMENT CONTRACTS

    The Company has employment agreements with two officers of the Company, extending through December 2003. Under the terms of these agreements, the officers are entitled to be paid a salary of $240,030 annually (adjusted annually for increases of at least the cost of living index), plus bonuses, if any, and certain perquisites.

    The Company entered into an employment agreement with an officer of Virginia Honey in conjunction with the purchase of Virginia Honey. The agreement extends to December 31, 2004 and calls for the officer to receive a salary of $300,000 per year with, at the sole discretion of Virginia Honey's board of directors, a maximum raise equal to the percentage increase in the cost of living index. In addition, the Company entered into an employment agreement with an officer of Halifax in conjunction with the purchase of Halifax. The agreement extends to December 31, 2007 and calls for the officer to receive a salary of $242,500 per year with a 3% per year increase starting January 1, 2004.

10. FAIR VALUE OF FINANCIAL INSTRUMENTS

    The carrying amount of cash, accounts receivable, accounts payable and short-term debt approximates fair value due to the short-term nature of these instruments. The fair value of the Company's notes payable, and capital lease obligations is based on rates currently available for debt with similar terms and maturities from the bank issuing the Loan discussed in Note 3.

11. ACQUISITIONS

    THE VIRGINIA HONEY COMPANY, INC.
    Effective July 1, 2001 Vita acquired 100% of the outstanding shares of capital stock of Virginia Honey from Terry W. Hess. The results of Virginia Honey have been included in the Company's consolidated financial statements since the effective date. Virginia Honey is a manufacturer and distributor of honey, salad dressings, sauces, jams and jellies and gift baskets. As a result of the acquisition, the Company is leveraging its sales and distribution network to provide national exposure to the products of Virginia Honey. The Company also expects to introduce products that will be jointly developed, thereby increasing the market presence of Vita and Virginia Honey.

                            VITA FOOD PRODUCTS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    The aggregate purchase price, including direct costs of the acquisition, of $4,884,437 was paid in cash. The Stock Purchase Agreement, including its Amendments, for Virginia Honey provides for future payments to the former owner based upon 20% of five times the average quarterly EBITDA less certain debt obligations of Virginia Honey, for the period from January 2001 through December 31, 2002. The present value of this calculation resulted in $764,765, and has been recorded as a liability at December 31, 2002 and, as discussed in Note 3 above, is payable on April 1, 2005. The remaining payments under the Stock Purchase Agreement to the former owner of Virginia Honey and the payments per the merger agreement to the former owner of Halifax will be based on the earnings of Vita Specialty Foods, the combined earnings of Halifax and Virginia Honey. There are two periods of measurement remaining, the first covers January 1, 2003 until December 31, 2005 and the second covers January 1, 2006 until December 31, 2007.

    As a result of the Halifax merger agreement discussed below, the operations of Virginia Honey and Halifax have been merged effective November 1, 2002. Accordingly, EBITDA applicable to the future contingent payments due to Mr. Hess will be determined based upon a formula included as part of that merger agreement. Should Virginia Honey maintain its current profitability levels, the Company estimates that total remaining payments, with a net present value of approximately $1.1 million, would be due and payable as contingent consideration in accordance with the provisions of the Stock Purchase Agreement. The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition:



                                    AT JUNE 30, 2001
                                       (in 000's)
               ----------------------------------------------------

               Current assets, including cash of $243        $3,724
               Property, plant and equipment                  1,219
               Other assets                                      72
               Goodwill                                       5,239
               -----------------------------------------------------
                   Total assets acquired                     10,254
               Current liabilities                           (1,777)
               Long-term debt                                (3,593)
               -----------------------------------------------------
                   Total liabilities assumed                 (4,859)
               -----------------------------------------------------

                   Net assets acquired                       $4,884
               =====================================================

    None of the amount of goodwill is expected to be deductible for tax purposes.

    The unaudited consolidated results of operation on a pro forma basis as though Virginia Honey had been acquired as of the beginning of 2000 are as follows ($000's except earnings per share data):


               Twelve months ended December 31,      2001              2000
               --------------------------------------------------------------

               Net sales                      $     38,452     $       36,834
               Net income                     $      1,547     $        1,630

               Basic earnings per share       $       0.42     $         0.44
               Diluted earnings per share     $       0.41     $         0.44

    The pro forma financial information is not necessarily indicative of the operating results that would have occurred had the Virginia Honey acquisition been consummated as of the above dates, nor are they indicative of future operating results.

                            VITA FOOD PRODUCTS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    THE HALIFAX GROUP, INC.
    Effective November 1, 2002, Vita Food Products, Inc. acquired all of the issued and outstanding shares of capital stock of Halifax, a Georgia corporation, from Robert J. Budd and certain affiliates or associates of Mr. Budd. Since the effective date, the results of Halifax have been fully integrated with the results of Virginia Honey. This merger of Halifax and Virginia Honey has resulted in a new subsidiary named Vita Specialty Foods. Halifax is a manufacturer and distributor of licensed brand-named sauces, marinades, salad dressings, various gourmet products and branded gift items, many of which are similar to those of Virginia Honey. The Company expects to enjoy both market synergies and production efficiencies as a result of this merger.

    On the November 6, 2002 closing date, as a direct cost of the acquisition, the Company paid cash of $450,000 to Mr. Budd in partial payment of the $795,781 preexisting debt owed to him by Halifax. The discounted value of the remaining debt has been recorded by the Company as a long-term obligation as discussed in Note 3 above. The Company also assigned to Mr. Budd any potential rights or exposure associated with an unresolved legal case involving Halifax, the actual dollar amount of which is indeterminable at this time. The merger agreement further provides for two future contingent payments to Mr. Budd. The first will be based upon 45% of five times the Halifax portion of Vita Specialty Food's average quarterly EBITDA. The agreement includes a formula that allocates EBITDA between Halifax and Virginia Honey, based on the proportion of each unit's products sold.

    This EBITDA will be averaged quarterly for calendar years 2003 through 2005. This first contingent payment will be reduced by the remaining balance of the preexisting debt discussed above. The second contingent payment will be determined the same way except the percent will be reduced from 45% to 30% and will be based upon the calendar years 2006 and 2007. If payable, the first payment will be paid on or before April 1, 2006 and the second will be paid on or before April 1, 2008 and both will be recorded as additional acquisition costs. Should Vita Specialty Foods maintain its current profitability levels, the Company estimates that the total remaining payments, with a net present value of approximately $700,000, would be due and payable as contingent consideration in accordance with the provisions of the merger agreement. The following table summarizes the fair values of the assets acquired and the liabilities assumed at the date of acquisition:

                                   AT NOVEMBER 1, 2002
                                       (in 000's)
               ------------------------------------------------------

               Current assets                                  $1,815
               Property, plant and equipment                      982
               Other assets                                       560
               Goodwill                                         1,562
               ------------------------------------------------------
                   Total assets acquired                        4,919
               Current liabilities                             (3,670)
               Long-term debt                                  (1,005)
               ------------------------------------------------------
                   Total liabilities assumed                   (4,675)
               ------------------------------------------------------

                   Net assets acquired                           $244
               ======================================================


    None of the amount of goodwill is expected to be deductible for tax purposes.

    The unaudited consolidated results of operation on a pro forma basis as though Halifax had been acquired as of the beginning of 2001 are as follows ($000's except earnings per share data):

               Twelve months ended December 31,          2002               2001
               -----------------------------------------------------------------

               Net sales                         $     50,275     $       43,756
               Net income                        $        970     $        1,036

               Basic earnings per share          $       0.26     $         0.28
               Diluted earnings per share        $       0.25     $         0.28

                            VITA FOOD PRODUCTS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


    The pro forma financial information is not necessarily indicative of the operating results that would have occurred had the Halifax acquisition been consummated as of the above dates, nor are they indicative of future operating results.

12. BUSINESS SEGMENTS

    The Company has adopted Statement of Financial Accounting Standards (SFAS) No. 131, "Disclosures about Segments of an Enterprise and Related Information." Following the provisions of SFAS No. 131, the Company is reporting two operating business segments in the same format as reviewed by the Company's senior management. Segment one, Vita, processes and sells various herring, and cured and smoked salmon products throughout the United States. Segment two, Vita Specialty Foods, combines the products of Virginia Honey and Halifax and manufactures and distributes honey, salad dressings, sauces, marinades, jams and jellies and gift baskets. Management uses operating profit as the measure of profit or loss by business segment. The significant accounting policies as described in Note 1 were utilized in the preparation of the financial statements for both segments.

                            VITA FOOD PRODUCTS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Business segment information is as follows ($000's):


Twelve months ended December 31,          2002        2001      2000
-----------------------------------------------------------------------
GOODWILL
    Vita                                $  --          --          --
    Vita Specialty Foods                  7,566       5,239        --
-----------------------------------------------------------------------

Total Goodwill                          $ 7,566     $ 5,239        --
=======================================================================

TOTAL ASSETS
    Vita                                $18,566     $16,256     $12,189
    Vita Specialty Foods                  7,976       3,812        --
-----------------------------------------------------------------------

Total Assets                            $26,542     $20,068     $12,189
=======================================================================

NET SALES
    Vita                                $28,096     $26,173     $25,127
    Vita Specialty Foods                 14,767       5,809        --
-----------------------------------------------------------------------

Total Net Sales                         $42,863     $31,982     $25,127
=======================================================================

OPERATING PROFIT
    Vita                                $ 1,887     $ 1,400     $ 1,104
    Vita Specialty Foods                  1,028         699        --
-----------------------------------------------------------------------

Total Operating Profit                  $ 2,915     $ 2,099     $ 1,104
=======================================================================

NET INCOME
    Vita                                $   983     $   809         722
    Vita Specialty Foods                    463         347        --
-----------------------------------------------------------------------

Total Net Income                        $ 1,446     $ 1,156         722
=======================================================================

DEPRECIATION AND AMORTIZATION
    Vita                                $   491     $   470         381
    Vita Specialty Foods                    311         160        --
-----------------------------------------------------------------------

Total Depreciation and Amortization     $   802     $   630         381
=======================================================================

CAPITAL EXPENDITURES
    Vita                                $ 1,034     $   590         593
    Vita Specialty Foods                    211         131        --
-----------------------------------------------------------------------

Total Capital Expenditures              $ 1,245     $   721         593
=======================================================================

                            VITA FOOD PRODUCTS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


13. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

                        FOR THE THREE MONTH PERIOD ENDED
                 (IN THOUSANDS, EXCEPT EARNINGS PER SHARE DATA)


-------------------------------------------------------------------------------------------------------
                                               MARCH 31,      JUNE 30,      SEPTEMBER 30,   DECEMBER 31,
                                                    2002          2002               2002         2002
                                              ----------     ----------     -------------   -----------
REVENUES                                       $   10,067     $    8,785     $    9,292     $   14,719
GROSS PROFIT                                        3,078          2,814          2,794          4,646

NET INCOME                                            304            132            208            802

BASIC EARNINGS PER SHARE                             0.08           0.04           0.06           0.21
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING      3,729,683      3,739,721      3,759,459      3,771,280

DILUTED EARNINGS PER SHARE                           0.08           0.03           0.05           0.21
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING      3,815,393      3,858,071      3,879,538      3,863,607



                        FOR THE THREE MONTH PERIOD ENDED
                 (IN THOUSANDS, EXCEPT EARNINGS PER SHARE DATA)


------------------------------------------------------------------------------------------------------------
                                               MARCH 31,      JUNE 30,      SEPTEMBER 30,       DECEMBER 31,
                                                    2001          2001               2001              2001
                                              ----------     ----------     -------------       -----------
REVENUES                                      $    6,220     $    5,027       $     8,477       $    12,259
GROSS PROFIT                                       1,693          1,346             2,641             4,321
NET INCOME (LOSS)                                     59            (88)              295               891
BASIC EARNINGS (LOSS) PER SHARE                     0.02          (0.02)             0.08              0.24
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING     3,724,546      3,724,546         3,726,225         3,726,334

DILUTED EARNINGS (LOSS) PER SHARE                   0.02          (0.02)             0.08              0.24
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING     3,732,727      3,724,546         3,761,401         3,771,094




                        FOR THE THREE MONTH PERIOD ENDED
                 (IN THOUSANDS, EXCEPT EARNINGS PER SHARE DATA)

----------------------------------------------------------------------------------------------------------
                                                 MARCH 31,       JUNE 30,     SEPTEMBER 30,    DECEMBER 31,
                                                      2000           2000              2000           2000
                                               -----------     ----------     -------------    -----------
REVENUES                                       $     6,218     $     4,757      $     5,434    $     8,718
GROSS PROFIT                                         1,699           1,260            1,339          2,900
NET INCOME (LOSS)                                       44            (110)             (89)           878
BASIC EARNINGS (LOSS) PER SHARE                       0.01           (0.03)           (0.02)          0.24
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING       3,712,471       3,712,471        3,719,330      3,722,906

DILUTED EARNINGS (LOSS) PER SHARE                     0.01           (0.03)           (0.02)          0.24
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING       3,733,320       3,712,471        3,719,330      3,731,538

SCHEDULE 1. VALUATION AND QUALIFYING ACCOUNTS


                         ALLOWANCE FOR DOUBTFUL ACCOUNTS
                                 (IN THOUSANDS)


------------------------------------------------------------------------------------------------------
                 BALANCE AT                                                               BALANCE AT
     CALENDAR    BEGINNING     CHARGED TO       WRITE-OFFS &         ACQUISITION OF            END
       YEAR       OF YEAR        EXPENSE         COLLECTIONS           SUBSIDIARY            OF YEAR
     --------    ---------     ---------        ------------         --------------       ----------
       2000      $  406            14               226                    0                 $ 194
       2001      $  194           105                90                    0                 $ 209
       2002      $  209             6                39                  101                 $ 277
------------------------------------------------------------------------------------------------------


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         No changes in accountants or disagreements with accountants on accounting and financial disclosure occurred.


                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         The information required by this Item 10 as to the Directors, executive officers and compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") is incorporated herein by reference to the information set forth under the captions "Election of Directors," "Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance," respectively, in the Company's definitive Proxy Statement for the 2003 Annual Meeting of Stockholders.

ITEM 11. EXECUTIVE COMPENSATION

         The information required by this Item 11 is incorporated by reference to the information set forth under the caption "Compensation of Executive Officers" in the Company's definitive Proxy Statement for the 2003 Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

         The information required by this Item 12 is incorporated by reference to the information set forth under the caption "Security Ownership of Principal Holders and Management" in the Company's definitive Proxy Statement for the 2003 Annual Meeting of Stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this Item 13 is incorporated by reference to the information set forth under the caption "Certain Relationships and Related Transactions" in the Company's definitive Proxy Statement for the 2003 Annual Meeting of Stockholders.

ITEM 14. CONTROLS AND PROCEDURES

         Under the supervision and with the participation of the Company's management team, the principal executive officer and principal financial officer have evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures as defined in Rules 13a - 14(c) and 15d - 14(c) under the Exchange Act within 90 days of the filing date of this annual report, and, based on their evaluation, have concluded that these controls and procedures are effective. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation and up to the date of this Annual Report on Form 10-K. There were no significant deficiencies or material weaknesses, and therefore there were no corrective actions taken.

         Disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and Procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files under the Exchange Act is accumulated and communicated to the Company's management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

         It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.


                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1), (a)(2) and (d): The Company has filed its consolidated financial statements and financial statement schedule in Part II, Item 8 of this Annual Report on Form 10-K.

(a)(3) Listed below are the exhibits filed as part of this Annual Report on Form 10-K:

NUMBER                           EXHIBIT TITLE
------                           -------------

(1)2.1 Stock Purchase Agreement, dated as of June 29, 2001, between Vita Food Products, Inc., Virginia Honey Company, Inc. and Terry W. Hess (Ex. 2.1)

(2)2.2 Merger Agreement, dated as of October 17, 2002, between the Company, Vita Holdings, Inc., Vita/Halifax Acquisition Company, Halifax, Robert J. Budd, Oak Hill Family LLC and Terry W. Hess (Ex 2.2)

(3)3.1         Articles of Incorporation of the Company (Ex. 3.1)

(3)3.2         By-laws of the Company (Ex. 3.2)

(3)4.1         Form of Common Stock Certificate (Ex. 4.1)

(3)10.1 Loan and Security Agreement dated as of March 20, 1995 by and between the Company and NBD Bank, as amended (Ex. 10.1)

(4)10.1.1      Second Amendment to Loan and Security Agreement (Ex. 10.1.1)

(4)10.1.2      Third Amendment to Loan and Security Agreement (Ex. 10.1.2)

(4)10.1.3      Form of Fourth Amendment to Loan and Security Agreement
               (Ex. 10.1.3)

(5)10.1.4      Fifth Amendment to Loan and Security Agreement (Ex. 10.1.4)

(6)10.1.5      Sixth Amendment to Loan and Security Agreement and Note
               (Ex. 10.1.5)

(7)10.1.6      Seventh Amendment to Loan and Security Agreement (Ex. 10.1.6)

(3)10.2        Form of 1996 Employee Stock Option Plan (Ex. 10.4)x

--------
(1) Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on August 30, 2001. Form 8-K Exhibit Number is included in parenthesis following the title of the exhibit.

(2) Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on November 6, 2002. Form 8-K Exhibit Number is included in parenthesis following the title of the exhibit.

(3) Incorporated by reference to Form SB-2 Registration Statement (File No. 333-5738), filed with the Securities and Exchange Commission on September 23, 1996. Form SB-2 Exhibit Number is included in parenthesis following the title of the Exhibit.

(4) Incorporated by reference to Form 10-KSB for the fiscal year ended December 31, 1997, filed with the Securities and Exchange Commission on March 30, 1998. Form 10-KSB Exhibit Number is included in parenthesis following the title of the Exhibit.

(5) Incorporated by reference to Form 10-QSB for the fiscal quarter ended June 30, 1998, filed with the Securities and Exchange Commission on August 7, 1998. Form 10-QSB Exhibit Number is included in parenthesis following the title of the Exhibit.

(6) Incorporated by reference to Form 10-QSB for the fiscal quarter ended September 30, 1998, filed with the Securities and Exchange Commission on November 9, 1998. Form 10-QSB Exhibit Number is included in parenthesis following the title of the Exhibit.

(7) Incorporated by reference to Form 10-QSB for the fiscal quarter ended June 30, 1999, filed with the Securities and Exchange Commission on August 9, 1999. Form 10-QSB Exhibit Number is included in parenthesis following the title of the exhibit.

(x) Indicates an employee benefit plan, management contract or compensatory plan or arrangement.

(3)10.3        Form of 1996 Stock Option Plan for Non-Employee Directors
               (Ex. 10.5)x

(3)10.4        Form of Employment Agreement between the Company and Stephen D.
               Rubin (Ex. 10.7)x

(7)10.4.1 Amendment One to Employment Agreement between the Company and Stephen D. Rubin (Ex. 10.4.1)x

(3)10.5        Form of Employment Agreement between the Company and Clark L.
               Feldman (Ex. 10.8)x

(7)10.5.1 Amendment One to Employment Agreement between the Company and Clark L. Feldman (Ex. 10.5.1)x

(3)10.6 Long Term Supply/Purchase Agreement dated as of September 1, 1992 by and between the Company and Barry's Limited (Ex. 10.9)

(3)10.9 Gorenstein Agreement dated September 20, 1996 by and among the Company, Stephen D. Rubin, Clark L. Feldman, Sam Gorenstein, David Gorenstein and J.B.F. Enterprises (Ex. 10.26)

(1)10.10 Form of Employment Agreement, dated as of July 1, 2001, between Virginia Honey Company, Inc. and Terry W. Hess (First Exhibit to Ex. 2.1)x

(8)10.11 Amended and Restated Loan and Security Agreement, dated August 15, 2001 (Ex. 10.11)

(8)10.11.1 First Amendment to Amended and Restated Loan and Security Agreement, dated July 31, 2002 (Ex. 10.11.1)

21.1           Subsidiary of the Company.*

99.1 Principal Executive Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

99.2 Principal Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

---------
(8) Incorporated by reference to Form 10-Q for the fiscal quarter ended September 30, 2002, filed with the Securities and Exchange Commission on November 14, 2002. Form 10-Q Exhibit Number is included in parenthesis following the title of the exhibit.

* Filed herewith.


(b) Reports Filed on Form 8-K

A form 8-K/A was filed by the Company on January 21, 2003 to include the required financial statements and pro forma financial information with respect to the Company's merger agreement to acquire all of the outstanding capital stock of The Halifax Group, Inc.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                  VITA FOOD PRODUCTS, INC.


                                                  By: /s/ Stephen D. Rubin
                                                  ------------------------------
                                                          Stephen D. Rubin
                                                              President

                                                  Date:     March 31, 2003

         Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant in the following capacities on March 31, 2003.



                           Signatures                                                Title
                           ----------                                                -----

/s/Stephen D. Rubin                                                          Director and President
---------------------------------------------                               (Principal Executive Officer)
Stephen D. Rubin


/s/Clark L. Feldman                                             Director, Executive Vice President and Secretary
---------------------------------------------
Clark L. Feldman


/s/Clifford K. Bolen                                               Executive Vice President, Chief Financial
---------------------------------------------                                  Officer and Treasurer
Clifford K. Bolen                                                 (Principal Financial and Accounting Officer)


/s/Terry W. Hess                                                 Chief Executive Officer of Virginia Honey and
---------------------------------------------                                         Director
Terry W. Hess


/s/Michael Horn                                                                     Director
---------------------------------------------
Michael Horn


/s/Neal Jansen                                                                      Director
---------------------------------------------
Neal Jansen


/s/Steven A. Rothstein                                                              Director
---------------------------------------------
Steven A. Rothstein


/s/Jeffrey C. Rubenstein                                                            Director
---------------------------------------------
Jeffrey C. Rubenstein


/s/John C. Seramur                                                                  Director
---------------------------------------------
John C. Seramur


/s/Joel D. Spungin                                                                  Director
---------------------------------------------
Joel D. Spungin


/s/Robert J. Budd                                                                   Director
---------------------------------------------
Robert J. Budd

                                  CERTIFICATION

            I, Stephen D. Rubin, the President of Vita Food Products, Inc., certify that:

         1. I have reviewed this annual report on Form 10-K of Vita Food Products, Inc.;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


         Date:    March 31, 2003

         By:      /s/  Stephen D. Rubin
             -------------------------------------
                      Stephen D. Rubin
                         President
                 (Principal Executive Officer)

                                  CERTIFICATION

            I, Clifford K. Bolen, the Executive Vice President; Chief Financial Officer of Vita Food Products, Inc., certify that:

         1. I have reviewed this annual report on Form 10-K of Vita Food Products, Inc.;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


         Date:    March 31, 2003

         By        /s/  Clifford K. Bolen
           -------------------------------------------------
                        Clifford K. Bolen
           Executive Vice President; Chief Financial Officer
              (Principal Financial and Accounting Officer)

                                  EXHIBIT INDEX

NUMBER                           EXHIBIT TITLE
------                           -------------

(1)2.1 Stock Purchase Agreement, dated as of June 29, 2001, between Vita Food Products, Inc., Virginia Honey Company, Inc. and Terry W. Hess (Ex. 2.1)

(2)2.2 Merger Agreement, dated as of October 17, 2002, between the Company, Vita Holdings, Inc., Vita/Halifax Acquisition Company, Halifax, Robert J. Budd, Oak Hill Family LLC and Terry W. Hess (Ex 2.2)

(3)3.1         Articles of Incorporation of the Company (Ex. 3.1)

(3)3.2         By-laws of the Company (Ex. 3.2)

(3)4.1         Form of Common Stock Certificate (Ex. 4.1)

(3)10.1 Loan and Security Agreement dated as of March 20, 1995 by and between the Company and NBD Bank, as amended (Ex. 10.1)

(4)10.1.1      Second Amendment to Loan and Security Agreement (Ex. 10.1.1)

(4)10.1.2      Third Amendment to Loan and Security Agreement (Ex. 10.1.2)

(4)10.1.3      Form of Fourth Amendment to Loan and Security Agreement
               (Ex. 10.1.3)

(5)10.1.4      Fifth Amendment to Loan and Security Agreement (Ex. 10.1.4)

(6)10.1.5      Sixth Amendment to Loan and Security Agreement and Note
               (Ex. 10.1.5)

(7)10.1.6      Seventh Amendment to Loan and Security Agreement (Ex. 10.1.6)

(3)10.2        Form of 1996 Employee Stock Option Plan (Ex. 10.4)x

--------
(1) Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on August 30, 2001. Form 8-K Exhibit Number is included in parenthesis following the title of the exhibit.

(2) Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on November 6, 2002. Form 8-K Exhibit Number is included in parenthesis following the title of the exhibit.

(3) Incorporated by reference to Form SB-2 Registration Statement (File No. 333-5738), filed with the Securities and Exchange Commission on September 23, 1996. Form SB-2 Exhibit Number is included in parenthesis following the title of the Exhibit.

(4) Incorporated by reference to Form 10-KSB for the fiscal year ended December 31, 1997, filed with the Securities and Exchange Commission on March 30, 1998. Form 10-KSB Exhibit Number is included in parenthesis following the title of the Exhibit.

(5) Incorporated by reference to Form 10-QSB for the fiscal quarter ended June 30, 1998, filed with the Securities and Exchange Commission on August 7, 1998. Form 10-QSB Exhibit Number is included in parenthesis following the title of the Exhibit.

(6) Incorporated by reference to Form 10-QSB for the fiscal quarter ended September 30, 1998, filed with the Securities and Exchange Commission on November 9, 1998. Form 10-QSB Exhibit Number is included in parenthesis following the title of the Exhibit.

(7) Incorporated by reference to Form 10-QSB for the fiscal quarter ended June 30, 1999, filed with the Securities and Exchange Commission on August 9, 1999. Form 10-QSB Exhibit Number is included in parenthesis following the title of the exhibit.

(3)10.3        Form of 1996 Stock Option Plan for Non-Employee Directors
               (Ex. 10.5)x

(3)10.4        Form of Employment Agreement between the Company and Stephen D.
               Rubin (Ex. 10.7)x

(7)10.4.1 Amendment One to Employment Agreement between the Company and Stephen D. Rubin (Ex. 10.4.1)x

(3)10.5        Form of Employment Agreement between the Company and Clark L.
               Feldman (Ex. 10.8)x

(7)10.5.1 Amendment One to Employment Agreement between the Company and Clark L. Feldman (Ex. 10.5.1)x

(3)10.6 Long Term Supply/Purchase Agreement dated as of September 1, 1992 by and between the Company and Barry's Limited (Ex. 10.9)

(3)10.9 Gorenstein Agreement dated September 20, 1996 by and among the Company, Stephen D. Rubin, Clark L. Feldman, Sam Gorenstein, David Gorenstein and J.B.F. Enterprises (Ex. 10.26)

(1)10.10 Form of Employment Agreement, dated as of July 1, 2001, between Virginia Honey Company, Inc. and Terry W. Hess (First Exhibit to Ex. 2.1)x

(8)10.11 Amended and Restated Loan and Security Agreement, dated August 15, 2001 (Ex. 10.11)

(8)10.11.1 First Amendment to Amended and Restated Loan and Security Agreement, dated July 31, 2002 (Ex. 10.11.1)

21.1           Subsidiary of the Company.*

99.1 Principal Executive Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

99.2 Principal Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

---------
(8) Incorporated by reference to Form 10-Q for the fiscal quarter ended September 30, 2002, filed with the Securities and Exchange Commission on November 14, 2002. Form 10-Q Exhibit Number is included in parenthesis following the title of the exhibit.

(x) Indicates an employee benefit plan, management contract or compensatory plan or arrangement.

* Filed herewith.