Form 10-Q
period 2003-03-31
VITA FOOD PRODUCTS INC
filed 2003-05-15
CIK 1024342

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


          [X}  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 2003

          [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

             For the Transition Period From __________ to _________


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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

    The number of shares outstanding of registrant's common stock as of April 30, 2003 was 3,777,895.

                            VITA FOOD PRODUCTS, INC.

                                    FORM 10-Q

                      FOR THE QUARTER ENDED MARCH 31, 2003

                                      INDEX


                                                                                            PAGE
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

            a) Balance Sheets as of March 31, 2003 and December 31, 2002                    3

            b) Income Statements for the Three Months Ended March 31, 2003 and
               2002                                                                         4

            c) Shareholders' Equity Statements for the Three Months Ended
               March 31, 2003                                                               4

            d) Cash Flows Statements for the Three Months Ended March 31, 2003
               and 2002                                                                     5

            e) Notes to Financial Statements                                                6

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
         of Operations                                                                     10

Item 3.  Quantitative and Qualitative Disclosures About Market Risk                        13

Item 4.  Controls and Procedures                                                           13

PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                                  14

SIGNATURES                                                                                 15

CERTIFICATION OF PERIODIC REPORT                                                           16 - 17

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


CONSOLIDATED BALANCE SHEETS                             VITA FOOD PRODUCTS, INC.
                                                                  AND SUBSIDIARY
--------------------------------------------------------------------------------


                                                                                      March 31,      December 31,
                                                                                           2003             2002
                                                                                     (unaudited)        (audited)
------------------------------------------------------------------------------------------------------------------
ASSETS
Current Assets
       Cash                                                                         $    335,272      $     46,097
       Accounts receivable-trade, net of allowance for discounts, returns, and
         doubtful accounts of $359,000 in 2003 and $227,000 in 2002                    4,493,900         5,325,254
       Inventories
           Raw material and supplies                                                   4,486,124         4,570,782
           Work in process                                                               125,241           162,325
           Finished goods                                                              2,226,262         2,006,554
       Prepaid expenses and other current assets                                         363,234           337,278
       Income taxes receivable                                                                 0           174,318
                                                                                    ------------      ------------
Total Current Assets                                                                  12,030,033        12,622,608

Property, Plant and Equipment
     Land                                                                                 35,000            35,000
     Building and improvements                                                         2,454,628         2,452,260
     Leasehold improvements                                                              712,688           706,181
     Machinery and office equipment                                                    8,940,644         8,674,011
                                                                                    ------------      ------------
                                                                                      12,142,960        11,867,452
     Less accumulated depreciation and amortization                                   (6,244,984)       (6,030,037)
                                                                                    ------------      ------------
Net Property, Plant & Equipment                                                        5,897,976         5,837,415

Other Assets
     Goodwill                                                                          7,565,821         7,565,821
     Other assets                                                                        297,541           303,648
     Deferred income tax                                                                 212,648           212,696
                                                                                    ------------      ------------
Total Other Assets                                                                     8,076,010         8,082,165
                                                                                    ------------      ------------
  Total Assets                                                                      $ 26,004,018      $ 26,542,188
==================================================================================================================


LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
     Current maturities of long-term obligations                                    $  1,361,473      $  1,430,933
     Accounts payable                                                                  2,763,147         3,583,391
     Accrued other expenses                                                            1,158,044         1,119,116
                                                                                    ------------      ------------
Total Current Liabilities                                                              5,282,665         6,133,440

Long-term Obligations, Less Current Maturities                                        14,407,652        14,415,776


Shareholders' Equity
     Preferred stock, $.01 par value, authorized 1,000,000 shares;  none issued
     Common stock, $.01 par value; authorized 10,000,000 shares; issued and
      outstanding 3,777,895 shares in 2003 and 3,773,895 shares in 2002                   37,778            37,738
     Additional paid in capital                                                        3,510,443         3,496,483
     Retained earnings                                                                 2,765,481         2,458,751
                                                                                    ------------      ------------
Total Shareholders' Equity                                                             6,313,702         5,992,972
                                                                                    ------------      ------------
Total Liabilities and Shareholders' Equity                                          $ 26,004,018      $ 26,542,188
==================================================================================================================


                                  See accompanying notes to financial statements

CONSOLIDATED STATEMENTS OF INCOME                               VITA FOOD PRODUCTS, INC.
                                                                          AND SUBSIDIARY
----------------------------------------------------------------------------------------

                                                             For the three months ended
                                                                      March 31,
                                                                    2003            2002
                                                             (unaudited)     (unaudited)
----------------------------------------------------------------------------------------
Net Sales                                                    $12,957,173     $10,067,489
Cost of Goods Sold                                             8,934,821       6,989,850
                                                             -----------     -----------
Gross Margin                                                   4,022,352       3,077,639

Selling and Administrative Expenses
  Selling, Marketing & Distribution                            2,039,590       1,516,247
  Administrative                                               1,282,267         910,091
                                                             -----------     -----------
  Total                                                        3,321,857       2,426,338
                                                             -----------     -----------
Operating Profit                                                 700,495         651,301

Interest Expense                                                 186,765         144,492
                                                             -----------     -----------
Income Before Income Tax Expense                                 513,730         506,809
Income Tax Expense                                               207,000         202,723
                                                             -----------     -----------
Net Income                                                   $   306,730     $   304,086

Basic Earnings Per Share                                     $      0.08     $      0.08
Weighted Average Common Shares Outstanding                     3,776,562       3,729,683

Diluted Earnings Per Share                                   $      0.08     $      0.08
Weighted Average Common Shares Outstanding                     3,846,987       3,815,393




CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY                 VITA FOOD PRODUCTS, INC.
                                                                          AND SUBSIDIARY
----------------------------------------------------------------------------------------

                                    Common Stock      Additional
                                -------------------      Paid-in    Retained
                                  Shares    Amount       Capital    Earnings       Total
----------------------------------------------------------------------------------------
Balance, at January 1, 2003     3,773,895   $37,738   $3,496,483  $2,458,751  $5,992,972

Proceeds from stock purchase
and stock option plans              4,000        40       13,960                  14,000

Net income                                                           306,730     306,730
                                ---------   -------   ----------  ----------  ----------
Balance, at March 31, 2003      3,777,895   $37,778   $3,510,443  $2,765,481  $6,313,702
----------------------------------------------------------------------------------------


                                          See accompanying notes to financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS                                           VITA FOOD PRODUCTS, INC.
                                                                                          AND SUBSIDIARY
--------------------------------------------------------------------------------------------------------

                                                                             FOR THE THREE MONTHS ENDED
                                                                                       MARCH 31,
                                                                                   2003             2002
                                                                            (UNAUDITED)      (UNAUDITED)
--------------------------------------------------------------------------------------------------------
Cash Flows From Operating Activities
       Net income                                                          $   306,730      $   304,086
       Adjustments to reconcile net income  to net cash provided by operating activities
           Depreciation and amortization                                       223,166          185,502
           Changes in assets and liabilities:
                  Decrease in accounts receivable                              831,354        1,506,201
                  (Increase) decrease in inventories                           (97,966)          90,526
                  Increase in prepaid expenses and other current assets        (25,956)        (160,184)
                  Decrease  in accounts payable                               (820,245)        (662,326)
                  Decrease  in income tax receivable                           174,318                0
                  Increase (decrease) in accrued expenses                       38,978           (4,208)
                                                                           -----------      -----------
       Net cash provided by operating activities                               630,380        1,259,597


Cash Flows From Investing Activities
           Capital expenditures                                               (275,507)        (294,206)
           Payments for subsidiary net of cash acquired                              0           (5,807)
           Other assets                                                            583           (2,981)
                                                                           -----------      -----------
       Net cash used in investing activities                                  (274,924)        (302,994)


Cash Flows From Financing Activities
           Proceeds from stock purchase and stock options                       14,000                0
           Net borrowing (payments)  under revolving loan facility             307,166       (1,058,511)
           Net payments on term loan facility                                 (321,253)        (288,813)
           Net payments under capital lease obligations                        (66,195)         (25,364)
                                                                           -----------      -----------
       Net cash used  in financing activities                                  (66,281)      (1,372,688)
                                                                           -----------      -----------
Net increase (decrease) in cash                                                289,175         (416,085)

Cash, at beginning of period                                                    46,097          529,354
                                                                           -----------      -----------
Cash, at end of period                                                     $   335,272      $   113,269
=======================================================================================================

Supplemental Disclosure of Cash Flow Information
          Cash paid for interest                                           $   184,000      $   155,000
          Income taxes paid                                                $     6,000      $   105,000


                                                         See accompanying notes to financial statements

                          NOTES TO FINANCIAL STATEMENTS

                                   (UNAUDITED)

BASIS OF PRESENTATION

         In the opinion of management, the accompanying balance sheets and related interim statements of income, cash flows, and shareholders' equity include all adjustments, consisting only of normal recurring items necessary for their fair presentation in conformity with U.S. generally accepted accounting principles. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. Examples include provisions for returns, deductions, bad debts, and length of building and equipment lives. Actual results may differ from these estimates. Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and financial statements and notes thereto included in the 2002 Form 10-K of Vita Food Products, Inc. (Vita Food Products, Inc., together with its wholly owned subsidiary, Vita Specialty Foods, Inc., hereinafter referred to as the "Company")

PRINCIPLES OF CONSOLIDATION

         The consolidated financial statements include the accounts of Vita Food Products, Inc. and its wholly owned subsidiary, Vita Specialty Foods, Inc. ("Vita Specialty Foods"). Vita Specialty Foods includes Virginia Honey Company, Inc. ("Virginia Honey") and The Halifax Group, Inc. ("Halifax"), commencing on November 1, 2002, the effective date of Halifax acquisition (see "Acquisitions" below). All significant intercompany transactions and balances have been eliminated.


REVENUE RECOGNITION

         Revenue is recognized upon shipment of product to customers in fulfillment of customer orders.

RECENT ACCOUNTING PRONOUNCEMENTS

         In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46 ("FIN 46"), Consolidation of Variable Interest Entities, an interpretation of ARB 51. The primary objectives of FIN 46 are to provide guidance on the identification of entities for which control is achieved through means other than through voting rights ("variable interest entities" or "VIEs") and how to determine when and which business enterprise should consolidate the VIE (the "primary beneficiary"). This new model for consolidation applies to an entity in which either (1) the equity investors (if any) do not have a controlling financial interest or (2) the equity investment at risk is insufficient to finance that entity's activities without receiving additional subordinated financial support from other parties. In addition, FIN 46 requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures. The adoption of this Interpretation did not have an effect on the Company's financial statements.

ACQUISITIONS

    VIRGINIA HONEY COMPANY, INC.
    Effective July 1, 2001 Vita acquired 100% of the outstanding shares of capital stock of Virginia Honey from Terry W. Hess. The results of Virginia Honey have been included in the Company's consolidated financial statements since the effective date. Virginia Honey is a manufacturer and distributor of honey, salad dressings, sauces, jams and jellies and gift baskets. As a result of the acquisition, the Company is leveraging its sales and distribution network to provide national exposure to the products of Virginia Honey. The Company also expects to introduce products that will be jointly developed, thereby increasing the market presence of Vita and Virginia Brand products.

    The aggregate purchase price, including direct costs of the acquisition, of $4,884,437 was paid in cash. The Stock Purchase Agreement, including its Amendments, for Virginia Honey provides for future payments to Mr. Hess, the former owner, based upon 20% of five times the average quarterly EBITDA less certain debt obligations of Virginia Honey, for the period from January 2001 through December 31, 2002. The present value of this calculation resulted in $772,823 and has been recorded as a liability at March 31, 2003 and is payable on April 1, 2005. The remaining payments under the Stock Purchase Agreement to the former owner of Virginia Honey and the payments per the merger agreement to the former owner of Halifax (see below) will be based on the earnings of Vita Specialty Foods, reflecting the combined earnings of Halifax and Virginia Honey. There are two periods of measurement remaining, the first covering January 1, 2003 until December 31, 2005 and the second covering January 1, 2006 until December 31, 2007.

    As a result of the Halifax merger agreement discussed below, the operations of Virginia Honey and Halifax have been merged effective November 1, 2002. Accordingly, EBITDA applicable to the future contingent payments due to Mr. Hess will be determined based upon a formula included as part of that merger agreement. Should Vita Specialty Foods maintain its current profitability levels, the Company estimates that total remaining payments, with a net present value of approximately $900,000, would be due and payable as contingent consideration in accordance with the provisions of the Stock Purchase Agreement.

    THE HALIFAX GROUP, INC.
    Effective November 1, 2002, the Company acquired all of the issued and outstanding shares of capital stock of Halifax, a Georgia corporation, from Robert J. Budd and certain affiliates or associates of Mr. Budd. Since the effective date, the results of Halifax have been fully integrated with the results of Virginia Honey in a new subsidiary named Vita Specialty Foods. Halifax is a manufacturer and distributor of licensed brand-named sauces, marinades, salad dressings, various gourmet products and branded gift items, many of which are similar to those of Virginia Honey. The Company expects to enjoy both market synergies and production efficiencies as a result of this merger.

    On the November 6, 2002 closing date, as a direct cost of the acquisition, the Company paid cash of $450,000 to Mr. Budd in partial payment of the $795,781 preexisting debt owed to him by Halifax. The discounted value of the remaining debt has been recorded by the Company as a long-term obligation. The Company also assigned to Mr. Budd any potential rights or exposure associated with an unresolved legal case involving Halifax, the actual dollar amount of which is indeterminable at this time. The merger agreement further provides for two future contingent payments to Mr. Budd. The first will be based upon 45% of five times the Halifax portion of Vita Specialty Food's average quarterly EBITDA. The agreement includes a formula that allocates EBITDA between Halifax and Virginia Honey, based on the proportion of each unit's products sold.

    This EBITDA will be averaged quarterly for calendar years 2003 through 2005. This first contingent payment will be reduced by the remaining balance of the preexisting debt discussed above. The second contingent payment will be determined the same way except the percent will be reduced from 45% to 30% and will be based upon the calendar years 2006 and 2007. If payable, the first payment will be paid on or before April 1, 2006 and the second will be paid on or before April 1, 2008 and both will be recorded as additional acquisition costs. Should Vita Specialty Foods maintain its current profitability levels, the Company estimates that there would be no remaining payments due as contingent consideration in accordance with the provisions of the merger agreement. The following table summarizes the fair values of the assets acquired and the liabilities assumed at the date of acquisition:

                          AT NOVEMBER 1, 2002
                               (in 000's)
            ------------------------------------------------
            Current assets                          $  1,815
            Property, plant and equipment                982
            Other assets                                 560
            Goodwill                                   1,562
            ------------------------------------------------
                Total assets acquired                  4,919
            Current liabilities                       (3,670)
            Long-term debt                            (1,005)
            ------------------------------------------------
                Total liabilities assumed             (4,675)
            ------------------------------------------------

                Net assets acquired                 $    244
            ================================================


    None of the amount of goodwill is expected to be deductible for tax purposes.

    The Company's unaudited consolidated results of operation on a pro forma basis as though Halifax had been acquired as of the beginning of 2002 are as follows ($000's except earnings per share data):


               Three months ended March 31,                       2002
               -------------------------------------------------------
               Net sales                                     $  11,989
               Net income                                    $     144

               Basic earnings per share                      $    0.04
               Diluted earnings per share                    $    0.04


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





BUSINESS SEGMENT INFORMATION IS AS FOLLOWS ($000'S):


Three months ended March 31,                 2003        2002
-------------------------------------------------------------
GOODWILL
      Vita                                $    --     $    --
      Vita Specialty Foods                  7,566       5,245
-------------------------------------------------------------

Total Goodwill                            $ 7,566     $ 5,245
=============================================================

Three months ended March 31,                 2003        2002
-------------------------------------------------------------
TOTAL ASSETS
      Vita                                $17,508     $13,874
      Vita Specialty Foods                  8,496       4,459
-------------------------------------------------------------
Total Assets                              $26,004     $18,333
=============================================================

NET SALES
      Vita                                $ 7,228     $ 6,779
      Vita Specialty Foods                  5,729       3,288
-------------------------------------------------------------
Total Net Sales                           $12,957     $10,067
=============================================================

OPERATING PROFIT
      Vita                                $   395     $   257
      Vita Specialty Foods                    305         394
-------------------------------------------------------------
Total Operating Profit                    $   700     $   651
=============================================================

NET INCOME
      Vita                                $   184     $    98
      Vita Specialty Foods                    123         206
-------------------------------------------------------------
Total Net Income                          $   307     $   304
=============================================================

DEPRECIATION AND AMORTIZATION
      Vita                                $   119     $   116
      Vita Specialty Foods                    104          70
-------------------------------------------------------------
Total Depreciation and Amortization       $   223     $   186
=============================================================

CAPITAL EXPENDITURES
      Vita                                $    98     $   252
      Vita Specialty Foods                    178          42
-------------------------------------------------------------
Total Capital Expenditures                $   276     $   944
=============================================================


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

         The Company has elected to continue to utilize the accounting provisions of APB 25 for stock options, and is required to provide pro forma disclosures of net income and earnings per share had the Company adopted the fair value method under SFAS No. 123. The weighted-average, grant date fair value of stock options granted to employees during the year and the weighted-average significant assumptions used to determine those fair values, using a modified Black-Sholes option pricing model, and the pro forma effect on earnings of the fair value accounting for stock options under Statement of Financial Accounting Standards No. 123, are as follows:

                     FOR THE THREE MONTHS ENDED MARCH 31, 2003
       ----------------------------------------------------------------------
       Weighted average fair value per options granted              $    2.48

       Significant assumptions (weighted average)
          Risk-free interest rate at grant date                          3.7%
          Expected stock price volatility                                0.73
          Expected dividend payout                                         --
          Expected option life (years)                                      5

       Net Income
          As reported                                               $ 306,730
       Deduct total stock based compensation expense
          determined under the fair value method                      (29,133)
                                                                    ---------
          Pro forma                                                 $ 277,597
                                                                    ---------

       Basic earnings per share
          As reported                                               $    0.08
          Pro forma                                                 $    0.07


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


CRITICAL ACCOUNTING POLICIES AND ESTIMATES

         The Company's financial statements reflect the selection and application of accounting policies that require management to make significant estimates and assumptions. The Company believes that the following are some of the more critical judgment areas in the application of its accounting policies that currently affect the Company's financial condition and results of operations.

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

         Revenue is recognized upon shipment of product to customers in fulfillment of customer orders. In accordance with industry practices, inventory is sold to customers often with the right to return or dispose if the merchandise is not sold prior to the expiration of its shelf life. In order to support the Company's products, various marketing programs are offered to customers which reimburse them for a portion or all of their promotional activities related to the Company's products. The Company regularly reviews and revises, when it deems necessary, estimates of costs to the Company for these marketing and merchandising programs based on estimates of what has been incurred by customers. Actual costs incurred by the Company may differ significantly if factors such as the level and success of the customers' programs or other conditions differ from expectations. Sales are reduced by a provision for estimated future returns, disposals and promotional expenses.

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

         In 2002, SFAS No. 142, "Goodwill and Other Intangible Assets" became effective and as a result, the Company assesses the impairment of identifiable intangibles, and related goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors the Company considers important, which could trigger an impairment review include the following:

     - Significant underperformance relative to expected historical or projected future operating results;

     - Significant changes in the manner of the Company's use of the acquired assets or the strategy for the Company's overall business;

     -   Significant negative industry or economic trends;

     - Significant decline in the Company's stock price for a sustained period; and

     -   The Company's market capitalization relative to net book value.

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

         During the fourth quarter of 2002, the Company completed its annual impairment test, which did not result in impairment of recorded goodwill.

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2003 AND MARCH 31, 2002

REVENUES. Net sales for the three months ended March 31, 2003 were $12,957,000, compared to $10,067,000 for the same period in 2002, an increase of $2,890,000 or 28.7%. Of this increase, $2,441,000 is attributable to Vita Specialty Foods and is largely due to the inclusion of sales for the newly acquired Halifax business. The balance of the increase, totaling $449,000, represents a 6.6% increase for the Vita business. This increase in Vita's net sales was the result of an 8% increase in gross sales of herring products and a 7% increase for salmon products, and a 2% increase for other specialty products, net of higher sales allowances. Herring, salmon, and specialty product sales respectively, represented 48%, 47%, and 5% of this business unit's total gross sales during the period. Vita Specialty Food's salad dressings/sauces, honey products and specialty items respectively, represented 60%, 35% and 5% of the Vita Specialty Foods business unit's total gross sales.

GROSS MARGIN. Gross margin for the three months ended March 31, 2003 was $4,022,000, compared to $3,077,000 for the same period in 2002, an increase of $945,000 or 30.7%. The Vita Specialty Foods business accounted for $673,000 of this increase with the remaining $272,000 attributable to Vita. As a percent of net sales, gross margin totaled 31.0%, up from 30.6% for the same period in 2002. For the Vita business unit, gross margin was 30.7% for the current quarter versus 28.7% for the same period in 2002. This change was primarily attributable to a reduction of factory costs as a percentage of sales including material, labor and overhead components. As a percentage of net sales, the gross margin of Vita Specialty Foods fell to 31.5% versus 34.4% for the same period in 2002, due largely to lower margins pertaining to the integration of the Halifax business.

OPERATING EXPENSES. Selling, marketing, distribution and administrative expenses for the three months ended March 31, 2003 were $3,322,000, compared to $2,426,000 for the same period in 2002, an increase of $896,000 or 36.9%. As a percentage of net sales, these expenses increased to 25.6% from 24.1% in 2002. Due largely to the inclusion of Halifax, the Vita Specialty Foods business accounted for $762,000 of this increase. The remaining $134,000, representing a 7.9% increase versus the prior period, was attributable to Vita's operation. Of this increase in Vita's expenses, $64,000 was attributable to higher legal and professional expenses in connection with the Halifax acquisition and $35,000 to higher administrative employment related expenses.

INTEREST EXPENSE. Interest expense for the three months ended March 31, 2003 was $187,000, compared to $144,000 for the same period in 2002, an increase of $43,000 or 29.9%. This increase was primarily attributable to the additional borrowing largely related to the Halifax acquisition (the average debt) increased to $13,759,000 from $11,183,000 or 23% compared to the first quarter of the prior year.

INCOME TAXES. The Company provided $207,000 and $203,000 at March 31, 2003 and 2002 respectively. The income tax provided represents approximately 40% of pretax income for both periods.

NET INCOME. As a result of the operating results discussed above, net income for the three months ended March 31, 2003 was $307,000 compared to $304,000 for the same period in 2002, an increase of $3,000. Net income for both the 2003 and the 2002 periods represents $0.08 per share on both an undiluted and a fully diluted basis.


FINANCIAL CONDITION

At March 31, 2003, the Company had $6,747,000 in working capital, versus $6,489,000 at December 31, 2002, an increase of $258,000 or 4.0%. As a result, the current ratio improved to 2.2 to 1.0 from 2.1 to 1.0. Typically there is a reduction in net working capital during the first quarter of each year reflecting the liquidation in current assets following the busiest quarter of the year. This was also the result for the first quarter of 2003 except for a $289,000 increase in the cash balance. All non-cash items of net working capital decreased $31,000 in the aggregate. This year, the net current asset reduction, excluding cash, totaled $882,000 of which $831,000 reflected net collections of accounts receivable. The net reduction in current liabilities was $851,000, reflecting a $820,000 pay down of accounts payable.

At March 31, 2003, the Company had $335,000 in cash, a revolving credit facility of $7,500,000 and a term facility of $7,855,000. The revolving loan facility matures July 31, 2004 and the term loans are payable in monthly installments of $98,375 through November 30, 2005, $40,042 from December 1, 2005 through July 31, 2006 and balloon payments of $258,333 due on November 11, 2005 and $2,443,000 on July 31, 2006. Amounts outstanding under the revolving facility and the term facilities at March 31, 2003 were $5,667,000 and $6,111,000 respectively. The interest rates fluctuate based on the Funded Debt to Adjusted EBITDA ratio as each such term is defined in the loan agreement. The loan agreement contains customary representations, warranties and covenants. At March 31, 2003 and December 31, 2002, the Company was in compliance with these covenants.

The ratio of long-term debt to total capitalization improved slightly to 70% at March 31, 2003 from 71% at December 31, 2002. The Company believes its financial resources are adequate to fund its needs for the next twelve months.

CASH FLOWS FROM OPERATING ACTIVITIES. Net cash provided by operating activities was $630,000 for the three months ended March 31, 2003. Of this total, $530,000 was provided through net income plus depreciation and amortization; another $100,000 came as a result of a net reduction in net working capital items. Cash flows from operating activities for the current period compare to $1,260,000 for the same period in 2002, a decrease of $630,000 or 50%. This is largely attributable to the fact that, due to timing, the amount by which proceeds from collections on receivables exceeded the disbursement of payables for the first quarter of the current year was $11,000 but for the same period during the prior year that difference was $844,000.

CASH FLOWS FROM INVESTING ACTIVITIES. Net cash used in investing activities was $275,000 for the three months ended March 31, 2003 which was $28,000 less than the $303,000 total for the same period of the prior year. For both years these funds were used primarily to purchase machinery and equipment for the Company's manufacturing operations.

CASH FLOWS FROM FINANCING ACTIVITIES. Net cash used in financing activities was $66,000 for the three months ended March 31, 2003, compared to $1,373,000 used for the same period in 2002, a difference of $1,307,000. The majority of the cash used in this category represents payment of debt. The reduced payment in the current period primarily reflects the reduced cash provided through operations plus the $705,000 difference between the $416,000 first quarter 2002 reduction in cash balances and the $289,000 first quarter 2003 increase in cash.

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


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company has a revolving line of credit with a bank, which bore interest during the first quarter of 2003 at the prime rate minus 0.35% (3.90% at March 31, 2003) or LIBOR plus 2.40% (3.63% at March 31, 2003). This rate adjustment remained constant from July 31, 2002, the date of the First Amendment to the Amended and Restated Loan and Security Agreement, until April 1, 2003. Commencing on April 1, 2003 the interest rates increased, based upon certain financial ratios, to prime minus 0.10% (4.15% on April 1, 2003) or LIBOR plus 2.65% (3.88% on April 1, 2003). In addition, the Company has two term loan facilities, which bore interest during the first quarter of 2003 at the prime rate minus 0.05% (4.20% at March 31, 2003) or LIBOR plus 2.75% (loan 1 - 4.01%
and loan 2 - 3.92% at March 31, 2003) until April 1, 2003. Commencing on April 1, 2003 the interest rates increased, based on certain financial ratios, to prime plus 0.20% (4.45% on April 1, 2003) or LIBOR plus 3.10% (loan 1 - 4.36% and loan 2 - 4.27% on April 1, 2003). A 10% fluctuation in interest rates would not have a material impact on the Company's financial statements.

ITEM 4.  CONTROLS AND PROCEDURES

         Under the supervision and with the participation of the Company's management team, the principal executive officer and principal financial officer have evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures as defined in Rules 13a - 14(c) and 15d - 14(c) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), within 90 days of the filing date of this quarterly report, and, based on their evaluation, have concluded that these controls and procedures are effective. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation and up to the date of this Quarterly Report on Form 10-Q. There were no significant deficiencies or material weaknesses, and therefore there were no corrective actions taken.

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

                           PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) EXHIBITS

         99.1 Principal Executive Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         99.2 Principal Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     (b) REPORTS ON FORM 8-K

     The Company filed no reports on Form 8-K during the quarter ended March 31, 2003.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       VITA FOOD PRODUCTS, INC.




Date:    May 15, 2003                  By: /s/ Stephen D. Rubin
                                          -------------------------------
                                                Stephen D. Rubin
                                                    President
                                          (Principal Executive Officer)



Date:    May 15, 2003                  By: /s/  Clifford K. Bolen
                                          -------------------------------
                                                Clifford K. Bolen
                                              Senior Vice President;
                                              Chief Financial Officer
                                             (Principal Financial and
                                                Accounting Officer)

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


Date:    May 15, 2003

By: /s/  Stephen D. Rubin
   ------------------------------
         Stephen D. Rubin
            President
   (Principal Executive Officer)

                                  CERTIFICATION

     I, Clifford K. Bolen, the Senior Vice President and Chief Financial Officer of Vita Food Products, Inc., certify that:

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


Date:    May 15, 2003

By   /s/  Clifford K. Bolen
     ----------------------------------
          Clifford K. Bolen
        Senior Vice President;
       Chief Financial Officer
       (Principal Financial and
          Accounting Officer)