Form 10-Q
period 2003-06-30
VITA FOOD PRODUCTS INC
filed 2003-08-14
CIK 1024342

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


/X/          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 2003

/ /         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

               For the Transition Period From          to
                                              --------    --------

                         Commission File Number 1-12599

                            VITA FOOD PRODUCTS, INC.
             (Exact name of registrant as specified in its charter)


           NEVADA                                                36-3171548
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


       The number of shares outstanding of registrant's common stock as of
                          July 31, 2003 was 3,785,022.

                            VITA FOOD PRODUCTS, INC.

                                    FORM 10-Q


                       FOR THE QUARTER ENDED JUNE 30, 2003

                                      INDEX


PART I.       FINANCIAL INFORMATION                                         PAGE
Item 1.       Financial Statements
                 a)     Consolidated Balance Sheets as of June 30, 2003
                        and December 31, 2002                                 3
                 b)     Consolidated Income Statements for the Three
                        Months and Six Months Ended June 30, 2003 and
                        2002                                                  4
                 c)     Consolidated Shareholders' Equity Statements for
                        the Six Months Ended June 30, 2003                    4
                 d)     Consolidated Cash Flows Statements for the Six
                        Months Ended June 30, 2003 and 2002                   5
                 e)     Notes to Financial Statements                         6
Item 2.       Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                      10
Item 3.       Quantitative and Qualitative Disclosures About Market Risk     14
Item 4.       Controls and Procedures                                        14
PART II.      OTHER INFORMATION
Item 4.       Submission of Matters to a Vote of Security Holders            15
Item 6.       Exhibits and Reports on Form 8-K                               15
SIGNATURES                                                                   16

                          PART 1. FINANCIAL STATEMENTS

ITEM 1. FINANCIAL STATEMENTS


CONSOLIDATED BALANCE SHEETS                                                                        VITA FOOD PRODUCTS, INC.
                                                                                                            AND SUBSIDIARY
===========================================================================================================================

                                                                                          JUNE 30,             DECEMBER 31,
                                                                                              2003                     2002
                                                                                       (UNAUDITED)                (AUDITED)
===========================================================================================================================
ASSETS
Current Assets
  Cash                                                                                 $   725,749              $    46,097
  Accounts receivable-trade, net of allowance for discounts, returns, and doubtful
    accounts of $287,000 in 2003 and $277,000 in 2002                                    4,504,284                5,325,254
  Inventories
      Raw material and supplies                                                          4,170,377                4,570,782
      Work in process                                                                       36,322                  162,325
      Finished goods                                                                     3,211,288                2,006,554
  Prepaid expenses and other current assets                                                471,830                  337,278
  Income taxes receivable                                                                        0                  174,318
                                                                                       -----------              -----------
Total Current Assets                                                                    13,119,850               12,622,608

Property, Plant and Equipment
  Land                                                                                      35,000                   35,000
  Building and improvements                                                              2,472,354                2,452,260
  Leasehold improvements                                                                   721,563                  706,181
  Machinery and office equipment                                                         9,265,105                8,674,011
                                                                                       -----------              -----------
                                                                                        12,494,022               11,867,452
  Less accumulated depreciation and amortization                                        (6,459,930)              (6,030,037)
                                                                                       -----------              -----------
Net Property, Plant & Equipment                                                          6,034,092                5,837,415

Other Assets
  Goodwill                                                                               7,566,094                7,565,821
  Other assets                                                                             290,882                  303,648
  Deferred income tax                                                                      212,696                  212,696
                                                                                       -----------              -----------
Total Other Assets                                                                       8,069,672                8,082,165
                                                                                       -----------              -----------
  Total Assets                                                                         $27,223,614              $26,542,188
===========================================================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Current maturities of long-term obligations                                          $ 1,341,542              $ 1,430,933
  Accounts payable                                                                       3,262,387                3,583,391
  Accrued other expenses                                                                 1,351,825                1,119,116
                                                                                       -----------              -----------
Total Current Liabilities                                                                5,955,754                6,133,440

Long-term Obligations, Less Current Maturities                                          14,608,953               14,415,776

Shareholders' Equity
  Preferred stock, $.01 par value, authorized 1,000,000 shares;  none issued
  Common stock, $.01 par value; authorized 10,000,000 shares; issued and
   outstanding 3,785,022 shares in 2003 and 3,773,895 shares in 2002                        37,849                   37,738
  Additional paid in capital                                                             3,534,910                3,496,483
  Retained earnings                                                                      3,086,148                2,458,751
                                                                                       -----------              -----------
Total Shareholders' Equity                                                               6,658,907                5,992,972
                                                                                       -----------              -----------
  Total Liabilities and Shareholders'  Equity                                          $27,223,614              $26,542,188
===========================================================================================================================

                                 See accompanying notes to financial statements

CONSOLIDATED STATEMENTS OF INCOME                                                                     VITA FOOD PRODUCTS, INC.
                                                                                                                AND SUBSIDIARY
==============================================================================================================================

                                                         FOR THE THREE MONTHS ENDED                FOR THE SIX MONTHS ENDED
                                                                    JUNE 30,                               JUNE 30,
                                                           2003              2002                  2003                2002
==============================================================================================================================
Net sales                                              $12,854,884        $8,784,872           $25,812,057         $18,852,362
Cost of goods sold                                       8,696,470         5,970,765            17,631,290          12,960,615
                                                       -----------        ----------           -----------         -----------
Gross margin                                             4,158,414         2,814,107             8,180,767           5,891,747

Selling and administrative expenses
  Selling, marketing & distribution                      2,200,793         1,488,359             4,240,382           3,004,606
  Administrative                                         1,231,846           968,480             2,514,113           1,878,571
                                                       -----------        ----------           -----------         -----------
Total                                                    3,432,639         2,456,839             6,754,495           4,883,177
                                                       -----------        ----------           -----------         -----------
Operating profit                                           725,775           357,268             1,426,272           1,008,570

Interest expense                                           191,110           138,165               377,875             282,657
                                                       -----------        ----------           -----------         -----------
Income before income taxes                                 534,665           219,103             1,048,397             725,913
Income tax expense                                         214,000            87,277               421,000             290,000
                                                       -----------        ----------           -----------         -----------
Net income                                                $320,665          $131,826              $627,397            $435,913

Basic earnings per share                                     $0.08             $0.04                 $0.17               $0.12
Weighted average common shares outstanding               3,777,895         3,739,721             3,777,232           3,734,730

Diluted earnings per share                                   $0.08             $0.03                 $0.16               $0.11
Weighted average common shares outstanding               3,872,585         3,858,071             3,862,159           3,840,961





CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY                                                            VITA FOOD PRODUCTS, INC.
                                                                                                                     AND SUBSIDIARY
===================================================================================================================================
                                                      COMMON STOCK               ADDITIONAL
                                           ------------------------------           PAID-IN             RETAINED
                                             SHARES               AMOUNT            CAPITAL             EARNINGS              TOTAL
===================================================================================================================================
Balance, at January 1, 2002                3,729,683             $37,296          $3,379,931          $1,012,516         $4,429,743

Proceeds from stock purchase
and stock option plans                        44,212                 442             116,552                                116,994

Net income                                                                                             1,446,235          1,446,235
                                           ---------             -------          ----------          ----------         ----------
Balance, at December 31, 2002              3,773,895             $37,738          $3,496,483          $2,458,751         $5,992,972
===================================================================================================================================

Balance, at January 1, 2003                3,773,895             $37,738          $3,496,483          $2,458,751         $5,992,972

Proceeds from stock purchase
and stock option plans                        11,127                 111              38,427                                 38,538

Net income                                                                                               627,397            627,397
                                           ---------             -------          ----------          ----------         ----------
Balance, at June 30, 2003                  3,785,022             $37,849          $3,534,910          $3,086,148         $6,658,907
===================================================================================================================================

                                 See accompanying notes to financial statements


CONSOLIDATED STATEMENTS OF CASH FLOWS                                                                   VITA FOOD PRODUCTS, INC.
                                                                                                                  AND SUBSIDIARY
================================================================================================================================
                                                                                                 FOR THE SIX MONTHS ENDED
                                                                                                          JUNE 30,
                                                                                               2003                         2002
                                                                                        (UNAUDITED)                  (UNAUDITED)
================================================================================================================================
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                                                           $ 627,397                  $   435,913
     Adjustments to reconcile net income  to net cash provided by operating activities
         Depreciation and amortization                                                      446,327                      381,656
         Gain on sale of fixed asset                                                              0                       (3,949)
         Changes in assets and liabilities:
                 Decrease in accounts receivable                                            820,969                    1,950,024
                 Increase in inventories                                                   (678,326)                    (449,325)
                 Increase in prepaid expenses and other current assets                     (134,552)                     (32,054)
                 Decrease  in income tax receivable                                         174,318                            0
                 Decrease  in accounts payable                                             (321,004)                    (335,762)
                 Increase in accrued expenses                                               232,709                       79,779
                                                                                          ---------                  -----------
  Net cash provided by operating activities                                               1,167,838                    2,026,282


CASH FLOWS FROM INVESTING ACTIVITIES
         Capital expenditures                                                              (626,568)                    (823,059)
         Proceeds from sale of fixed asset                                                        0                       14,000
         Other assets and liabilities                                                        12,258                      (11,881)
                                                                                          ---------                  -----------
  Net cash used in investing activities                                                    (614,310)                    (820,940)


CASH FLOWS FROM FINANCING ACTIVITIES
         Proceeds from stock purchase and stock options                                      38,538                       50,086
         Net borrowings (payments) under revolving loan facility                            833,211                   (1,116,133)
         Net payments on term loan facility                                                (652,009)                    (574,483)
         Net payments under capital lease obligations                                       (93,616)                     (52,299)
                                                                                          ---------                  -----------
  Net cash provided by (used in) financing activities                                       126,124                   (1,692,829)
                                                                                          ---------                  -----------
Net increase (decrease) in cash                                                             679,652                     (487,487)

Cash, at beginning of period                                                                 46,097                      529,354
                                                                                          ---------                  -----------
Cash, at end of period                                                                    $ 725,749                  $    41,867


================================================================================================================================

Supplemental Disclosure of Cash Flow Information
        Cash paid for interest                                                            $ 369,000                  $   301,026
        Income taxes paid                                                                 $ 178,000                  $   104,600



                                  See accompanying notes to financial statements

                          NOTES TO FINANCIAL STATEMENTS

                                   (UNAUDITED)

BASIS OF PRESENTATION

         In the opinion of management, the accompanying balance sheets and related interim statements of income, cash flows, and shareholders' equity include all adjustments, consisting only of normal recurring items necessary for their fair presentation in conformity with U.S. generally accepted accounting principles. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. Examples include provisions for returns, deductions, bad debts, and length of building and equipment lives. Actual results may differ from these estimates. Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and financial statements and notes thereto included in the 2002 Form 10-K of Vita Food Products, Inc. (Vita Food Products, Inc. ("Vita") together with its wholly owned subsidiary, Vita Specialty Foods, Inc. ("Vita Specialty Foods"), hereinafter referred to as the "Company").

PRINCIPLES OF CONSOLIDATION

         The consolidated financial statements include the accounts of Vita and Vita Specialty Foods. Vita Specialty Foods includes the former operations of Virginia Honey Company, Inc. ("Virginia Honey") and The Halifax Group, Inc. ("Halifax"), which were acquired by the company effective July 1, 2001 and November 1, 2002, respectively. All significant intercompany transactions and balances have been eliminated.

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

         In May 2003, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS 150 establishes standards for how entities classify and measure in their statement of financial position certain financial instruments with characteristics of both liabilities and equity. The provisions of SFAS 150 are effective for financial instruments entered into or modified after May 31, 2003, and otherwise shall be effective at the beginning of the first fiscal interim period beginning after June 15, 2003. The Company does not expect adoption of this statement to have a material impact on its results of operations or financial position.

ACQUISITIONS

    VIRGINIA HONEY COMPANY, INC.
    Effective July 1, 2001 Vita acquired 100% of the outstanding shares of capital stock of Virginia Honey from Terry W. Hess. The results of Virginia Honey have been included in the Company's consolidated financial statements since the effective date of the acquisition. Virginia Honey was a manufacturer and distributor of honey, salad dressings, sauces, jams and jellies and gift baskets. The Company is leveraging its sales and distribution network to provide national exposure to the products of Virginia Honey. The Company also has introduced products that were jointly developed, thereby increasing the market presence of Vita and Virginia Brand products.

    The aggregate purchase price, including direct costs of the acquisition, of $4,884,437 was paid in cash. The Stock Purchase Agreement, including its Amendments, for Virginia Honey provides for future payments to Mr. Hess, the former owner, based upon 20% of five times the average quarterly EBITDA less certain debt obligations of Virginia Honey, for the period from January 2001 through December 31, 2002. The present value of this calculation resulted in $780,996 and has been recorded as a liability at June 30, 2003 and is payable on April 1, 2005. The remaining payments under the Stock Purchase Agreement to Mr. Hess and the payments per the merger agreement to the former majority owner of Halifax (see below) will be based on the earnings of Vita Specialty Foods, reflecting the combined earnings of Virginia Honey and Halifax. There are two periods of measurement remaining, the first covering January 1, 2003 until December 31, 2005 and the second covering January 1, 2006 until December 31, 2007.

    As a result of the Halifax merger agreement discussed below, the operations of Virginia Honey and Halifax were merged effective November 1, 2002. Accordingly, EBITDA applicable to the future contingent payments due to Mr. Hess will be determined based upon a formula included as part of the Halifax merger agreement. Should Vita Specialty Foods maintain its current profitability levels, the Company estimates that total remaining payments, with a net present value of approximately $2,787,000, would be due and payable as contingent consideration in accordance with the provisions of the Stock Purchase Agreement.

    THE HALIFAX GROUP, INC.
    Effective November 1, 2002, the Company acquired all of the issued and outstanding shares of capital stock of Halifax, a Georgia corporation, from Robert J. Budd and certain affiliates or associates of Mr. Budd. Since the effective date, the results of Halifax have been fully integrated with the results of Virginia Honey in Vita Specialty Foods, which was formed in connection with the Halifax acquisition. Halifax was a manufacturer and distributor of licensed brand-named sauces, marinades, salad dressings, various gourmet products and branded gift items, many of which are similar to those of Virginia Honey. The Company expects to enjoy both market synergies and production efficiencies as a result of this merger.

    On the November 6, 2002 closing date of the Halifax acquisition, as a direct cost of the acquisition, the Company paid $450,000 in cash to Mr. Budd in partial payment of the $795,781 preexisting debt owed to him by Halifax. The discounted value of the remaining debt has been recorded by the Company as a long-term obligation. The Company also assigned to Mr. Budd any potential rights or exposure associated with an unresolved legal case involving Halifax, the actual dollar amount of which is indeterminable at this time. The merger agreement further provides for two future contingent payments to Mr. Budd. The first will be based upon 45% of five times the Halifax portion of Vita Specialty Food's average quarterly EBITDA. The agreement includes a formula that allocates EBITDA between Halifax and Virginia Honey, based on the proportion of each unit's products sold.

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


                                            AT NOVEMBER 1, 2002
                                               (in 000's)
               --------------------------------------------------------------------------------
               Current assets                                             $      1,815
               Property, plant and equipment                                       982
               Other assets                                                        560
               Goodwill                                                          1,562
               --------------------------------------------------------------------------------
                   Total assets acquired                                         4,919
                Current liabilities                                             (3,670)
               Long-term debt                                                   (1,005)
               --------------------------------------------------------------------------------
                   Total liabilities assumed                                   ( 4,675)
               --------------------------------------------------------------------------------
                   Net assets acquired                                    $        244
               ================================================================================

    None of the amount of goodwill is expected to be deductible for tax purposes.

    The Company's unaudited consolidated results of operation on a pro forma basis as though Halifax had been acquired as of the beginning of 2002 are as follows ($000's except earnings per share data):


               Six months ended June 30,                                     2002
               -----------------------------------------------------------------------
               Net sales                                                 $   23,933
               Net income                                                $      336

               Basic earnings per share                                  $     0.09
               Diluted earnings per share                                $     0.09



    The pro forma financial information is not necessarily indicative of the operating results that would have occurred had the Halifax acquisition been consummated as of the above date, nor is it indicative of future operating results.

BUSINESS SEGMENTS

    The Company has adopted Statement of Financial Accounting Standards (SFAS) No. 131, "Disclosures about Segments of an Enterprise and Related Information." Following the provisions of SFAS No. 131, the Company is reporting two operating business segments in the same format as reviewed by the Company's senior management. Segment one, Vita, processes and sells various herring, and cured and smoked salmon products throughout the United States. Segment two, Vita Specialty Foods, combines the products of Virginia Honey and Halifax and manufactures and distributes honey, salad dressings, sauces, marinades, jams and jellies and gift baskets. The information presented below for 2002 for Vita Specialty Foods includes only the results of Virginia Honey. Management uses operating profit as the measure of profit or loss by business segment.



BUSINESS SEGMENT INFORMATION IS AS FOLLOWS ($000'S):


            Three months ended June 30,                                   2003              2002
            ========================================================================================
            NET SALES
                Vita                                                 $      5,071      $      5,468
                Vita Specialty Foods                                        7,784             3,317
            ----------------------------------------------------------------------------------------

            Total Net Sales                                          $     12,855      $      8,785
            ========================================================================================

            OPERATING PROFIT (LOSS)
                Vita                                                 $       (264)     $         26
                Vita Specialty Foods                                          990               331
            ----------------------------------------------------------------------------------------

            Total Operating Profit                                   $        726      $        357
            ========================================================================================

            NET INCOME (LOSS)
                Vita                                                 $       (212)     $        (41)
                Vita Specialty Foods                                          533               173
            ----------------------------------------------------------------------------------------

            Total Net Income                                         $        321      $        132
            ========================================================================================

            DEPRECIATION AND AMORTIZATION
                Vita                                                 $        119      $        123
                Vita Specialty Foods                                          104                72
            ----------------------------------------------------------------------------------------

            Total Depreciation and Amortization                      $        223      $        195
            ========================================================================================


            Three months ended June 30,                                   2003              2002
            ----------------------------------------------------------------------------------------
            CAPITAL EXPENDITURES
                Vita                                                 $        107      $        491
                Vita Specialty Foods                                          244                38
            ----------------------------------------------------------------------------------------

            Total Capital Expenditures                               $        351      $       5294
            ========================================================================================




            Six months ended June 30,                                     2003               2002
            ----------------------------------------------------------------------------------------
            GOODWILL
                Vita                                                 $          -      $          -
                Vita Specialty Foods                                        7,566             5,245
            ----------------------------------------------------------------------------------------

            Total Goodwill                                           $      7,566      $      5,245
            ========================================================================================

            TOTAL ASSETS
                Vita                                                 $     17,346      $     14,499
                Vita Specialty Foods                                        9,878             4,056
            ----------------------------------------------------------------------------------------

            Total Assets                                             $     27,224      $     18,555
            ========================================================================================

            NET SALES
                Vita                                                 $     12,299      $     12,247
                Vita Specialty Foods                                       13,513             6,605
            ----------------------------------------------------------------------------------------

            Total Net Sales                                          $     25,812      $     18,852
            ========================================================================================

            OPERATING PROFIT
                Vita                                                 $        130      $        283
                Vita Specialty Foods                                        1,296               725
            ----------------------------------------------------------------------------------------

            Total Operating Profit                                   $      1,426      $      1,008
            ========================================================================================

            NET INCOME (LOSS)
                Vita                                                 $        (29)     $         57
                Vita Specialty Foods                                          656               379
            ----------------------------------------------------------------------------------------

            Total Net Income                                         $        627      $        436
            ========================================================================================

            DEPRECIATION AND AMORTIZATION
                Vita                                                 $        238      $        239
                Vita Specialty Foods                                          208               142
            ----------------------------------------------------------------------------------------

            Total Depreciation and Amortization                      $        446      $        381
            ========================================================================================

            CAPITAL EXPENDITURES
                Vita                                                 $        205      $        743
                Vita Specialty Foods                                          422                80
            ----------------------------------------------------------------------------------------

            Total Capital Expenditures                               $        627      $       8234
            ========================================================================================

ACCOUNTING FOR STOCK BASED COMPENSATION

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

         The Company has elected to continue to utilize the accounting provisions of APB 25 for stock options, and is required to provide pro forma disclosures of net income and earnings per share had the Company adopted the fair value method under SFAS No. 123. The weighted-average, grant date fair value of stock options granted to employees during the period and the weighted-average significant assumptions used to determine those fair values, using a modified Black-Scholes option pricing model, and the pro forma effect on earnings of the fair value accounting for stock options under Statement of Financial Accounting Standards No. 123, are as follows:



FOR THE PERIOD ENDING JUNE 30, 2003                             THREE                 SIX
                                                                MONTHS             MONTHS
-----------------------------------------------------------------------------------------
Weighted average fair value per options granted            $     2.87          $     2.62

Significant assumptions (weighted average)
  Risk-free interest rate at grant date                           3.6%                3.6%
  Expected stock price volatility                                0.72                0.73
  Expected dividend payout                                          -                   -
  Expected option life (years)                                      5                   5

Net Income
  As reported                                              $  320,665          $  627,397
Deduct total stock based compensation expense
  determined under the fair value method                      (18,081)            (47,214)
                                                           ------------------------------
  Pro forma                                                $  302,584          $  580,183
                                                           ==============================

Basic earnings per share
  As reported                                              $     0.08          $     0.17
  Pro forma                                                $     0.08          $     0.15

Diluted earnings per share
  As reported                                              $     0.08          $     0.16
  Pro forma                                                $     0.08          $     0.15


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


COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 2003 AND JUNE 30, 2002

REVENUES. Net sales for the three months ended June 30, 2003 were $12,855,000, compared to $8,785,000 for the same period in 2002, an increase of $4,070,000 or 46.3%. This increase is attributable to a gain by Vita Specialty Foods of $4,467,000, which was largely due to the inclusion of sales from the newly acquired Halifax business. This large increase was reflected in all of the Vita Specialty Foods business unit's major product lines including: salad dressings/marinades $1,328,000; honey/molasses $806,000; hot filled sauces $2,416,000 and resale products $154,000; partially offset by higher returns and allowances of $237,000. The increase from Vita Specialty Foods was partially offset by a decline of $397,000, or 7.3%, for the Vita seafood business, which was primarily the result of an 11% decrease in gross sales of salmon products. The salmon sales decrease was primarily due to a non-retail customer reducing its purchasing volume and some reductions in sales volume in the retail sector. Herring, salmon, and specialty product sales represented 45%, 50%, and 5%, respectively, of the Vita business unit's total gross sales during the period. Vita Specialty Food's salad dressings/sauces, honey products and specialty items, represented 75%, 23% and 2%, respectively, of the Vita Specialty Foods business unit's total gross sales.

GROSS MARGIN. Gross margin for the three months ended June 30, 2003 was $4,158,000, compared to $2,814,000 for the same period in 2002, an increase of $1,344,000 or 47.8%. The Vita Specialty Foods business accounted for $1,612,000 of this increase with a decline of $268,000 attributable to the Vita seafood business. As a percent of net sales, gross margin totaled 32.3%, up from 32.0% for the same period in 2002. For the Vita Specialty Foods business, gross margin as a percentage of net sales increased to 35.1% from 33.7% for the same period in 2002, due largely to the lower cost of raw honey and as a result of management steps taken to integrate the Halifax production in a way which has enhanced efficiencies. For the Vita seafood business, gross margin decreased to 28.2% for the current quarter versus 31.0% for the same period in 2002. This change was primarily attributable to the higher cost of raw salmon

OPERATING EXPENSES. Selling, marketing, distribution and administrative expenses for the three months ended June 30, 2003 were $3,433,000, compared to $2,457,000 for the same period in 2002, an increase of $976,000 or 39.7%. The majority of this increase is attributable to expenses directly associated with the increase in sales volume such as commissions, royalties, freight, and promotion. Although steps continue to be taken toward eliminating any redundancies resulting from the Halifax acquisition, as a percentage of net sales, these expenses have already decreased during the second quarter to 26.7% from 28.0% in 2002.

INTEREST EXPENSE. Interest expense for the three months ended June 30, 2003 was $191,000, compared to $138,000 for the same period in 2002, an increase of $53,000 or 38.5%. This increase was attributable to the additional borrowing primarily related to the Halifax acquisition. The average debt increased to $14,891,000 from $10,473,000 or 42% compared to the second quarter of the prior year.

INCOME TAXES. The Company provided $214,000 and $87,000 for the quarters ending June 30, 2003 and 2002 respectively. The income tax provided represents approximately 40% of pretax income for both periods.

NET INCOME. Reflecting the operating results discussed above, net income for the three months ended June 30, 2003 increased to $321,000 compared to $132,000 for the same period in 2002, an improvement of $189,000 or 143.2%. Net income for the 2003 period represented $0.08 per share on both a basic and a fully diluted basis compared with $0.04 per share basic and $0.03 per share on a fully diluted basis for the same period in 2002.

COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 2003 AND JUNE 30, 2002

REVENUES. Net sales for the six months ended June 30, 2003 were $25,812,000, compared to $18,852,000 for the same period in 2002, an increase of $6,960,000 or 36.9%. The vast majority of this increase, in the amount of $6,908,000, is attributable to Vita Specialty Foods, and is largely due to the inclusion of sales for the newly acquired Halifax business. This large increase was reflected in all of the Vita Specialty Foods business unit's major product lines which included: salad dressing/marinades $2,261,000; honey/molasses $1,563,000; hot filled sauces $3,037,000 and resale products $446,000; partially offset by higher returns and allowances of $399,000. These results point to the successful diversification of the Company's business as the Vita Specialty Foods products now account for 52% of the Company's total revenues compared to 30% during the prior year period. Net sales for the Vita seafood business increased 0.4%, or $52,000, during this same time period. Herring, salmon, and specialty product sales, represented 47%, 48%, and 5%, respectively, of the Vita business unit's total gross sales during the period. Vita Specialty Food's salad dressings/sauces, honey products and specialty items, represented 68%, 28% and 4%, respectively, of the Vita Specialty Foods business unit's total gross sales.

GROSS MARGIN. Gross margin for the six months ended June 30, 2003 was $8,181,000, compared to $5,892,000 for the same period in 2002, an increase of $2,289,000 or 38.9%. The Vita Specialty Foods business accounted for $2,286,000 of this increase with the remaining $3,000 attributable to the Vita seafood business. As a percent of net sales, gross margin increased to 31.7%, from 31.3% for the same period in 2002. This consolidated improvement occurred as a result of the shift in sales in favor of the higher margin Vita Specialty Foods products and despite reductions in the gross margin as a percentage of net sales at each of the Vita and Vita Specialty Foods separate operating units. For the Vita Specialty Foods business, gross margin as a percent of net sales decreased to 33.6% from 34.0% for the same period in 2002, due largely to first quarter issues associated with the integration of the new Halifax business; partially offset in the second quarter by the benefits from the lower raw honey cost. For the Vita seafood business, gross margin remained relatively constant at 29.6% versus 29.7% for the same period in 2002 as factory efficiencies were able to offset the higher raw salmon costs for the six month period.

OPERATING EXPENSES. Selling, marketing, distribution and administrative expenses for the six months ended June 30, 2003 were $6,754,000, compared to $4,883,000 for the same period in 2002, an increase of $1,871,000 or 38.3%. Largely due to the inclusion of Halifax, the Vita Specialty Foods business accounted for $1,715,000 of this increase. As a percentage of net sales, these expenses were 26.2% compared with 25.9% in 2002. The majority of this increase was attributable to expenditures directly associated with the anticipated continuing increase in sales volume. However, a program is underway to identify and eliminate any residual duplication of functional activities resulting from the Halifax acquisition.

INTEREST EXPENSE. Interest expense for the six months ended June 30, 2003 was $378,000, compared to $283,000 for the same period in 2002, an increase of $95,000 or 33.8%. This increase was attributable to the additional borrowing primarily related to the Halifax acquisition. The average debt increased to $14,684,000 from $10,812,000 or 35.8% compared to the same period of the prior year.

INCOME TAXES. The Company provided $421,000 and $290,000 for the six-month periods ending June 30, 2003 and 2002 respectively. The income tax provided represents approximately 40% of pretax income for both periods.

NET INCOME. Reflecting the operating results discussed above, net income for the six months ended June 30, 2003 increased to $627,000 compared to $436,000 for the same period in 2002, an improvement of $191,000 or 43.8%. Net income for 2003 represented $0.17 per share on a basic basis and $0.16 on a fully diluted basis; compared with $0.12 per share and $0.11 per share respectively for the same period in 2002.

FINANCIAL CONDITION

At June 30, 2003, the Company had $7,164,000 in working capital, versus $6,489,000 at December 31, 2002, an increase of $675,000 or 10.4%. As a result, the current ratio improved to 2.2 to 1.0 from 2.1 to 1.0. Typically there is a reduction in net working capital during the first six months of each year reflecting the liquidation in current assets following the busiest part of the year. This was also the result for the first six months of 2003 except for a $680,000 increase in the cash balance. All non-cash items of net working capital decreased $4,000 in the aggregate. This year, the reduction in net current assets, excluding cash, totaled $182,000 as the reduction of $821,000 in net collections of accounts receivable was partially offset by a $639,000 increase in inventory and prepaid expenses. The net decrease in current liabilities was $178,000, reflecting a $410,000 decrease in accounts payable and current debt, net of a $233,000 increase in accrued expenses.

At June 30, 2003, the Company had $726,000 in cash, a revolving credit facility of $7,500,000 and a term facility of $7,855,000. The revolving loan facility matures July 31, 2004 and the term loans are payable in monthly installments of $98,375 through November 30, 2005, $40,042 from December 1, 2005 through July 31, 2006 and balloon payments of $258,333 due on November 11, 2005 and $2,443,000 due on July 31, 2006. Amounts outstanding under the revolving facility and the term facilities at June 30, 2003 were $6,193,000 and $5,816,000, respectively. The interest rates on these facilities fluctuate based on the Funded Debt to Adjusted EBITDA ratio as each such term as defined in the loan agreement. The loan agreement contains customary representations, warranties and covenants. At June 30, 2003 and December 31, 2002, the Company was in compliance with these covenants.

The ratio of long-term debt to total capitalization improved slightly to 69% at June 30, 2003 from 71% at December 31, 2002. The Company believes its financial resources are adequate to fund its needs for the next twelve months.

CASH FLOWS FROM OPERATING ACTIVITIES. Net cash provided by operating activities was $1,168,000 for the six months ended June 30, 2003 compared to $2,026,000 for the same period in 2002 a reduction of $858,000 or 42%. As discussed above, due to the normal business cycle there has been a reduction in net working capital and especially accounts receivable during the first six months of each year. During this period of the prior year, the result was a $1,950,000 reduction of receivables and a corresponding collection of cash. However, during the current year, as discussed in the preceding section, sales have remained stronger into the seasonably slow second quarter and as a result, the receivable reduction, although still high at $821,000 was $1,129,000 less than that of the prior year. The receivable reduction was partially offset by $256,000 of additional cash flow from higher net income plus depreciation.

CASH FLOWS FROM INVESTING ACTIVITIES. Net cash used in investing activities was $614,000 for the six months ended June 30, 2003, which was $207,000 less than the $821,000 used during the same period of the prior year. For both years these funds were used primarily to purchase machinery and equipment for the Company's manufacturing operations with the reduction mainly reflecting the completion of two major projects at the Chicago facility.

CASH FLOWS FROM FINANCING ACTIVITIES. The majority of the activity in this category represents payment of debt or borrowing resulting from cash surpluses or deficits arising from the operating and investing activities. For the six-month period ending June 30, 2003, net cash of $126,000 was provided through $39,000 from the exercising of stock options and employee stock purchases and $833,000 borrowed against the revolver, largely offset by $746,000 of net payments on the Company's term loans and capital lease obligations. This compares to $1,693,000 of cash used, primarily to pay down debt, for the same period in 2002, a difference of $1,819,000.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company has a revolving line of credit with a bank, which for the first quarter of 2003 bore interest at the prime rate minus 0.35% or LIBOR plus 2.40%. This rate adjustment had remained constant from July 31, 2002, the date of the First Amendment to the Amended and Restated Loan and Security Agreement, until April 1, 2003. Commencing on April 1, 2003 the interest rates increased, based upon certain financial ratios, to prime minus 0.10% (3.90% on June 30, 2003) or LIBOR plus 2.65% (3.79% on June 30, 2003). In addition, the Company has two term loan facilities, which bore interest during the first quarter of 2003 at the prime rate minus 0.05% or LIBOR plus 2.75% until April 1, 2003. Commencing on April 1, 2003 the interest rates increased, based on certain financial ratios, to prime plus 0.20% (4.20% on June 30, 2003) or LIBOR plus 3.10% (4.27% on June 30, 2003). A 10% fluctuation in interest rates would not have a material impact on the Company's financial statements.

ITEM 4.  CONTROLS AND PROCEDURES

         Under the supervision and with the participation of the Company's management team, the principal executive officer and principal financial officer have evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures as defined in Rules 13a -- 14(c) and 15d -- 14(c) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of June 30, 2003 and based on their evaluation, have concluded that these controls and procedures are effective. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation and up to the date of this quarterly report on Form 10-Q. There were no significant deficiencies or material weaknesses, and therefore there were no corrective actions taken.

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


                           PART II - OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


         (a) The date of the Company's Annual Meeting of Stockholders was May 14, 2003.

         (b) At the Annual Meeting of Stockholders, the following matters were submitted to a vote of the stockholders with the stated results:

                  (1) The election of the following persons as directors of the Company:


Director                   Votes For        Votes Withheld             Abstained                 Broker Non-Votes
--------                   ---------        --------------             ---------                 ----------------
Stephen D. Rubin           3,408,553               803                   500                             -
Clark L. Feldman           3,408,553               803                   500                             -
Terry W. Hess              3,408,553               803                   500                             -
Robert J. Budd             3,408,553               803                   500                             -
Michael Horn               3,408,553               803                   500                             -
Neal Jansen                3,408,553               803                   500                             -
Steven A. Rothstein        3,408,553               803                   500                             -
Jeffrey C. Rubenstein      3,408,553               803                   500                             -
John C. Seramur            3,408,553               803                   500                             -
Paul R. Lederer            3,408,553               803                   500                             -



                  (2) Ratification of the selection of BDO Seidman, LLP as independent accountants of the Company for the year ending December 31, 2003


                           Votes For        Votes Withheld             Abstained                 Broker Non-Votes
                           ---------        --------------             ---------                 ----------------

                           3,408,556            800                           -                        -


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      EXHIBITS
                  31.1     Principal Executive Officer Certification pursuant to
                           Section 302 of the Sarbanes-Oxley Act of 2002.
                  31.2     Principal Financial Officer Certification pursuant to
                           Section 302 of the Sarbanes-Oxley Act of 2002
                  32.1     Principal Executive Officer Certification pursuant to
                           Section 906 of the Sarbanes-Oxley Act of 2002.
                  32.2     Principal Financial Officer Certification pursuant to
                           Section 906 of the Sarbanes-Oxley Act of 2002.

         (b)      REPORTS ON FORM 8-K

                  The Company filed a Current Report on Form 8-K with the Securities Exchange Commission on May 12, 2003, with respect to its press release announcing its results of operations for the quarter ended March 31, 2003.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          VITA FOOD PRODUCTS, INC.




Date:    August 13, 2003         By:      /s/  Stephen D. Rubin
                                    -----------------------------------------
                                               Stephen D. Rubin
                                                    President
                                          (Principal Executive Officer)



Date:    August 13, 2003         By:       /s/  Clifford K. Bolen
                                    -----------------------------------------
                                                 Clifford K. Bolen
                                  Senior Vice President; Chief Financial Officer
                                   (Principal Financial and Accounting Officer)