Form 10-Q
period 2003-09-30
VITA FOOD PRODUCTS INC
filed 2003-11-14
CIK 1024342

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

          [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 2003

          [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

            For the Transition Period From____________ to___________

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

    Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

         The number of shares outstanding of registrant's common stock as of October 31, 2003 was 3,809,022.

                            VITA FOOD PRODUCTS, INC.

                                    FORM 10-Q

                    FOR THE QUARTER ENDED SEPTEMBER 30, 2003

                                      INDEX

                                                                                                  PAGE
PART I.       FINANCIAL INFORMATION
Item 1.       Financial Statements
                  a)       Consolidated Balance Sheets as of September 30, 2003
                           and December 31, 2002                                                    3
                  b)       Consolidated Statements of Income for the Nine Months
                           Ended September 30, 2003 and 2002                                        4
                  c)       Consolidated Statements of Shareholders' Equity for
                           the Nine Months Ended September 30, 2003 and Year
                           Ended December 31, 2002                                                  4
                  d)       Consolidated Statements of Cash Flows for the Nine
                           Months Ended September 30, 2003 and 2002                                 5
                  e)       Notes to Financial Statements                                            6
Item 2.       Management's Discussion and Analysis of Financial Condition and
              Results of Operations                                                                11
Item 3.       Quantitative and Qualitative Disclosures About Market Risk                           14
Item 4.       Controls and Procedures                                                              15
PART II.      OTHER INFORMATION
Item 6.       Exhibits and Reports on Form 8-K                                                     15
SIGNATURES                                                                                         16

                          PART 1. FINANCIAL STATEMENTS

ITEM 1. FINANCIAL STATEMENTS

     CONSOLIDATED BALANCE SHEETS                                                           VITA FOOD PRODUCTS, INC. AND SUBSIDIARY
==================================================================================================================================
                                                                                              SEPTEMBER 30,           DECEMBER 31,
                                                                                                  2003                   2002
                                                                                              (UNAUDITED)              (AUDITED)
----------------------------------------------------------------------------------------------------------------------------------
ASSETS
Current Assets
       Cash                                                                                   $   434,947            $   46,097
       Accounts receivable-trade, net of allowance for discounts, returns, and doubtful
         accounts of $404,000 in 2003 and $277,000 in 2002                                      4,666,512              5,325,254
       Inventories
           Raw material and supplies                                                            4,840,558              4,570,782
           Work in process                                                                        217,887                162,325
           Finished goods                                                                       2,595,402              2,006,554
       Prepaid expenses and other current assets                                                  527,658                337,278
       Income taxes receivable                                                                          0                174,318
                                                                                              -----------            -----------
Total Current Assets                                                                           13,282,964             12,622,608

Property, Plant and Equipment
       Land                                                                                        35,000                 35,000
       Building and improvements                                                                2,482,371              2,452,260
       Leasehold improvements                                                                     395,350                706,181
       Machinery and office equipment                                                           9,569,837              8,674,011
                                                                                              -----------            -----------
                                                                                               12,482,558             11,867,452
       Less accumulated depreciation and amortization                                          (6,638,736)            (6,030,037)
                                                                                              -----------            -----------
Net Property, Plant & Equipment                                                                 5,843,822              5,837,415

Other Assets
       Goodwill                                                                                 8,256,250              7,565,821
       Other assets                                                                               287,977                303,648
       Deferred income tax                                                                        212,696                212,696
                                                                                              -----------            -----------
Total Other Assets                                                                              8,756,923              8,082,165
                                                                                              -----------            -----------
  Total Assets                                                                                $27,883,709            $26,542,188
                                                                                              ===========            ===========




LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
       Current maturities of long-term obligations                                            $   775,019            $ 1,430,933
       Accounts payable                                                                         3,846,736              3,583,391
       Accrued other expenses                                                                   1,335,645              1,119,116
                                                                                              -----------            -----------
Total Current Liabilities                                                                       5,957,400              6,133,440

Long-term Obligations, Less Current Maturities                                                 15,070,139             14,415,776

Shareholders' Equity
       Preferred stock, $.01 par value, authorized 1,000,000 shares;  none issued
       Common stock, $.01 par value; authorized 10,000,000 shares; issued and
        outstanding 3,803,422 shares in 2003 and 3,773,895 shares in 2002                          38,034                 37,738
       Additional paid in capital                                                               3,587,325              3,496,483
       Retained earnings                                                                        3,230,811              2,458,751
                                                                                              -----------            -----------
Total Shareholders' Equity                                                                      6,856,170              5,992,972
                                                                                              -----------            -----------
  Total Liabilities and Shareholders'  Equity                                                 $27,883,709            $26,542,188
                                                                                              ===========            ===========


                                                                                  See accompanying notes to financial statements

CONSOLIDATED STATEMENTS OF INCOME                                              VITA FOOD PRODUCTS, INC. AND SUBSIDIARY
======================================================================================================================
                                                     FOR THE THREE MONTHS ENDED            FOR THE NINE MONTHS ENDED
                                                             SEPTEMBER 30,                        SEPTEMBER 30,
                                                       2003               2002               2003             2002
----------------------------------------------------------------------------------------------------------------------
Net sales                                           $11,651,609        $9,292,104        $37,463,666       $28,144,464
Cost of goods sold                                    7,810,900         6,498,043         25,442,191        19,458,658
                                                    -----------        ----------        -----------       -----------
Gross margin                                          3,840,709         2,794,061         12,021,475         8,685,806
Selling and administrative expenses
  Selling, marketing & distribution                   2,285,111         1,449,524          6,525,493         4,454,130
  Administrative                                      1,126,206           860,575          3,640,319         2,739,145
                                                    -----------        ----------        -----------       -----------
Total                                                 3,411,317         2,310,099         10,165,812         7,193,275
                                                    -----------        ----------        -----------       -----------
Operating profit                                        429,392           483,962          1,855,663         1,492,531

Interest expense                                        188,728           138,117            566,603           420,775
                                                    -----------        ----------        -----------       -----------
Income before income taxes                              240,664           345,845          1,289,060         1,071,756
Income tax expense                                       96,000           138,000            517,000           428,000
                                                    -----------        ----------        -----------       -----------
Net income                                          $   144,664        $  207,845        $   772,060       $   643,756

Basic earnings per share                            $      0.04        $     0.06        $      0.20       $      0.17
Weighted average common shares outstanding            3,792,993         3,759,459          3,782,543         3,743,063

Diluted earnings per share                          $      0.04        $     0.05        $      0.20       $      0.17
Weighted average common shares outstanding            3,948,284         3,879,538          3,895,456         3,852,698




CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY                                VITA FOOD PRODUCTS, INC. AND SUBSIDIARY
======================================================================================================================
                                                COMMON STOCK
                                        ----------------------------     ADDITIONAL
                                                                          PAID-IN          RETAINED
                                          SHARES           AMOUNT         CAPITAL          EARNINGS           TOTAL
----------------------------------------------------------------------------------------------------------------------
Balance, at January 1, 2002              3,729,683       $   37,296      $3,379,931       $1,012,516        $4,429,743

Proceeds from stock purchase
and stock option plans                      44,212              442         116,552                            116,994

Net income                                                                                 1,446,235         1,446,235
                                        ----------       ----------      ----------       ----------        ----------
Balance, at December 31, 2002            3,773,895       $   37,738      $3,496,483       $2,458,751        $5,992,972
                                        ==========       ==========      ==========       ==========        ==========


Balance, at January 1, 2003              3,773,895       $   37,738      $3,496,483       $2,458,751        $5,992,972

Proceeds from stock purchase
and stock option plans                      29,527              296          90,842                             91,138

Net income                                                                                   772,060           772,060
                                        ----------       ----------      ----------       ----------        ----------
Balance, at September 30, 2003           3,803,422       $   38,034      $3,587,325       $3,230,811        $6,856,170
                                        ==========       ==========      ==========       ==========        ==========

                                  See accompanying notes to financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS                                      VITA FOOD PRODUCTS, INC. AND SUBSIDIARY
==================================================================================================================
                                                                                        FOR THE NINE MONTHS ENDED
                                                                                             SEPTEMBER 30,
                                                                                           2003           2002
                                                                                        (UNAUDITED)    (UNAUDITED)
==================================================================================================================
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                                                         $   772,060    $   643,756
     Adjustments to reconcile net income to net cash provided by operating activities
            Depreciation and amortization                                                   707,721        577,718
            Gain on sale of fixed asset                                                           0         (3,949)
            Changes in assets and liabilities:
                        Decrease in accounts receivable                                     658,742      2,194,546
                        Increase in inventories                                            (924,186)    (1,960,057)
                        Increase in prepaid expenses and other current assets              (190,379)       (36,543)
                        Decrease in income tax receivable                                   174,318              0
                        Increase  in accounts payable                                       263,347        338,608
                        (Decrease) Increase in accrued expenses                             132,933        217,480
                                                                                        -----------    -----------
  Net cash provided by operating activities                                               1,594,555      1,971,560

CASH FLOWS FROM INVESTING ACTIVITIES
            Capital expenditures                                                         (1,051,813)    (1,083,935)
            Payments for subsidiary net of cash acquired                                   (179,247)        (5,807)
            Other assets                                                                    (39,801)        (2,677)
                                                                                        -----------    -----------
  Net cash used in investing activities                                                  (1,270,861)    (1,092,419)

CASH FLOWS FROM FINANCING ACTIVITIES
            Proceeds from stock purchase and stock options                                   91,138        102,573
            Net borrowings (payments) under revolving loan facility                         140,548       (481,963)
            Proceeds from the new term loan                                               6,500,000              0
            Net payments on term loan facility                                           (1,014,865)      (872,696)
            Payoff of the prior term loan                                                (5,520,625)             0
            Net payments under capital lease obligations                                   (131,040)       (78,378)
                                                                                        -----------    -----------
  Net cash provided (used) in financing activities                                           65,156     (1,330,464)
                                                                                        -----------    -----------
Net increase (decrease) in cash                                                             388,850       (451,323)

Cash, at beginning of period                                                                 46,097        529,354
                                                                                        -----------    -----------
Cash, at end of period                                                                  $   434,947    $    78,031
                                                                                        ===========    ===========


Supplemental Disclosure of Cash Flow Information
        Cash paid for interest                                                          $   552,851    $   450,726
        Income taxes paid                                                               $   249,183    $   182,012

                                  See accompanying notes to financial statements

                         NOTES TO FINANCIAL STATEMENTS

                                   (UNAUDITED)

BASIS OF PRESENTATION

         In the opinion of management, the accompanying balance sheets and related interim statements of income, cash flows, and shareholders' equity include all adjustments, consisting only of normal recurring items necessary for their fair presentation in conformity with U.S. generally accepted accounting principles. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. Examples include provisions for returns, deductions, bad debts, and length of building and equipment lives. Actual results may differ from these estimates. Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and financial statements and notes thereto included in the 2002 Form 10-K of Vita Food Products, Inc. (Vita Food Products, Inc. ("Vita"), together with its wholly owned subsidiary, Vita Specialty Foods, Inc. ("Vita Specialty Foods"), hereinafter referred to as the "Company").

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

    The aggregate purchase price, including direct costs of the acquisition, of $4,884,437 for Virginia Honey was paid in cash. The stock purchase agreement, including its amendments, provides for future payments to Mr. Hess, the former owner, based upon 20% of five times the average quarterly EBITDA less certain debt obligations of Virginia Honey, for the period from January 2001 through December 31, 2002. The present value of this calculation resulted in $780,996 and has been recorded as a liability at June 30, 2003 and is payable on April 1, 2005. The remaining payments under the Stock Purchase Agreement to Mr. Hess and the payments per the merger agreement to the former majority owner of Halifax (see below) will be based on the earnings of Vita Specialty Foods, reflecting the combined earnings of Virginia Honey and Halifax. There are two periods of measurement remaining, the first covering January 1, 2003 until December 31, 2005 and the second covering January 1, 2006 until December 31, 2007.

    As a result of the Halifax merger agreement discussed below, the operations of Virginia Honey and Halifax were merged effective November 1, 2002. Accordingly, EBITDA applicable to the future contingent payments due to Mr. Hess will be determined based upon a formula included as part of the Halifax merger agreement. Should Vita Specialty Foods maintain its current profitability levels, the Company estimates that total remaining payments, with a net present value of approximately $2,831,000, would be due and payable as contingent consideration in accordance with the provisions of the Virginia Honey stock purchase agreement.

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

                                  AT NOVEMBER 1, 2002
                                      (in 000's)
        ----------------------------------------------------------------
        Current assets                                           $ 1,815
        Property, plant and equipment                                982
        Other assets                                                 560
        Goodwill                                                   1,562
        ----------------------------------------------------------------
            Total assets acquired                                  4,919
        Current liabilities                                       (3,670)
        Long-term debt                                            (1,005)
        ----------------------------------------------------------------
            Total liabilities assumed                             (4,675)
        ----------------------------------------------------------------

                          AT NOVEMBER 1, 2002
                              (in 000's)
----------------------------------------------------------------
    Net assets acquired                                      244
      Liabilities incurred (exit costs)                      690
      Liabilities assumed in excess of tangible assets
        acquired, net                                      1,313
                                                         -------
      Total purchase price to be allocated to
         goodwill                                        $ 2,247
================================================================

None of the amount of goodwill is expected to be deductible for tax purposes (see ACQUISITION AND EXIT COSTS).

The Company's unaudited consolidated results of operation on a pro forma basis as though Halifax had been acquired as of the beginning of 2002 are as follows ($000's except earnings per share data):

                  Nine months ended September 30,     2002
                  -----------------------------------------
                  Net sales                         $34,959
                  Net income                        $   168

                  Basic earnings per share          $  0.04
                  Diluted earnings per share        $  0.04

The pro forma financial information is not necessarily indicative of the operating results that would have occurred had the Halifax acquisition been consummated as of the above date, nor is it indicative of future operating results.

ACQUISITION AND EXIT COSTS

    In connection with the acquisition of Halifax, the Company's management approved and initiated plans to restructure the operations of pre-acquisition Halifax to eliminate redundant facilities and headcount, reduce cost structure and better align the operating expenses with existing economic conditions. Consequently, the Company recorded $690,000 of costs primarily relating to activities of pre-acquisition Halifax such as severance and related benefits, the cost of abandoned leaseholds, cost to vacate the leased facilities and other pre-acquisition liabilities. These costs were accounted for under EITF 95-3, "Recognition of Liabilities in Connection with Purchase of Business Combinations". These costs were recognized as a liability assumed in the acquisition and included in the allocation of the purchase price.

    The acquisition and exit costs consist of the following:

                                          CLOSEDOWN   EMPLOYEE
                                             OF       SEVERANCE
                                          FACILITY    & RELATED     OTHER     TOTAL
                                          ---------   ---------   --------   --------
Exit costs incurred in acquisition        $ 491,690   $ 111,699   $ 86,766   $690,155

Payments made during the nine
  months ending September 30, 2003          452,719      61,422     86,766    600,907
                                          ---------   ---------   --------   --------
Acquisition cost accrual, September 30,
  2003 (all current obligations)          $  38,971   $  50,277   $      -   $ 89,248
                                          =========   =========   ========   ========

NEW BANK LOAN AGREEMENT

   On September 9, 2003, the Company entered into a loan agreement (the "Loan Agreement") with a new bank and paid off its existing credit facility. The Loan Agreement provides for a two year $8,500,000 revolving line of credit for working capital needs; a five year $6,500,000 term loan that represents the Company's long term financing and a six year $3,000,000 term loan that is currently not being utilized. The revolving loan facility matures August 31, 2005 and the term loan is payable in monthly installments of $54,000 through July 31, 2008, with a balloon payment of $3,368,000 due on August 31, 2008. Amounts outstanding under the revolving facility and the term facilities at September 30, 2003 were $5,500,000 and $6,446,000, respectively. According to the terms of the Loan Agreement the interest rates on these facilities are subject to adjustment at certain predetermined dates based upon the Funded Debt to EBITDA ratio as each such term is defined in the Loan Agreement. As of September 30, 2003 the revolving line of credit bears interest at 3.50% which is equal to prime rate minus 0.50% and the term loan at 3.37% which is equal to LIBOR plus 2.25%. The Loan Agreement contains customary representations, warranties and covenants; at September 30, 2003 the Company was in compliance with all loan covenants.

BUSINESS SEGMENTS

    The Company has adopted Statement of Financial Accounting Standards (SFAS) No. 131, "Disclosures about Segments of an Enterprise and Related Information." Following the provisions of SFAS No. 131, the Company is reporting two operating business segments in the same format as reviewed by the Company's senior management. Segment one, Vita, processes and sells various herring, and cured and smoked salmon products throughout the United States. Segment two, Vita Specialty Foods, combines the products of Virginia Honey and Halifax and manufactures and distributes honey, salad dressings, sauces, marinades, jams and jellies and gift baskets. The 2002 information presented below for Vita Specialty Foods includes only the results of Virginia Honey. Management uses operating profit as the measure of profit or loss by business segment.

BUSINESS SEGMENT INFORMATION IS AS FOLLOWS ($000's):

                                          THREE MONTHS           NINE MONTHS
For the Period Ending September 30,   --------------------   --------------------
                                        2003        2002       2003        2002
---------------------------------------------------------------------------------
NET SALES
    Vita                              $  6,053    $  6,193   $ 18,352    $ 18,439
    Vita Specialty Foods                 5,599       3,099     19,112       9,705
---------------------------------------------------------------------------------
Total Net Sales                       $ 11,652    $  9,292   $ 37,464    $ 28,144
=================================================================================
OPERATING PROFIT (LOSS)
    Vita                              $   (223)   $    218   $    (93)   $    501
    Vita Specialty Foods                   653         266      1,949         992
---------------------------------------------------------------------------------
Total Operating Profit                $    430    $    484   $  1,856    $  1,493
=================================================================================
NET INCOME (LOSS)
    Vita                              $   (189)   $     78   $   (218)   $    134
    Vita Specialty Foods                   334         130        990         510
---------------------------------------------------------------------------------
Total Net Income                      $    145    $    208   $    772    $    644
=================================================================================
DEPRECIATION AND AMORTIZATION
    Vita                              $    182    $    125   $    420    $    364
    Vita Specialty Foods                    80          72        288         214
---------------------------------------------------------------------------------
Total Depreciation and Amortization   $    262    $    197   $    708    $    578
=================================================================================
CAPITAL EXPENDITURES
    Vita                              $    172    $    223   $    377    $    966
    Vita Specialty Foods                   253          38        675         118
---------------------------------------------------------------------------------
Total Capital Expenditures            $    425      $ 261    $  1,052    $  1,084
=================================================================================


                                          THREE MONTHS           NINE MONTHS
For the Period Ending September 30,   -------------------    --------------------
                                        2003        2002       2003        2002
---------------------------------------------------------------------------------
GOODWILL
    Vita                                                     $     --          --
    Vita Specialty Foods                                        8,256    $  5,245
---------------------------------------------------------------------------------

Total Goodwill                                               $  8,256    $  5,245
=================================================================================

TOTAL ASSETS
    Vita                                                     $ 18,605    $ 15,258
    Vita Specialty Foods                                        9,279       4,679
---------------------------------------------------------------------------------

Total Assets                                                 $ 27,884    $ 19,937
=================================================================================

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

                                                     THREE           NINE
FOR THE PERIOD ENDING SEPTEMBER 30, 2003             MONTHS         MONTHS
-----------------------------------------------------------------------------
Weighted average fair value per options granted   $      3.21     $      2.71

Significant assumptions (weighted average)
  Risk-free interest rate at grant date                   4.3%            3.7%
  Expected stock price volatility                        0.72            0.72
  Expected dividend payout                                  -               -
  Expected option life (years)                              5               5

Net Income
  As reported                                     $   144,664     $   772,060
Deduct total stock based compensation expense
  determined under the fair value method               (9,630)        (56,844)
                                                  -----------     -----------
  Pro forma                                       $   135,034     $   715,216
                                                  ===========     ===========
Basic earnings per share
  As reported                                     $      0.04     $      0.20
  Pro forma                                       $      0.04     $      0.19

Diluted earnings per share
  As reported                                     $      0.04     $      0.20
  Pro forma                                       $      0.03     $      0.18

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

         Revenue is recognized upon shipment of product to customers in fulfillment of customer orders. In accordance with industry practices, product is sold to customers often with the right to return or dispose if the merchandise is not resold prior to the expiration of its shelf life. In order to support the Company's products, various marketing programs are offered to customers which reimburse them for a portion or all of their promotional activities related to the Company's products. The Company regularly reviews and revises, when it deems necessary, estimates of costs to the Company for these marketing and merchandising programs based on estimates of what has been incurred by customers. Sales are reduced by a provision for these estimated future returns, disposals and promotional expenses. Actual costs incurred by the Company may differ significantly if factors such as the level and success of the customers' programs or other conditions differ from expectations.

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

COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 2003 AND SEPTEMBER 30, 2002

REVENUES. Net sales for the three months ended September 30, 2003 were $11,652,000, compared to $9,292,000 for the same period in 2002, an increase of $2,360,000 or 25.4%. This increase is attributable to a gain by Vita Specialty Foods of $2,500,000, which was largely due to the inclusion of sales from the newly acquired Halifax business. This large increase was reflected in all of the Vita Specialty Foods business unit's major product lines including: salad dressings/marinades $620,000; honey/molasses $855,000; hot filled sauces and resale products $1,238,000; partially offset by higher returns and allowances of $213,000. The increase from Vita Specialty Foods was partially offset by a decline of $140,000, or 2.3%, for the Vita seafood business, which was primarily the result of a 3.4% decrease in gross sales of salmon products. The salmon sales decrease was primarily attributable to one specific product. Vita seafood's largest customer discontinued a Vita product that resulted in a material impact to the Vita seafood results for the quarter of $102,000, net of related income taxes. The impact is expected to continue through the fourth quarter. The Company, in an effort to regain the business, has re-introduced the product to the customer. It is not known if this will result in the customer accepting the product back into its stores. However, the Company is pursuing other opportunities as well to increase its salmon product sales.

GROSS MARGIN. Gross margin for the three months ended September 30, 2003 was $3,841,000, compared to $2,794,000 for the same period in 2002, an increase of $1,047,000 or 37.5%. The Vita Specialty Foods business accounted for $1,324,000 of this increase with a decline of $277,000 attributable to the Vita seafood business. As a percent of net sales, gross margin totaled 33.0%, up from 30.1% for the same period in 2002. For the Vita Specialty Foods business, gross margin as a percentage of net sales increased to 42.0% from 33.2% for the same period in 2002, due largely to the lower cost of raw honey and as a result of a favorable adjustment for the Halifax products. For the Vita seafood business, gross margin decreased to 24.6% for the current quarter versus 28.5% for the same period in 2002. This change was primarily attributable to the higher cost of raw salmon. These higher costs have stabilized and the Company feels that no further increases will be seen in the near future.

OPERATING EXPENSES. Selling, marketing, distribution and administrative expenses for the three months ended September 30, 2003 were $3,411,000, compared to $2,310,000 for the same period in 2002, an increase of $1,101,000 or 47.7%. The majority of this increase is attributable to expenses directly associated with the increase in sales volume such as commissions, royalties, freight and promotion. However, $48,000 of this increase is a write-off of fees associated with the previous bank agreement that were being amortized over the terms of the loans.

INTEREST EXPENSE. Interest expense for the three months ended September 30, 2003 was $189,000, compared to $138,000 for the same period in 2002, an increase of $51,000 or 37.0%. This increase was attributable to the additional borrowing primarily related to the Halifax acquisition. The average debt increased to $15,132,000 from $10,559,000 or 43% for the current quarter compared to the same period of the prior year.

INCOME TAXES. The Company provided $96,000 and $138,000 for the quarters ending September 30, 2003 and 2002 respectively. The income tax provided represents approximately 40% of pretax income for both periods.

NET INCOME. Reflecting the operating results discussed above, net income for the three months ended September 30, 2003 decreased to $145,000 from $208,000 for the same period in 2002, a decrease of $63,000 or 30.3%. Net income for the 2003 period represented $0.04 per share on both a basic and a fully diluted basis, compared with $0.06 per share basic and $0.05 per share on a fully diluted basis for the same period in 2002.

COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND SEPTEMBER 30, 2002

REVENUES. Net sales for the nine months ended September 30, 2003 were $37,464,000, compared to $28,144,000 for the same period in 2002, an increase of $9,320,000 or 33.1%. Of this increase, $9,407,000 is attributable to Vita Specialty Foods, and is largely due to the inclusion of sales from the newly acquired Halifax business. This large increase was reflected in all of the Vita Specialty Foods business unit's major product lines which included: salad dressing/marinades $2,879,000; honey/molasses $2,419,000; hot filled sauces $4,463,000 and resale products $259,000; partially offset by higher returns and allowances of $613,000. These results point to the successful diversification of the Company's business as the Vita Specialty Foods products now account for 51% of the Company's total revenues compared to 35% during the prior year period. Net sales for the Vita seafood business decreased 0.5%, or $87,000, during this same time period.

GROSS MARGIN. Gross margin for the nine months ended September 30, 2003 was $12,021,000, compared to $8,686,000 for the same period in 2002, an increase of $3,335,000 or 38.4%. The Vita Specialty Foods business accounted for $3,610,000 of this increase with a decrease of $275,000 attributable to the Vita seafood business. As a percent of net sales, gross margin increased to 32.1%, from 30.9% for the same period in 2002. For the Vita Specialty Foods business, gross margin as a percent of net sales increased to 36.0% from 33.8% for the same period in 2002, due largely to the lower raw honey cost. The shift in sales in favor of the higher margin Vita Specialty Foods products also contributed to the improved consolidated results. For the Vita seafood business, gross margin decreased to 28.0% versus 29.3% for the same period in 2002 due primarily to the higher cost of raw materials, most noticeably in salmon. These higher costs have stabilized and the Company feels that no further increases will be seen in the near future.

OPERATING EXPENSES. Selling, marketing, distribution and administrative expenses for the nine months ended September 30, 2003 were $10,166,000, compared to $7,193,000 for the same period in 2002, an increase of $2,973,000 or 41.3%. Largely due to the inclusion of Halifax, the Vita Specialty Foods business accounted for $2,653,000 of this increase. As a percentage of net sales, these expenses were 27.1% compared with 25.6% in 2002. The majority of this increase was attributable to expenditures directly associated with the anticipated continuing increase in sales volume such as commissions, royalties, freight and promotion. However, $48,000 of this increase is a write-off of fees associated with the previous bank agreement that were being amortized over the terms of the loans.

INTEREST EXPENSE. Interest expense for the nine months ended September 30, 2003 was $567,000, compared to $421,000 for the same period in 2002, an increase of $146,000 or 34.7%. This increase was attributable to the additional borrowing primarily related to the Halifax acquisition. The average debt increased to $14,815,000 from $10,735,000 or 38.0% compared to the same period of the prior year.

INCOME TAXES. The Company provided $517,000 and $428,000 for the nine-month periods ending September 30, 2003 and 2002 respectively. The income tax provided represents approximately 40% of pretax income for both periods.

NET INCOME. Reflecting the operating results discussed above, net income for the nine months ended September 30, 2003 increased to $772,000 compared to $644,000 for the same period in 2002, an improvement of $128,000 or 19.9%. Net income for 2003 represented $0.20 per share on both a basic and a fully diluted basis, compared with $0.17 per share on both a basic and a fully diluted basis for the same period in 2002.

FINANCIAL CONDITION

At September 30, 2003, the Company had $7,325,000 in working capital, versus $6,489,000 at December 31, 2002, an increase of $836,000 or 12.9%. As a result, the current ratio improved to 2.2 to 1.0 from 2.1 to 1.0. Of this increase, $656,000 is attributed to the decrease in the current portion of the debt and the majority of this decrease a result of refinancing the Company's debt with a new bank. An additional $389,000 of working capital increase was a result of providing a higher cash balance. All other changes in net working capital reflect the effects of the annual business cycle with the high accounts receivable balances which are typical at the beginning of each year, having been substantially collected by the third quarter and inventory net of the associated current liabilities, beginning to build in anticipation of the upcoming fourth quarter business cycle peak. Following this pattern, for the first nine months of 2003, the increase in inventory and prepaids, net of current liabilities totaled $450,000 contributing this amount to the net working capital increase and collections of accounts receivable totaled $659,000 reducing the net working capital by that amount.

At September 30, 2003, the Company had $435,000 in cash and, under the terms of the Loan Agreement discussed in "Item 1. Financial Statements--New Bank Loan Agreement", a revolving credit facility of $8,500,000 and a term facility of $6,500,000. The revolving loan facility matures August 31, 2005 and the term loan is payable in monthly installments of $54,000 through July 31, 2008, with a balloon payment of $3,368,000 due on August 31, 2008. Amounts outstanding under the revolving facility and the term facilities at September 30, 2003 were $5,500,000 and $6,446,000, respectively. The interest rates on these facilities fluctuate based on the Funded Debt to EBITDA ratio as each such term is defined in the loan agreement. The loan agreement contains customary representations, warranties and covenants. At September 30, 2003 and December 31, 2002, the Company was in compliance with all loan covenants.

The ratio of long-term debt to total capitalization improved slightly to 69% at September 30, 2003 from 71% at December 31, 2002. The Company believes its financial resources are adequate to fund its needs for the next twelve months.

CASH FLOWS FROM OPERATING ACTIVITIES. Net cash provided by operating activities was $1,595,000 for the nine months ended September 30, 2003 compared to $1,972,000 for the same period in 2002 a reduction of $377,000 or 19.1%. As discussed above, due to the normal business cycle during the first nine months of each year, there has typically been cash provided by a reduction in accounts receivable with a partially offsetting cash requirement to finance an increase in inventory. During this period of the current year, the result was only a $659,000 reduction of receivables due principally to the higher sales during the first nine months of 2003, this large source of cash was $1,536,000 short of the $2,195,000 provided from the collection of receivables during the same period of 2002. Partially offsetting the variance from accounts receivable and due primarily to higher inventory balances at the beginning of 2003 compared to 2002, the cash required to finance the seasonal increase in inventory and prepaids, net of current liabilities, totaled $718,000 or $723,000 less than the requirements for the prior year period. The operating cash flow was also helped by $262,000 of additional cash flow resulting from higher net income plus depreciation and $174,000 reduction in the income tax receivable balance.

CASH FLOWS FROM INVESTING ACTIVITIES. Net cash used in investing activities was $1,268,000 for the nine months ended September 30, 2003, which was $176,000 more than the $1,092,000 used during the same period of the prior year. For both years these funds were used primarily to purchase machinery and equipment for the Company's manufacturing operations with 64% of this investment made at VSF in support of the heightened sales. During the nine months ended September 30, 2003, $176,000 was used as an additional payment for the Halifax acquisition.

CASH FLOWS FROM FINANCING ACTIVITIES. The majority of the activity in this category represents payment of debt or borrowing resulting from cash surpluses or deficits arising from the operating and investing activities. For the nine-month period ending September 30, 2003, net cash of $65,000 was provided including $91,000 from the exercising of stock options and employee stock purchases and $141,000 borrowed against the revolver, offset by $167,000 of net payments on the Company's term loans and capital lease obligations. The $6,500,000 provided from the new term loan was primarily used to payoff the previous term loan. The cash provided through financing activities compares to $1,330,000 of cash used, primarily to pay down debt, for the same period in 2002, a difference of $1,395,000.

SEASONALITY

The Vita segment of the Company's business is seasonal in nature, primarily resulting from the effect of the timing of certain holidays on the demand for certain products. Historically, the Company's sales and profits have been substantially higher in the fourth quarter of each year.

FORWARD-LOOKING STATEMENTS

Certain statements in this report, including statements in "Management's Discussion and Analysis of Financial Condition and Results of Operations," are "forward-looking statements" as defined by the Federal securities laws. Such statements are based on management's current expectations and involve known and unknown risks and uncertainties which may cause the Company's actual results, performance or achievements to differ materially from any results, performance or achievements expressed or implied in this report. By way of example and not limitation and in no particular order, known risks and uncertainties include the Company's future growth and profitability, changes in raw material costs, the potential loss of large customers or accounts, the Company's ability to maintain its relationships with key vendors and retailers, the introduction and success of new products, changes in economic and market conditions, integration and management of acquired businesses, the seasonality of Vita's business, the Company's ability to attract and retain key personnel, consolidation of the Company's supplier base, the potential impact of claims and litigation, downward product price movements, and the effects of competition in the Company's markets. In light of these and other risks and uncertainties, the Company makes no representation that any future results, performance or achievements expressed or implied in this report will be attained. The Company's actual results may differ materially from any results expressed or implied by the forward-looking statements, especially when measured on a quarterly basis.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         On September 9, 2003, the Company entered into a loan agreement (the "Loan Agreement") with a new bank and paid off its existing credit facility. The Loan Agreement provides for a two year $8,500,000 revolving line of credit for working capital needs; a five year $6,500,000 term loan that represents the Company's long term financing and a six year $3,000,000 term loan that is currently not being utilized. The revolving line of credit, as of inception and until December 31, 2003 bears interest at the prime rate minus 0.50% (3.50% on September 30, 2003) or LIBOR plus 2.00% (3.12% on September 30, 2003). Commencing on December 31, 2003 the interest rates may change, based upon certain financial ratios, to prime minus 0.50% (3.50% on September 30, 2003); LIBOR plus 2.25% (3.37% on September 30, 2003) or LIBOR plus 1.75 (2.87% on September 30, 2003). In addition, the term loan facility, as of inception and until December 31, 2003, bears interest at the prime rate minus 0.50% or LIBOR plus 2.25%. Commencing on December 31, 2003 the interest rates may change, based on certain financial ratios, to prime minus 0.50% or LIBOR plus 2.50% (3.62% on September 30, 2003) or to LIBOR plus 2.00%. A 10% fluctuation in interest rates would not have a material impact on the Company's financial statements.

ITEM 4.  CONTROLS AND PROCEDURES

         Under the supervision and with the participation of the Company's management team, the principal executive officer and principal financial officer have evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures as defined in Rules 13a - 14(c) and 15d - 14(c) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of September 30, 2003 and based on their evaluation, have concluded that these controls and procedures are effective. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation and up to the date of this quarterly report on Form 10-Q. There were no significant deficiencies or material weaknesses, and therefore there were no corrective actions taken.

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

                           PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      EXHIBITS

                  10.1 Loan and Security Agreement dated as of September 5, 2003 by and between the Company and LaSalle National Bank, N.A.

                  31.1     Principal Executive Officer Certification pursuant to
                           Section 302 of the Sarbanes-Oxley Act of 2002.

                  31.2     Principal Financial Officer Certification pursuant to
                           Section 302 of the Sarbanes-Oxley Act of 2002.

                  32.1     Principal Executive Officer Certification pursuant to
                           Section 906 of the Sarbanes-Oxley Act of 2002.

                  32.2     Principal Financial Officer Certification pursuant to
                           Section 906 of the Sarbanes-Oxley Act of 2002.

         (b)      REPORTS ON FORM 8-K

                  The Company filed a Current Report on Form 8-K with the Securities Exchange Commission on August 1, 2003, with respect to its press release announcing its results of operations for the quarter ended June 30, 2003.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    VITA FOOD PRODUCTS, INC.

Date: November 14, 2003             By:      /s/ Stephen D. Rubin
                                       ----------------------------------------
                                                 Stephen D. Rubin
                                                     President
                                          (Principal Executive Officer)

Date: November 14, 2003             By:      /s/  Clifford K. Bolen
                                       ----------------------------------------
                                                  Clifford K. Bolen
                                  Senior Vice President; Chief Financial Officer
                                    (Principal Financial and Accounting Officer)