Form 10-K
period 2003-12-31
VITA FOOD PRODUCTS INC
filed 2004-03-30
CIK 1024342

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

|X|             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2003

| |           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ____________ to ____________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No | |

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
Yes | | No |X|

The aggregate market value of common stock held by non-affiliates of the registrant as of February 27, 2004 was $11,546,202 and as of June 30, 2003 was $7,235,358.

The number of shares outstanding of the registrant's common stock as of February 27, 2004 was 3,842,616.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held May 19, 2004 are incorporated by reference in Part III.

                                     PART I

ITEM 1. BUSINESS.

INTRODUCTION

      Vita Food Products, Inc. (the "Company") has been engaged in the sale of specialty food products under the VITA brand name for over 70 years. The Company believes that its long history of producing and marketing quality products has created a strong recognition of the VITA brand name among consumers and has enabled the Company to build an extensive national distribution network of established food brokers for the sale of its products to supermarket chains and wholesale clubs (collectively "Supermarkets") and to institutional/food service operations, such as restaurant chains, hotels, country clubs, cruise lines and other bulk purchasers (collectively "Institutional Purchasers"). The Company believes that "VITA" with its accompanying logo is the most widely recognized, and the only nationally recognized, brand name in herring products and cured and smoked salmon products. The Company is one of the leading processors of herring products and cured and smoked salmon products in the United States and has been producing and selling herring products for over 70 years and cured and smoked salmon products for over 30 years. The Company's products include a variety of cuts of pickled herring in cream and wine based sauces, and lox and nova salmon. The Company markets other complementary specialty food products, such as cream cheese with salmon, shrimp cocktail, horseradish, cocktail, tartar sauces and salad dressings, all of which it purchases from third party food producers and markets under the VITA brand name pursuant to co-packing arrangements, with the exception of the salad dressing products, which are now produced by the Company's subsidiary. Historically, the Company has increased its sales through acquisitions that have enabled the Company to add new product lines and expand its existing product lines. The Company markets and, in some cases, also produces related specialty food products under other brand names, some of which are recognized regional brand names, in certain regions of the country, that have been licensed to the Company.

      The Company significantly expanded its line of specialty food products in 2002 and 2001 with the acquisitions of The Halifax Group, Inc. ("Halifax") and the Virginia Honey Company, Inc. ("Virginia Honey") respectively. The Company has formed Vita Specialty Foods, Inc. as a wholly owned subsidiary and a separate business unit (the "Vita Specialty Foods Segment") to consolidate the operations of Virginia Honey and Halifax (the Company's operations conducted separately from the operations of the Vita Specialty Foods Segment are referred to herein as the "Vita Segment"). Virginia Honey specializes in processing and marketing, under the VIRGINIA BRAND name, honey, salad dressings, sauces, jams and jellies and gift basket products. Halifax produces and markets, under its Oak Hill Farms(R) brand name a line of salad dressings, gourmet sauces, and beverages and, under its Scorned Woman(R) brand name, a line of hot sauce based products. In addition, through its acquisition of Halifax, the Company has brand name product licensing agreements with JIM BEAM(R), DRAMBUIE(R), HBO(R) and ALLIED DOMECQ for the brand names KAHLUA(R) and COURVOISIER(R), under which the Company produces and markets various cooking sauces, pasta sauces, steak sauces, marinades and other gourmet related products. As a result of these acquisitions, the Company is leveraging its sales and distribution network to provide national exposure to the products of the Vita Specialty Foods Segment. The Company also expects to introduce new products with a goal of enhancing the aforementioned brand names under VITA and the Vita Specialty Foods Segment.

COMPANY BACKGROUND

      The Company was originally incorporated as Vita Food Products, Inc. in 1928. In 1968, Brown and Williamson Tobacco Company, a British company, purchased the Company. The Company was then acquired by Dean Foods Company in 1978. In 1982, Mr. Stephen D. Rubin and Mr. Clark L. Feldman, on behalf of an investor group (the "Investors"), negotiated the acquisition of the Company from Dean Foods Company and became the Company's largest shareholders. On September 20, 1996, the Company reincorporated in the State of Nevada through a merger of Vita Food Products, Inc., an Illinois corporation ("Vita-Illinois"), and V-F Acquisition, Inc., an Illinois corporation that was the largest shareholder of Vita-Illinois, into the Company, a Nevada corporation formed for the purpose of effecting the reincorporation. On January 23, 1997, the Company completed an initial public offering of shares of its common stock, par value $.01 per share ("Common Stock"), and redeemable common stock purchase warrants, which expired in 2002, resulting in net proceeds before expenses of approximately $4.1 million.

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

      Effective November 1, 2002 the Company acquired 100% of the outstanding shares of capital stock of Halifax. The results of Halifax have been included in the Company's consolidated financial statements since the effective date as part of the Vita Specialty Foods Segment. Halifax specialized in product development and marketing of its wide range of food products. The product list includes salad dressings, barbeque sauce, steak sauce, gourmet sauces, hot sauces and gift basket related items. In addition, Halifax developed and marketed food products through licensing agreements with well-recognized brands such as JIM BEAM(R), HBO(R) (based on the restaurateur ARTIE BUCCO(TM) in THE SOPRANO'S(R)), and DRAMBUIE(R). Halifax operations were run in a production facility and warehouse in Georgia, until late in 2003 when operations were moved to the Company's Martinsburg, West Virginia plant.

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

CERTAIN FINANCIAL INFORMATION

      See Note 12 in "Item 8. Financial Statements" for information regarding revenues from external customers, profit and total assets of each of the Company's business segments.

VITA SEAFOOD SEGMENT PRODUCTS

      HERRING

      The Company, generally using the best available grade of ocean herring, cures the herring and mixes the cured herring with a variety of high quality spices, wines and other ingredients according to the Company's proprietary formulations to produce a number of herring products. These products are then either packaged in vacuum-sealed glass jars to preserve flavor for sale to Supermarkets or packaged in bulk containers for sale to Institutional Purchasers. Herring is a traditional Eastern European and Scandinavian staple, being one of the most widely consumed fish in the world. In the United States, however, herring is more of a specialty product that is served at parties or holiday gatherings. Herring products are often served as appetizers, part of a buffet, between-meal snacks or an ingredient in salads. The Company's most popular herring products are its "VITA Herring Party Snacks" and "VITA Herring in Sour Cream." The Company also sells a variety of other herring products under the VITA and ELF brand names. Sales of herring products represented 28%, 32% and 42% of total consolidated sales revenues for the years ending December 31, 2003, 2002 and 2001 respectively.

      SALMON

      The Company, using only premium and quality grades of salmon from Southeastern Alaska, Canada, Chile, and other regions, cures, smokes, and slices the salmon for most of its salmon products. The Company's retail salmon products are packaged and sold either refrigerated or frozen to Supermarkets. The institutional cured and smoked salmon products are packaged in bulk containers, including three-pound trays, and sold refrigerated or frozen to Institutional Purchasers. The Company introduced a new line of premium smoked Atlantic Salmon products, under the "ATLANTIC BAY CLASSIC" name with the VITA logo, in the fourth quarter of 2001. This product line is processed in Chile by a third party pursuant to a co-packing arrangement. Salmon consumption has been increasing over the past five years and salmon now represents one of the most popular types of seafood consumed in the United States. The Company's salmon products are generally served as part of buffets at parties, particularly during the Christmas holiday season, or as a traditional brunch item with bagels. The salmon products are also served as appetizers at formal parties and are being more frequently used as light meals. The Company's salmon products include "VITA Lox Salmon," "VITA Nova Salmon," and "VITA Peppered Salmon," "Atlantic Bay Classic Salmon," "VITA Salmon Burger," "VITA Marinated Salmon," and "VITA Salmon Spread". Sales of salmon products represented 24%, 30% and 35% of total consolidated sales revenues for the years ending December 31, 2003, 2002 and 2001 respectively.

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

VITA SPECIALTY FOODS SEGMENT PRODUCTS

      SALAD DRESSINGS

      The Company manufactures and markets three premium lines of salad dressings. One line is under the VIRGINIA BRAND name and is sold in the grocery section. The second line is under the OAK HILL FARMS name and is also sold in the grocery section. The third line, which has been developed since the acquisition of Virginia Honey, is under the VITA brand name and is sold as refrigerated. All salad dressing flavors feature the finest ingredients available and most contain the ingredient Vidalia(R) Onion. While all of the dressings boast premium quality and taste, some also feature no cholesterol, low fat, low carbohydrates, and low calories. The Company's customers are mainly Supermarkets. Sales of salad dressings represented 21%, 19% and 9% of total consolidated sales revenues for the years ending December 31, 2003, 2002 and 2001 respectively.

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

      SPECIALTY PRODUCTS

      The Company manufactures and sells marinades, steak sauce, hot sauces, pasta sauce and other gourmet cooking sauces. These products are marketed by the Company under the OAK HILL FARMS and

SCORNED WOMAN brand names and under licensing agreements from JIM BEAM(R), DRAMBUIE(R), HBO(R), KAHLUA(R) and COURVOISIER(R).

      In addition, the Company sells a wide array of other products including marinades, steak sauce, hot sauces, molasses, baking mixes, syrups, condiments, cider, mustard, jams, jellies, and preserves. These products are marketed by the Company under the VIRGINIA BRAND name, but produced by third parties pursuant to co-packing arrangements.

NEWER PRODUCTS

      The Company's newer products are those being introduced currently and during the past year and are developed by the Company, acquired through acquisitions of other companies, or marketed under co-packing arrangements or distribution agreements.

      The Company has expanded the ARTIE BUCCO(TM) line of products, based on the restaurateur in the HBO(R) television series, THE SOPRANOS(R), by adding a spicy marinara sauce, barbeque and steak sauces and the JIM BEAM(R) line of products to include four additional flavored marinades. The products were made available during 2003 and are being distributed to Supermarkets and other outlets.

      The Company signed a licensing agreement in 2003 with Allied Domecq to manufacture and distribute a new line of KAHLUA(R) and COURVOISIER(R) branded sauces and flavored beverage concentrates. The products will be made available during the second quarter of 2004 to gourmet stores and other specialty outlets.

      The Company has capitalized on its national distribution network and the strong recognition of the VITA brand name to generate sales of these products. In order to introduce these products, the Company has incurred costs for development and distribution, which are significant relative to sales levels at the time of introduction. It is expected that as sales of these products grow, the development and distribution costs will decline on a relative basis.

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

      In addition to the Company's four facilities, the Company also stores and distributes its products through over 15 warehouse facilities owned by third parties, which are located throughout the United States.

CUSTOMERS

      The Company's customers include large regional supermarket chains, wholesale clubs and gourmet shops throughout the country and in Canada and Mexico. The Company's products sold under the VITA and VIRGINIA BRAND names are particularly well known on the eastern seaboard.

      The Company's two largest customers represented 19% and 13% of its net sales in 2003, 19% and 12% in 2002 and 12% and 9% in 2001, respectively. The Company does not have a long-term contractual relationship with either customer. The Company believes the loss of either of these customers would have a material adverse affect on the Company's business, financial condition and results of operations. To this point, during 2003, Vita seafood's largest customer discontinued a Vita seafood product resulting in a material impact to the Company's financial results for the year. However, the Company is taking steps to recover this business. The Company believes that its present working relationships with these customers that have been built up over time, are likely to continue.

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

FOREIGN SALES

      The Company had sales to foreign countries totaling $1,658,000 during 2003.

PRODUCT RETURN POLICY

      The Vita seafood segment of the Company guarantees the sale of most of its products sold in Supermarkets, excluding warehouse clubs, which sales represent approximately 72% of that segment's sales. This guarantee helps ensure that consumers receive fresh products. Under the guarantee, products not sold before the expiration date are either returned to the Company through its food brokers or are disposed of by the Supermarkets or food distributor. A credit is then issued to the Supermarket or food distributor. The Company provides a reserve that is recorded concurrently with the sale. The Company believes, based on its historical return rates, which have been fairly consistent over the past several years, that this reserve is adequate to recognize the cost of all foreseeable future product return credits associated with previously recognized revenues.

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

      VITA SEAFOOD SEGMENT

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

      VITA SPECIALTY FOODS SEGMENT

      Through its acquisitions of Virginia Honey and Halifax, the Company also acquired the federally registered trademarks "VIRGINIA BRAND", "OAK HILL FARMS" and "SCORNED WOMAN". In addition, the Company is now producing and marketing products under various third-party licensing agreements. The Company believes that the brand names of JIM BEAM(R), DRAMBUIE(R), KAHLUA(R), COURVOISIER(R) and the recognition brought to the ARTIE BUCCO(TM) food product line from the HBO(R) television series THE SOPRANOS(R) can attract consumer attention in a highly competitive marketplace. The Company believes these licensing agreements can provide opportunities within the Company's national sales and distribution network to add significant sales growth. The Company plans to explore the use of additional brand names through third-party licensing agreements as part of its overall strategy. The Company is not aware of any names or marks, which infringe any of those the Company uses. Although the Company sells products under a number of other brand and trade names, such other brand or trade names are not material to the Company's marketing strategy. The Company also uses various recipes and proprietary formulations in its products, which it maintains as trade secrets. The Company does not believe its business is otherwise dependent upon any patent, license, trademark, service mark or copyright.

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

EMPLOYEES

      At December 31, 2003, the Company had 170 full-time employees. Additionally, up to 40 workers are hired on a temporary basis each year to meet seasonal production demands. At the Chicago Illinois plant, except for supervisors, all production employees are represented by the Local 546 United Food & Commercial Workers, International Union and maintenance employees are represented by the Local 399 International Union of Operating Engineers. The Company has not experienced any work stoppages since the Company was acquired by the Investors in 1982. The Company considers its relations with its employees to be good.

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

      Vita Specialty Foods, operations and production facility, from which such operations are conducted, are under license by the Department of Alcohol, Tobacco and Firearms (the "ATF"), subject to extensive federal laws and regulations based on Vita Specialty Foods' use of alcohol as an ingredient in a number of its food products. The Company believes that its current products and processes and reporting requirements satisfy all applicable regulations set forth by ATF and its licensing provisions.

SEASONALITY

      See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Seasonality; Quarterly Results."

ITEM 2. PROPERTIES.

      The Company produces, packages, stores, and distributes its herring and salmon products at the Company-owned facility located in Chicago, Illinois. The Company's facility is located on 125,600 square feet of land. The facility contains approximately 82,200 square feet of space, including approximately 65,000 square feet of production space, approximately 13,900 square feet of refrigerated storage space, and approximately 3,300 square feet of office space. LaSalle National Bank of Chicago has a mortgage on this facility.

      The Company produces, packages, stores, and distributes its VITA and VIRGINIA BRAND salad dressing products and its OAK HILL FARMS, JIM BEAM(R) Brand, DRAMBUIE(R) Brand, ARTIE BUCCO(TM) Brand and SCORNED WOMAN Brand of products ranging from salad dressing, cooking sauces, pasta sauces, hot sauces and beverage products at a leased facility located in Martinsburg, West Virginia. The Company's facility is located on 8.75 acres of land. The facility contains approximately 68,000 square feet of space, including approximately 62,300 square feet of production space, and approximately 5,700 square feet of office space.

      The Company processes, packages, stores, and distributes its honey products at a leased facility located in Berryville, Virginia. The Company's facility is located on 6.25 acres of land. The facility contains approximately 24,000 square feet of space, including approximately 23,250 square feet of production space, and approximately 750 square feet of office space.

      The Company also stores certain raw materials and finished goods in its leased warehouse of approximately 25,000 square feet of space in Lithonia, Georgia.

      The Company believes that its current facilities provide sufficient capacity for its needs.

ITEM 3. LEGAL PROCEEDINGS.

      The Company is not currently involved in any material pending legal proceedings and is not aware of any material legal proceedings threatened against it.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      No matters were submitted to a vote of security holders during the fourth quarter 2003.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

      The Company's Common Stock began trading on the Chicago Stock Exchange on January 17, 1997, and on the American Stock Exchange on May 12, 1997, under the symbol "VSF". The Company believes that as of March 20, 2004 there were approximately 400 beneficial holders of the Company's Common Stock.

      The Company has never paid a cash dividend on its Common Stock and currently anticipates that all of its earnings will be retained for use in the operation and expansion of its business. The Company's revolving and term loan facilities restrict the Company's ability to pay dividends. See Note 3 to "Item 8. Financial Statements."

      The following table sets forth the high and low sales prices per share for the Common Stock of the Company for each quarter within fiscal years 2003 and 2002.

               Quarter               High     Low
               -----------------   ------   ------
               1st - 2003          $ 4.30   $3.86
               2nd - 2003            5.75    3.99
               3rd - 2003            8.25    5.00
               4th - 2003           13.91    5.91

               1st - 2002            5.99    3.41
               2nd - 2002            8.50    3.50
               3rd - 2002            6.45    4.55
               4th - 2002            5.69    3.90

                      EQUITY COMPENSATION PLAN INFORMATION

Plan Category                  Number of securities to be    Weighted-average exercise      Number of securities
                                issued upon exercise of        price of outstanding       remaining available for
                                  outstanding options,         options, warrants and       future issuance under
                                  warrants and rights                 rights             equity compensation plans
                                                                                           (excluding securities
                                                                                          reflected in column (a))
                                          (a)                           (b)                         (c)
----------------------------   --------------------------    -------------------------   -------------------------
Equity compensation plans
approved by security holders            314,400                        $3.52                      216,484

Equity compensation plans
not approved by security
holders                                       0                            0                            0

Total                                   314,400                        $3.52                      216,484

ITEM 6. SELECTED FINANCIAL DATA.

In thousands, except per share data

YEAR ENDED DECEMBER 31,                         2003           2002(2)         2001(1)         2000           1999

  NET SALES                                   $50,930          $42,863         $31,982       $25,127        $22,966
  OPERATING INCOME                              2,502            2,915           2,099         1,104            904
  OPERATING MARGIN                              4.90%            6.80%           6.56%         4.39%          3.94%
  NET INCOME                                    1,048            1,446           1,156           722            310
  BASIC EARNINGS PER SHARE                       0.28             0.39            0.31          0.19           0.08
  DILUTED EARNINGS PER SHARE                     0.27             0.38            0.31          0.19           0.08
  CASH                                            125               46             529            14             53
  TOTAL ASSETS                                 29,084           26,542          20,068        12,189         10,597
  LONG-TERM DEBT (LESS CURRENT
    MATURITIES)                                17,685           14,416           7,112         5,593          4,376
  SHAREHOLDERS' EQUITY                          7,192            5,993           4,430         3,267          2,531

(1) Includes the results of Virginia Honey since the effective acquisition date of July 1, 2001.

(2) Includes the results of Halifax since the effective acquisition date of November 1, 2002.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

RESULTS OF OPERATIONS COMPARISON OF THE YEAR ENDED DECEMBER 31, 2003 AND THE YEAR ENDED DECEMBER 31, 2002

REVENUES. Net sales for the year ended December 31, 2003 were $50,930,000 compared to $42,863,000 for the same period in 2002, an increase of $8,067,000 or 18.8%. This increase is attributable to a gain by Vita Specialty Foods of $8,947,000 or 60.1%, which is largely due to the first full year inclusion of sales resulting from the Halifax business acquisition. This large increase was reflected in all the Vita Specialty Foods segment's major product lines including salad dressings/marinades $2,898,000; honey/molasses $2,146,000; hot filled sauces and resale items $4,674,000; partially offset by higher returns and allowances of $771,000. This increase from Vita Specialty Foods was partially offset by a sales decline of $880,000 or 3.1% for the Vita seafood business, which was primarily the result of a 4.9% decrease in gross sales of salmon products. This salmon sales decrease was primarily attributable to one specific product. During the third quarter, Vita seafood's largest customer discontinued a Vita salmon product that resulted in a material impact to the Vita seafood results. The Company, in an effort to regain the business, has re-introduced the product to the customer. It is not known if this will result in the customer accepting the product back into its stores. However, the Company is pursuing other opportunities to increase its salmon business.

GROSS MARGIN. Gross margin for the year ended December 31, 2003 was $15,831,000 compared to $13,332,000 for the same period in 2002, an increase of $2,499,000 or 18.7%. This increase is attributable to a gain by Vita Specialty Food of $3,599,000 or 79.2% with a decline of $1,100,000 or 12.5% attributable to Vita seafood. As a percentage of net sales, gross margin totaled 31.1%, which equaled the prior year result. The Vita Specialty Foods gross margin as a percentage of net sales was 34.3%, up from the 30.8% prior year result due to lower raw honey cost and the volume efficiencies resulting from the higher sales. Vita seafood's gross margin as a percentage of net sales decreased to 28.2% in 2003 from 31.3% in 2002, primarily due to the higher cost of raw salmon and due to $210,000 of reduced gross profit, after tax, as a direct result of the product discontinuation discussed in the above section. The salmon costs have stabilized and the Company feels that no significant changes will be experienced in the near future.

OPERATING EXPENSES. Selling, marketing, distribution and administrative expenses for the year ended December 31, 2003 were $13,328,000 compared to $10,417,000 for the same period in 2002, an increase of $2,911,000 or 27.9%. As a percentage of net sales, these expenses increased to 26.2% from 24.3% for the same period in 2002. Vita Specialty Foods accounted for $2,737,000 of the increase with the remaining $174,000 attributable to Vita seafood. Of this increase, $2,255,000 was attributable to selling and marketing reflecting higher brokers' commissions and royalties of $405,000, higher salespersons' compensation of $656,000, largely as a result of hiring additional sales staff, travel and corporate shows of $321,000 along with higher advertising and promotion expenses of $469,000 and higher freight and distribution of $404,000; the remaining $656,000 of the increase reflects higher administrative spending, primarily for employment related expenses of $254,000; professional expenses of $132,000 and higher supplies, rent and utilities associated with the addition of an office in Atlanta totaling $185,000.

INTEREST AND OTHER EXPENSE. Interest and other expense, net, for the year ended December 31, 2003 was $752,000 compared to $602,000 for the same period in 2002, an increase of $150,000 or 24.9%. This increase was primarily attributable to the additional borrowings as detailed in Note 3 of "Item 8. Financial Statements", partially offset by lower effective interest rates.

INCOME TAXES. A tax expense for the year ending December 31, 2003 of $702,000 or 40% of pretax income was recognized, compared to $867,000 or 38% of pretax income during 2002. The majority of this tax expense is deferred.

NET INCOME. As a result of the operating results discussed above, net income for the year ended December 31, 2003 was $1,048,000 or $0.28 per share on a basic per share basis and $0.27 per share on a diluted basis; this compares to net income of $1,446,000 or $0.39 per basic share and $0.38 per diluted share for the same period in 2002, a 27.5% decrease totaling $398,000 or $0.11 per share, on both a basic and diluted basis.

RESULTS OF OPERATIONS COMPARISON OF THE YEAR ENDED DECEMBER 31, 2002 AND THE YEAR ENDED DECEMBER 31, 2001

REVENUES. Net sales for the year ended December 31, 2002 were $42,863,000 compared to $31,982,000 for the same period in 2001, an increase of $10,881,000 or 34%. Of this increase, $8,958,000 is attributable to Vita Specialty Foods. The balance of the sales increase, or $1,923,000 was attributable to Vita and represents a 7% increase over the previous year. This increase in sales of the Vita product line was a result of a 2% increase for herring products, a 16% increase for salmon products, a 12% decrease for other specialty products with sales returns remaining substantially constant compared to the prior year. Management believes these increases are consistent with nationwide increases in demand for similar products.

GROSS MARGIN. Gross margin for the year ended December 31, 2002 was $13,332,000 compared to $10,001,000 for the same period in 2001, an increase of $3,331,000 or 33.3%. Vita Specialty Food accounted for $2,544,000 of this increase with the remaining $787,000 attributable to Vita. As a percentage of net sales, Vita Specialty Food's gross margin was 30.8%. Vita's gross margin was 31.3% in 2002 versus 30.6% in 2001, an increase of 0.7%. This increase in the gross margin percentage was attributable to a combination of decreased costs for raw fish, a sales mix shift toward higher margin products and successful programs resulting in a reduction in the costs associated with product returns.

OPERATING EXPENSES. Selling, marketing, distribution and administrative expenses for the year ended December 31, 2002 were $10,417,000 compared to $7,902,000 for the same period in 2001, an increase of $2,515,000 or 31.8%. As a percentage of net sales, these expenses decreased slightly to 24.3% from 24.7% for the same period in 2001. Vita Specialty Food accounted for $2,214,000 of the increase with the remaining $301,000 attributable to Vita and representing a 4.6% increase. Of this increase in Vita's expenses, $90,000 was attributable to selling and marketing where higher brokers commissions and salesmen compensation, largely as a result of hiring additional sales staff, along with higher advertising and promotion expenses were partially offset by lower spending in most other categories; the remaining $211,000 of the increase reflects higher administrative spending, primarily for employment related expenses of $82,000 and professional fees of $108,000.

INTEREST AND OTHER EXPENSE. Interest and other expense, net, for the year ended December 31, 2002 was $602,000 compared to $562,000 for the same period in 2001, an increase of $40,000 or 7.1%. This increase was primarily attributable to the additional borrowings as detailed in Note 3 of "Item 8. Financial Statements", partially offset by lower effective interest rates.

INCOME TAXES. The net operating loss carryforward, which has been used in prior years' to totally offset federal income tax, became fully exhausted during 2002. Consequently a tax expense for the year ending December 31, 2002 of $867,000 or 38% of pretax income was recognized, compared to $382,000 or 25% of pretax income during 2001. The majority of this tax liability is deferred. In 2001 the company used a portion of the net operating loss carry forward to offset income taxes.

NET INCOME. As a result of the operating results discussed above, net income for the year ended December 31, 2002 was $1,446,000 or $0.39 per share compared to net income of $1,156,000 or $0.31 per share for the same period in 2001, a 25.1% increase totaling $290,000 or $0.08 per share, for basic. Net income represented $0.38 per share in 2002 on a diluted per share basis, an increase of $0.07 per share over the 2001 results.

SEASONALITY; QUARTERLY RESULTS

NET SALES INFORMATION

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

                                NET SALES
               ---------------------------------------------
                 FIRST      SECOND       THIRD      FOURTH
YEAR            QUARTER     QUARTER     QUARTER     QUARTER
------------   ---------   ---------   ---------   ---------
                              (in thousands)
1999 .......    5,380       4,200       5,257       8,129
2000 .......    6,218       4,757       5,434       8,718
2001 .......    6,220       5,027       8,477(1)   12,259(1)
2002 .......   10,067(1)    8,785(1)    9,292      14,719(2)
2003 .......   12,957(2)   12,855(2)   11,651(2)   13,467

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

(2) Includes the results of Halifax since the effective acquisition date of November 1, 2002. The inclusion of the acquisition accounted for $959,000 of the 2002 quarter four sales increase compared to that quarter in the previous year; $1,427,000, $3,496,000 and $1,574,000 of the 2003 quarters one, two and three sales increases respectively compared to the same quarters of the previous year.

NET INCOME INFORMATION

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

                          NET INCOME (LOSS)
               ----------------------------------------
                FIRST    SECOND      THIRD     FOURTH
YEAR           QUARTER   QUARTER    QUARTER    QUARTER
------------   -------   --------   --------   --------
                           (in thousands)
1999 .......    (43)      (143)        76        420(1)
2000 .......     44       (110)       (89)       878(2)
2001 .......     59        (88)       295(3)     891(3)
2002 .......    304(3)     132(3)     208        802
2003 .......    307        320        145        276

(1) Includes a non-recurring charge of $236,000 to write off costs related to a suspended acquisition.

(2) Includes a net expense reduction of $57,000 as a result of a settlement with the Metropolitan Water Reclamation District.

(3) Includes the results of Virginia Honey since the effective acquisition date of July 1, 2001. The inclusion of this acquisition accounted for $80,000 of the 2001 quarter three net income increase compared to that quarter in the previous year, $267,000 of the 2001 quarter four net income increase compared to that quarter in the previous year, $206,000 of the 2002 quarter one net income increase compared to that quarter in the previous year and $173,000 of the 2002 quarter two net income increase compared to that quarter of the previous year. The remaining increase is attributable to Vita.

      The Company has in the past and expects in the future to experience significant fluctuation in quarterly operating results. As the tables indicate, historically the Company's net sales and net income have typically been the highest in the fourth quarter of each year. The Company's business is seasonal because its sales volume increases significantly during the Christmas holiday season and, to a lesser extent, during other holidays in the fall and spring and periods of colder weather in certain sections of the country. Certain of these holidays, including Passover, Easter, Yom Kippur and Rosh Hashanah, may fall in different quarters in different years and could cause the quarterly operating results to fluctuate in the future. However, the Company believes that through the Vita Specialty Food acquisitions and the introduction of new non-seasonal or counter-seasonal products, it can, over time, reduce the variability in its quarterly operating results by increasing sales during the second and third quarters of each year.

LIQUIDITY AND CAPITAL RESOURCES

WORKING CAPITAL

      At December 31, 2003, the Company had $10,510,000 in working capital, compared to $6,489,000 at December 31, 2002, an increase of $4,021,000 or 62%. As a result, the current ratio improved to 3.5 to 1.0 from 2.1 to 1.0. Of this increase, $1,698,000 is attributed to a combined increase in accounts receivable and inventory; an additional $1,502,000 was provided by a reduction in accounts payable and accruals. Vita Specialty Foods accounted for substantially all of the increase in accounts receivable and inventory as large year-end sales contributed to higher open customer balances and large orders scheduled to ship in the first half of 2004 resulted in higher stocking levels. The majority of the reduction in accounts payable and accrued liabilities also occurred with the Vita Specialty Foods operation as a result of the timing of the payments for honey procurement. An additional $651,000 of working capital was provided by the reduction in the current portion of long-term debt, the majority of which was due to the reduction of monthly term loan installments occurring as a result of the new debt agreement as discussed below in Note 3 of "Item 8. Financial Statements."

THIRD PARTY FINANCING

      At December 31, 2003, the Company had $125,000 in cash, a revolving credit facility of $8,500,000 and term facilities totaling $9,500,000 and consisting of a $6,500,000 facility that represents the Company's long term borrowing and a six year $3,000,000 facility that is not currently being utilized. The revolving loan facility matures August 31, 2005 and the term loan is payable in monthly installments of $54,000 through July 31, 2008, with a balloon payment of $3,368,000 due on August 31, 2008. Amounts outstanding under the revolving facility and the term facilities at December 31, 2003 were $8,291,000 and $6,284,000, respectively. According to the terms of the loan agreement, the interest rates on these facilities are subject to adjustment at certain predetermined dates based upon the Funded Debt to EBITDA ratio as each such term is defined in the loan agreement. The loan agreement contains customary representations, warranties, and covenants; at December 31, 2003, the Company was in compliance with these covenants.

AMOUNTS OWED PURSUANT TO ACQUISITION

      The Stock Purchase Agreement, including its Amendments, for Virginia Honey provides for future payments to the former owner based upon 20% of five times the average quarterly EBITDA less certain debt obligations of Virginia Honey, for the period from January 1, 2001 through December 31, 2002. The present value of this calculation resulted in $798,000 and has been recorded as a liability at December 31, 2003. The payment is due to be paid on April 1, 2005. The remaining payments under the Stock Purchase Agreement to the former owner of Virginia Honey and the payments per the merger agreement to the former owner of Halifax will be based on the earnings of Vita Specialty Foods, reflecting the combined earnings of Halifax and Virginia Honey. There are two periods of measurement remaining, the first covers January 1, 2003 until December 31, 2005 and the second covers January 1, 2006 until December 31, 2007. The potential payments remaining under the Virginia Honey Stock Purchase Agreement and the Halifax merger agreement are estimated at a net present value of $1.9 million. See Note 11 of "Item 8. Financial Statements" for a further discussion of the earnout payments.

CONTRACTUAL OBLIGATIONS

      The aggregate amount of long-term debt maturing by year is presented in the table below.

      During 2003, the Company incurred rental expense of approximately $562,000, primarily due to operating leases for the facilities in Martinsburg, West Virginia; Berryville, Virginia and Atlanta, Georgia and for equipment at the herring and salmon product processing facility in Chicago, Illinois. Future commitments under all operating leases are presented in the table below.

      In connection with the Halifax acquisition, the Company acquired the licensing rights to various brand names. Along with these rights, the Company has assumed the commitment to make minimum royalty payments under the terms of these licensing agreements. These agreements fully expire in 2006 and the commitments are presented in the table below.

                                            PAYMENTS DUE BY PERIOD
     CONTRACTUAL OBLIGATIONS                    (in thousands)
                                -----------------------------------------------
                                                                           2007
                                                                            AND
                                 TOTAL      2004     2005      2006      BEYOND
                                -------   -------   -------   -------   -------
LONG-TERM DEBT                  $18,465   $   780   $ 9,877   $ 1,100   $ 6,708
OPERATING LEASES                  4,757       432       407       397     3,521
LICENSING ROYALTIES                 844       370       414        60         0
                                -------   -------   -------   -------   -------
TOTAL CONTRACTUAL OBLIGATIONS   $24,066   $ 1,582   $10,698   $ 1,557   $10,229

      The ratio of long-term debt-to-total capitalization was 71% at December 31, 2003 and December 31, 2002. The Company believes its financial resources are adequate to fund its needs for at least the next twelve months.

CASH FLOW

CASH FLOWS FROM OPERATING ACTIVITIES. Net cash used by operating activities was $1,388,000 for the year ended December 31, 2003, compared to net cash provided of $1,857,000 for the year ended December 31, 2002. The $1,388,000 usage of operating cash was primarily a reflection of $1,248,000 increase in accounts receivable due to higher sales of the Vita Specialty Foods products; $529,000 increase in inventory, needed for planned higher first quarter 2004 sales, especially at Vita Specialty Foods; $1,284,000 lower accounts payable due to the timing of payments especially for honey purchases; $501,000 of lower accrued expenses largely due to lower accrued salaries and bonuses and $145,000 of higher prepaid expenses primarily reflecting higher supplier rebates due. These balance sheet uses of operating cash were partially offset by operating cash sources totaling $2,319,000 and representing net income and depreciation plus a net increase in income tax liabilities.

The cash used during the year ended December 31, 2003 compares with $1,857,000 of operating cash provided during 2002. During 2002, $2,218,000 was provided by net income before depreciation less the net decrease in income tax liabilities, augmented by a $383,000 decrease in accounts receivable and $509,000 net increase in accounts payable and accrued expenses. These items were partially offset by increased inventory and prepaids totaling $1,253,000.

CASH FLOWS FROM INVESTING ACTIVITIES. Net cash used in investing activities was $1,173,000 and $1,490,000 for the years ended December 31, 2003 and 2002 respectively. During the most recent year, this cash was used primarily for capital additions of $1,136,000. During the year ended December 31, 2002, this cash was used primarily for capital additions of $1,245,000 and the acquisition of Halifax, net of cash acquired, totaling $244,000. The capital expenditures for the most recent year were used primarily for production equipment at both the Chicago and the Martinsburg facilities and similar usages are anticipated for the year ending December 31, 2004.

CASH FLOWS FROM FINANCING ACTIVITIES. Net cash provided by financing activities was $2,640,000 for the year ended December 31, 2003, compared to cash used of $851,000 for the year ended December 31, 2002. The most recent year activity includes $151,000 of cash provided from stock and stock option purchases plus $2,489,000 from additional net borrowing. There was net borrowing during 2003 primarily, as discussed above, due to the cash used in operating and investing activities. During 2002, the cash provided by operating activities more than covered the investing activities and thus, cash became available to pay down the bank debt.

INFLATION

      Inflation has historically not had a material effect on the Company's operations.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

      In January 2003, FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities ("FIN 46"). In general, a variable interest entity is a corporation, partnership, trust or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or
(b) has equity investors that do not provide significant financial resources for the entity to support its activities. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The Company adopted the provisions of FIN 46 effective February 1, 2003 and such adoption did not have a material impact on its consolidated financial statements since it currently has no variable interest entities. In December 2003, the FASB issued FIN 46R with respect to variable interest entities created before January 31, 2003, which among other things revised the implementation date to the first fiscal year or interim period ending after March 15, 2004, with the exception of Special Purpose Entities ("SPE"). The consolidation requirements apply to all SPE's in the first fiscal year or interim period ending after December 15, 2003. The Company adopted the provisions of FIN 46R effective December 31, 2003 and such adoption did not have a material impact on its consolidated financial statements since it currently has no SPE's.

      In April 2003, FASB issued Statement of Financial Accounting Standards No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities ("SFAS 149"). SFAS 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS 133. SFAS 149 is effective for contracts and hedging relationships entered into or modified after June 30, 2003. The Company adopted the provisions of SFAS 149 effective June 30, 2003 and such adoption did not have a material impact on its consolidated financial statements since the Company has not entered into any derivative or hedging transactions.

      In May 2003, FASB issued Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity ("SFAS 150"). SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both debt and equity and requires an issuer to classify the following instruments as liabilities in its balance sheet:

      - A financial instrument issued in the form of shares that is mandatory redeemable and embodies an unconditional obligation that requires the issuer to redeem it by transferring its assets at a specified or determinable date or upon an event that is certain to occur;

      - A financial instrument, other than an outstanding share, that embodies an obligation to repurchase the issuer's equity shares, or is indexed to such an obligation, and requires the issuer to settle the obligation by transferring assets; and

      - A financial instrument that embodies an unconditional obligation that the issuer must settle by issuing a variable number of its equity shares if the monetary value of the obligation is based solely or predominantly on (1) a fixed monetary amount, (2) variations in something other than the fair value of the issuer's equity shares, or (3) variations inversely related to changes in the fair value of the issuer's equity shares.

      In November 2003, FASB issued FASB Staff Position No. 150-3 ("FSS 150-3") which deferred the effective dates for applying certain provisions of SFAS 150 related to mandatorily redeemable financial instruments of certain non-public entities and certain mandatory redeemable non-controlling interests for public and non-public companies. For public entities, SFAS 150 is effective for mandatorily redeemable financial instruments entered into or modified after May 31, 2003 and is effective for all other financial instruments as of the first interim period beginning after June 15, 2003. For mandatorily redeemable non-controlling interests that would not have to be classified as liabilities by a subsidiary under the exception in paragraph 9 of SFAS 150, but would be classified as liabilities by the parent, the classification and measurement provisions of SFAS 150 are deferred indefinitely. The measurement provisions of SFAS 150 are also deferred indefinitely for other mandatorily redeemable non-controlling interests that were issued before November 4, 2003. For those instruments, the measurement guidance for redeemable shares and non-controlling interests in other literature shall apply during the deferral period. The adoption of FAS 150 did not have a material impact on the consolidated financial statements of the Company.

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

Revenue Recognition and Marketing Program Costs

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

Tax Assets and Liabilities

      The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the tax basis and financial reporting basis of certain assets and liabilities based upon currently enacted tax rates expected to be in effect when such amounts are realized or settled.

Acquisition and Exit Costs

      During the year ending December 31, 2003, the Company recorded $724,503 of costs relating to activities of pre-acquisition Halifax such as severance and related benefits; the cost of abandoned leaseholds and the costs to vacate previously leased facilities. These costs were accounted for under EITF 95-3, "Recognition of Liabilities in Connection with a Purchase Business Combination".

Goodwill Carrying Value

      In 2002, SFAS No. 142, "Goodwill and Other Intangible Assets" became effective and as a result, the Company assesses the impairment of goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors the Company considers important, which could trigger an impairment review include the following:

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

      When the Company determines that the carrying value of goodwill may not be recoverable based upon the existence of one or more of the above indicators of impairment, the Company will review for impairment under the provisions of SFAS 142.

      The provisions of SFAS 142 also required the completion of transitional impairment test for goodwill within 12 months of adoption, with any impairment treated as a cumulative effect of change in accounting principle. During the second quarter of 2002, the Company completed the transitional impairment test, which did not result in impairment of recorded goodwill.

      During the fourth quarter, the Company completed its annual impairment test, which did not result in impairment of recorded goodwill.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

      The Company is exposed to interest rate fluctuations, primarily as a result of its $18 million credit agreement (the "Credit Agreement") with interest rates subject to market fluctuations. The Company does not currently use derivative instruments to alter the interest rate characteristics of any of its debt. The Credit Agreement includes a revolving line of credit with a bank, which at December 31, 2003 bore interest at the prime rate minus 0.50% resulting in a 3.50% rate for a portion of the debt and at LIBOR plus 2.00% resulting in a 3.14% rate for another portion. This rate remains constant until December 31, 2004. On that date, the interest rate may be adjusted based upon certain financial covenants and may range from prime minus 0.50% to LIBOR plus 1.75% or, to LIBOR plus 2.25%. In addition, the Credit Agreement includes two term loan facilities, one of which is active, and which at December 31, 2003 bore interest at the prime rate minus 0.50% resulting in a 3.50% rate for a portion of the debt and at LIBOR plus 2.25% resulting in a 3.39% rate for another portion. On December 31, 2004 the interest rate may be adjusted based on certain financial covenants, and may range from prime minus 0.50% to LIBOR plus 2.00% or, to LIBOR plus 2.50%. A 10% fluctuation in interest rates would not have a material impact on the Company's financial statements.

FORWARD-LOOKING STATEMENTS

      This annual report on Form 10-K, including "Description of Business," "Description of Property," "Legal Proceedings" and "Management's Discussion and Analysis of Financial Condition and Results of Operations", contains forward-looking statements within the meaning of the "safe-harbor" provisions of the Private Securities Litigation Reform Act of 1995. Such statements are based on management's current expectations and are subject to a number of factors and uncertainties which could cause actual results to differ materially from those described in the forward-looking statements. Such factors and uncertainties include, but are not limited to: (i) the impact of the level of the Company's indebtedness; (ii) restrictive covenants contained in the Company's various debt documents; (iii) general economic conditions and conditions in the retail environment; (iv) the Company's dependence on a few large customers; (v) relationships with retailers; (vi) price fluctuations in the raw materials used by the Company, particularly herring and salmon; (vii) competitive conditions in the Company's markets; (viii) the seasonal nature of the Company's business;
(ix) the Company's ability to execute its acquisition strategy; (x) fluctuations in the stock market; (xi) the extent to which the Company is able to retain and attract key personnel; (xii) relationships with key vendors; (xiii) consolidation of the Company's supplier base; (xiv) successful integration of Virginia Honey and Halifax and (xv) the impact of federal, state and local environmental requirements (including the impact of current or future environmental claims against the Company). As a result, the Company's operating results may fluctuate, especially when measured on a quarterly basis.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

      Listed below are the financial statements included in this part of the Annual Report on Form 10-K:

      (a)   Consolidated Financial Statements                           Page No.
            ---------------------------------                           --------

            Report of Independent
            Certified Public Accountants                                   20

            Consolidated Balance Sheets at December 31, 2003
            and at December 31, 2002                                       21

            Consolidated Statements of Income for the years
            Ended December 31, 2003, 2002 and 2001                         22

            Consolidated Statements of Shareholders' Equity for
            the years ended December 31, 2003, 2002 and 2001               22

            Consolidated Statements of Cash Flow for the years
            Ended December 31, 2003, 2002 and 2001                         23

            Notes to Consolidated Financial Statements                  24 - 38

            Schedule I - Valuation and Qualifying Accounts                 39

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors of
Vita Food Products, Inc.
Chicago, Illinois

We have audited the accompanying consolidated balance sheets of Vita Food Products, Inc. and Subsidiary, as of December 31, 2003 and 2002, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2003. We have also audited the schedule listed in the accompanying index. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Vita Food Products, Inc. and Subsidiary, at December 31, 2003 and 2002, and the results of their operations and cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States.

Also in our opinion, the schedule presents fairly, in all material respects, the information set forth therein.

                                                                BDO Seidman, LLP

Chicago, Illinois
February 13, 2004

CONSOLIDATED BALANCE SHEETS                             VITA FOOD PRODUCTS, INC.
                                                                  AND SUBSIDIARY

DECEMBER 31,                                                                                2003            2002
------------                                                                            ------------    ------------
ASSETS
Current Assets
     Cash                                                                               $    125,457    $     46,097
     Accounts receivable-trade, net of allowance for discounts, returns, and doubtful
       accounts of $301,000 in 2003 and $277,000 in 2002                                   6,544,521       5,325,254
     Inventories
         Raw material and supplies                                                         5,007,237       4,570,782
         Work in process                                                                     235,862         162,325
         Finished goods                                                                    1,975,413       2,006,554
     Prepaid expenses and other current assets                                               481,369         337,277
     Income tax receivable                                                                   347,684         174,318
                                                                                        ------------    ------------
Total Current Assets                                                                      14,717,543      12,622,608

Property, Plant and Equipment
     Land                                                                                     35,000          35,000
     Building and improvements                                                             2,489,828       2,452,260
     Leasehold improvements                                                                  308,646         706,181
     Machinery and office equipment                                                        9,733,439       8,674,011
                                                                                        ------------    ------------
                                                                                          12,566,913      11,867,452

     Less accumulated depreciation and amortization                                       (6,864,222)     (6,030,037)
                                                                                        ------------    ------------

Net Property Plant and Equipment                                                           5,702,691       5,837,415

Other Assets
     Goodwill                                                                              8,310,659       7,565,821
     Other assets                                                                            353,461         303,648
     Deferred income taxes                                                                         0         212,696
                                                                                        ------------    ------------
Total Other Assets                                                                         8,664,120       8,082,165
                                                                                        ------------    ------------

  Total Assets                                                                          $ 29,084,354    $ 26,542,188
                                                                                        ============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
     Current maturities of long-term obligations                                        $    780,390    $  1,430,933
     Accounts payable                                                                      2,299,580       3,583,391
     Accrued other expenses                                                                  900,891       1,119,116
     Deferred income taxes                                                                   226,304               0
                                                                                        ------------    ------------
Total Current Liabilities                                                                  4,207,165       6,133,440

Long-term Obligations, Less Current Maturities                                            17,684,931      14,415,776

Shareholders' Equity
     Preferred stock, $.01 par value, authorized 1,000,000 shares;  none issued
     Common stock, $.01 par value; authorized 10,000,000 shares; issued and
      outstanding 3,819,116 shares in 2003 and 3,773,895 shares in 2002                       38,191          37,739
     Additional paid in capital                                                            3,647,262       3,496,482
     Retained earnings                                                                     3,506,805       2,458,751
                                                                                        ------------    ------------

Total Shareholders' Equity                                                                 7,192,258       5,992,972
                                                                                        ------------    ------------
  Total Liabilities and Shareholders' Equity                                            $ 29,084,354    $ 26,542,188
                                                                                        ============    ============

                     See accompanying notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF INCOME                                              VITA FOOD PRODUCTS, INC.
                                                                                         AND SUBSIDIARY



YEAR ENDED DECEMBER 31,                                            2003            2002            2001
-----------------------                                            ----            ----            ----
Net Sales                                                  $ 50,930,474    $ 42,862,746    $ 31,981,733
Cost of Goods Sold                                           35,099,833      29,531,009      21,980,299
                                                           ------------    ------------    ------------
Gross Margin                                                 15,830,641      13,331,737      10,001,434

Selling and Administrative Expenses
  Selling, Marketing & Distribution                           8,738,409       6,483,715       5,057,905
  Administrative                                              4,590,003       3,933,045       2,844,391
                                                           ------------    ------------    ------------
  Total                                                      13,328,412      10,416,760       7,902,296
                                                           ------------    ------------    ------------
Operating Profit                                              2,502,229       2,914,977       2,099,138

Other (Income) Expense
     Interest Income                                               (399)           (441)           (657)
     Interest Expense                                           752,574         602,183         561,827
                                                           ------------    ------------    ------------
Income Before Income Tax Expense                              1,750,054       2,313,235       1,537,968
Income Tax Expense                                              702,000         867,000         381,839
                                                           ------------    ------------    ------------
Net Income                                                 $  1,048,054    $  1,446,235    $  1,156,129
                                                           ============    ============    ============

Basic Earnings Per Share                                   $       0.28    $       0.39    $       0.31
Weighted Average Common Shares Outstanding                    3,789,428       3,750,176       3,725,420

Diluted Earnings Per Share                                 $       0.27    $       0.38    $       0.31
Weighted Average Common Shares Outstanding                    3,925,681       3,854,462       3,753,780


CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY                                VITA FOOD PRODUCTS, INC.
                                                                                         AND SUBSIDIARY



                                          COMMON STOCK          ADDITIONAL    RETAINED
                                   -------------------------     PAID-IN      EARNINGS
                                      SHARES        AMOUNT       CAPITAL      (DEFICIT)        TOTAL
                                   -----------   -----------   -----------   -----------    -----------
Balance, at January 1, 2001          3,724,546   $    37,244   $ 3,372,906   ($  143,613)   $ 3,266,537

Proceeds from stock purchase and
stock option plans                       5,137            52         7,025                        7,077

Net Income                                                                     1,156,129      1,156,129
                                   -----------   -----------   -----------   -----------    -----------
Balance, at December 31, 2001        3,729,683   $    37,296   $ 3,379,931   $ 1,012,516    $ 4,429,743
                                   ===========   ===========   ===========   ===========    ===========

Balance, at January 1, 2002          3,729,683   $    37,296   $ 3,379,931   $ 1,012,516    $ 4,429,743

Proceeds from stock purchase and
stock option plans                      44,212           443       116,551                      116,994

Net income                                                                     1,446,235      1,446,235
                                   -----------   -----------   -----------   -----------    -----------
Balance, at December 31, 2002        3,773,895   $    37,739   $ 3,496,482   $ 2,458,751    $ 5,992,972
                                   ===========   ===========   ===========   ===========    ===========

Balance, at January 1, 2003          3,773,895   $    37,739   $ 3,496,482   $ 2,458,751    $ 5,992,972

Proceeds from stock purchase and
stock option plans                      45,221           452       150,780                      151,232

Net income                                                                     1,048,054      1,048,054
                                   -----------   -----------   -----------   -----------    -----------
Balance, at December 31, 2003        3,819,116   $    38,191   $ 3,647,262   $ 3,506,805    $ 7,192,258
                                   ===========   ===========   ===========   ===========    ===========

                                            See accompanying notes to consolidated financial statements



CONSOLIDATED STATEMENTS OF CASH FLOWS                                                                    VITA FOOD PRODUCTS, INC.
                                                                                                                   AND SUBSIDIARY



YEAR ENDED DECEMBER 31,                                                                          2003          2002          2001
-----------------------                                                                          ----          ----          ----
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                                                           $ 1,048,054   $ 1,446,235   $ 1,156,129
     Adjustments to reconcile net income to net cash (used in)
     provided by operating activities:
       Depreciation and amortization                                                          956,461       802,121       630,423
       Increase in deferred income tax liability                                              488,000       138,000       118,000
       Changes in assets and liabilities net of effects from purchase of subsidiary:
              (Increase) decrease in accounts receivable                                   (1,248,331)      382,793       124,555
              (Increase) decrease in  income tax assets                                      (173,366)     (168,318)      207,484
              (Increase) decrease in inventories                                             (528,851)   (1,305,668)    2,416,184
              (Increase) decrease in prepaid expenses and other current assets               (144,632)       52,298        20,040
              (Decrease) increase in accounts payable                                      (1,283,811)      651,639      (986,344)
              Decrease in accrued expenses                                                   (501,364)     (141,910)     (121,010)
                                                                                          -----------   -----------   -----------
  Net cash (used in) provided by operating activities                                      (1,387,840)    1,857,190     3,565,461

CASH FLOWS FROM INVESTING ACTIVITIES
       Capital expenditures                                                                (1,135,894)   (1,245,432)     (721,620)
       Payments for subsidiary net of cash acquired                                                 0      (243,531)   (4,641,495)
       Other assets                                                                           (37,286)         (703)       (7,307)
                                                                                          -----------   -----------   -----------
  Net cash used in investing activities                                                    (1,173,180)   (1,489,666)   (5,370,422)

CASH FLOWS FROM FINANCING ACTIVITIES
       Proceeds from stock purchase and stock option plans                                    151,232       116,994         7,077
       Net borrowings (payments) under revolving loan facility                              2,931,791     1,404,242    (1,628,005)
       Net payments on term loan facility                                                  (6,714,886)   (4,525,111)   (1,409,654)
       Proceeds from new term loan                                                          6,500,000     2,300,000     5,555,000
       Payments under capital lease obligations                                              (131,038)     (107,240)     (116,649)
       Deferred loan costs paid                                                               (96,719)      (39,665)      (87,928)
                                                                                          -----------   -----------   -----------
  Net cash provided by (used in) financing activities                                       2,640,380      (850,781)    2,319,841
                                                                                          -----------   -----------   -----------
Net increase (decrease) in cash                                                                79,360      (483,257)      514,880

Cash, at beginning of year                                                                     46,097       529,354        14,474
                                                                                          -----------   -----------   -----------
Cash, at end of year                                                                      $   125,457   $    46,097   $   529,354
                                                                                          ===========   ===========   ===========
Supplemental Disclosure of Cash Flow Information:
        Cash paid for interest                                                            $   737,316   $   600,587   $   671,060
        Income taxes                                                                      $   387,366   $ 1,014,900   $         0

Noncash Investing and Financing Activities:
        Additional purchase price payable related to the Virginia Honey Company (Note 3)  $         0   $   764,765   $         0

                                                                      See accompanying notes to consolidated financial statements


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

      REVENUE RECOGNITION AND MERCHANDISE RETURNS

      Revenue is recognized upon shipment of product to customers in fulfillment of customer orders. In accordance with industry practices, inventory is sold to customers often with the right to return or dispose if the merchandise is not sold prior to the expiration of its shelf life. In order to support the Company's products, various marketing programs are offered to customers which reimburse them for a portion or all of their promotional activities related to the Company's products. The Company regularly reviews and revises, when it deems necessary, estimates of costs to the Company for these marketing and merchandising programs based on estimates of what has been incurred by customers. Actual costs incurred by the Company may differ significantly if factors such as the level and success of the customers' programs or other conditions differ from expectations. Sales are reduced by a provision for estimated future returns, disposals and promotional expense.

      ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

      Accounts receivable are customer obligations due under normal trade terms. The Company sells products to distributors and retailers throughout the food industry. The Company performs continuing credit evaluations of its customers' financial condition.

      Senior management reviews accounts receivable on a regular basis to determine if any receivables will potentially be uncollectible. The Company provides an allowance sufficient to cover any accounts receivable balances that are potentially uncollectible, along with a general risk factor. After attempts to collect the receivable have failed and it is considered to be uncollectible it is written off against the allowance. Based on the information available, the Company believes the allowance for doubtful accounts as of December 31, 2003 to be adequate and not excessive. However, it is still possible that in the future, actual write offs may exceed the recorded balance.

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

      LONG-LIVED ASSETS

      The Company reviews the carrying values of its long-lived and identifiable intangible assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Any long-lived assets held for disposal are reported at the lower of their carrying amounts or fair value less cost to sell. As of December 31, 2003 there has been no impairment of long-lived assets.

      GOODWILL

      On January 1, 2002, the Company adopted SFAS No. 142 "Goodwill and Other Intangible Assets" ("SFAS 142"), which addresses the financial accounting and reporting standards for goodwill and other intangible assets subsequent to their acquisition. This accounting standard requires that goodwill no longer be amortized, and instead be tested for impairment on an annual basis.

      The provision of SFAS 142 requires the completion of a transitional impairment test within 12 months of adoption, with any impairment treated as a cumulative effect of change in accounting principle. During the second quarter of 2002, the Company completed the transitional impairment test, which did not result in impairment of recorded goodwill. During the fourth quarters of 2003 and 2002, the Company completed its annual impairment test, which did not result in impairment of recorded goodwill.

      The Company's acquisition of Virginia Honey was accounted for under SFAS 141, "Business Combinations". Accordingly, the Company did not have goodwill amortization expense in 2001 relating to this acquisition.

      The changes in the carrying amount of goodwill for the years ended December 31, 2003, 2002 and 2001 are as follows:

      Balance as of December 31, 2001                                $5,238,895

      Goodwill acquired during the year (Halifax acquisition)         1,562,161
      Additional purchase price payable related to
           Virginia Honey acquisition (see Note 3)                      764,765
                                                                     ----------
      Balance as of December 31, 2002                                $7,565,821
      Adjustment to the original Halifax purchase price allocation      744,838
                                                                     ----------
      Balance as of December 31, 2003                                $8,310,659

      The adjustment to the original Halifax purchase price allocation is primarily due to the exit costs of $725,000 (see Note 11), net of the tax effect of $317,000, an additional valuation allowance relating to the

      $267,000 deferred tax asset for the Halifax net operating loss (see Note
      4) and $70,000 relating to changes in estimates for inventory and accounts receivable reserves (see Note 11).

      ESTIMATES

      The accompanying financial statements include estimated amounts and disclosures based on management's assumptions about future events. Actual results may differ from those estimates.

      ADVERTISING

      Advertising costs are expensed as incurred and included in selling and marketing expenses and distribution expenses. Advertising expenses amounted to approximately $393,000, $370,000 and $343,000 in 2003, 2002 and 2001, respectively.

      SHIPPING AND HANDLING FEES

      The Company classifies shipping and handling costs billed to customers as revenue. Costs related to shipping are classified as part of selling, marketing and distribution and were $2,851,000, $2,447,000 and $2,422,000 in 2003, 2002 and 2001 respectively.

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

      The following is a reconciliation from basic earnings per share to diluted earnings per share for each of the last three years:

                                       Weighted
                                        Average
                               Net       Shares     Earnings
                            Income  Outstanding    Per share
                        ----------  -----------   ----------
2003
  Basic                 $1,048,054    3,789,428   $     0.28
  Effect of dilution:
     Stock options                      136,253
                        ----------    ---------   ----------
  Diluted               $1,048,054    3,925,681   $     0.27
                        ==========    =========   ==========
2002
  Basic                 $1,446,235    3,750,176   $     0.39
  Effect of dilution:
     Stock options                      104,286
                        ----------    ---------   ----------
  Diluted               $1,446,235    3,854,462   $     0.38
                        ==========    =========   ==========
2001
  Basic                 $1,156,129    3,725,420   $     0.31
  Effect of dilution:
     Stock options                       28,360
                        ----------    ---------   ----------
  Diluted               $1,156,129    3,753,780   $     0.31
                        ==========    =========   ==========

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

                                                           2003           2002           2001
                                                     ----------     ----------     ----------
Weighted average fair value per options granted      $     2.71     $     2.92     $     1.59

Significant assumptions (weighted average)
    Risk-free interest rate at grant date                   3.7%           4.4%           5.1%
    Expected stock price volatility                        0.72           0.74           0.75
    Expected dividend payout                                 --             --             --
    Expected option life (years)                              5              5              5

Net Income
    As reported                                      $1,048,054     $1,446,235     $1,156,129
    Deduct total stock based compensation expense
        (net of income taxes) determined under the
        fair value method                               (56,844)      (267,592)       (52,863)
                                                     ----------     ----------     ----------
    Pro forma                                        $  991,210     $1,178,643     $1,103,266
                                                     ==========     ==========     ==========

Basic earnings per share
    As reported                                      $     0.28     $     0.39     $     0.31
    Pro forma                                        $     0.26     $     0.31     $     0.30

Diluted earnings per share
    As reported                                      $     0.27     $     0.38     $     0.31
    Pro forma                                        $     0.25     $     0.31     $     0.29

RECENT ACCOUNTING PRONOUNCEMENTS

         In January 2003, FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities ("FIN 46"). In general, a variable interest entity is a corporation, partnership, trust or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or
(b) has equity investors that do not provide significant financial resources for the entity to support its activities. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The Company adopted the provisions of FIN 46 effective February 1, 2003 and such adoption did not have a material impact on its consolidated financial statements since it currently has no variable interest entities. In December 2003, the FASB issued FIN 46R with respect to variable interest entities created before January 31, 2003, which among other things revised the implementation date to the first fiscal year or interim period ending after March 15, 2004, with the exception of Special Purpose Entities ("SPE"). The consolidation requirements apply to all SPE's in the first fiscal year or interim period ending after December 15, 2003. The Company adopted the provisions of FIN 46R effective December 31, 2003 and such adoption did not have a material impact on its consolidated financial statements since it currently has no SPE's.

            In April 2003, FASB issued Statement of Financial Accounting Standards No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities ("SFAS 149"). SFAS 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS 133. SFAS 149 is effective for contracts and hedging relationships entered into or modified after June 30, 2003. The Company adopted the provisions of SFAS 149 effective June 30, 2003 and such adoption did not have a material impact on its consolidated financial statements since the Company has not entered into any derivative or hedging transactions.

            In May 2003, FASB issued Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity ("SFAS 150"). SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both debt and equity and requires an issuer to classify the following instruments as liabilities in its balance sheet:

      - A financial instrument issued in the form of shares that is mandatory redeemable and embodies an unconditional obligation that requires the issuer to redeem it by transferring its assets at a specified or determinable date or upon an event that is certain to occur;

      - A financial instrument, other than an outstanding share, that embodies an obligation to repurchase the issuer's equity shares, or is indexed to such an obligation, and requires the issuer to settle the obligation by transferring assets; and

      - A financial instrument that embodies an unconditional obligation that the issuer must settle by issuing a variable number of its equity shares if the monetary value of the obligation is based solely or predominantly on (1) a fixed monetary amount, (2) variations in something other than the fair value of the issuer's equity shares, or (3) variations inversely related to changes in the fair value of the issuer's equity shares.

                  In November 2003, FASB issued FASB Staff Position No. 150-3 ("FSS 150-3") which deferred the effective dates for applying certain provisions of SFAS 150 related to mandatorily redeemable financial instruments of certain non-public entities and certain mandatory redeemable non-controlling interests for public and non-public companies. For public entities, SFAS 150 is effective for mandatorily redeemable financial instruments entered into or modified after May 31, 2003 and is effective for all other financial instruments as of the first interim period beginning after June 15, 2003. For mandatorily redeemable non-controlling interests that would not have to be classified as liabilities by a subsidiary under the exception in paragraph 9 of SFAS 150, but would be classified as liabilities by the parent, the classification and measurement provisions of SFAS 150 are deferred indefinitely. The measurement provisions of SFAS 150 are also deferred indefinitely for other mandatorily redeemable non-controlling interests that were issued before November 4, 2003. For those instruments, the measurement guidance for redeemable shares and non-controlling interests in other literature shall apply during the deferral period. The adoption of FAS 150 did not have a material impact on the consolidated financial statements of the Company.

2.    ACCRUED OTHER EXPENSES

      Accrued other expenses consist of the following:

      December 31,                         2003         2002
      ------------                         ----         ----
      Accrued interest               $   22,679   $   52,361
      Accrued salaries and bonuses      361,810      673,976
      Other taxes                        51,205       49,448
      Utilities, freight and other      465,197      343,331
                                     ----------   ----------
                                     $  900,891   $1,119,116
                                     ==========   ==========

3.    LONG-TERM OBLIGATIONS

      Long-term obligations consist of the following:

      December 31,                                                                      2003          2002
      ------------                                                                      ----          ----
      Revolving loan facility, expires August 30, 2005.  Interest fluctuated
          and ranged from 3.14% to 3.50% at December 31, 2003. (a)               $ 8,291,243   $

      Revolving loan facility, paid off August 30, 2003                                          5,359,453

      Term loan facility payable in monthly installments, matures August 30,
      2008. Interest fluctuated and ranged from 3.39% to 3.50% at December 31,
      2003 (a)                                                                     6,284,000

      Term loan facility payable in monthly installments, paid off August 30,
      2003.                                                                                      4,164,333

      Term loan-B payable in monthly installments, paid off August 30, 2003                      2,241,667

      Term loan payable in monthly installments of $24,760, including interest
          through 2018, interest was 7.0% for both years (b)                       2,710,727     2,814,131

      Additional purchase price payable related to The Virginia Honey Company
      acquisition (c)                                                                797,512       764,765

      Robert J. Budd Note (d)                                                        303,398       305,208

      Capitalized lease obligations                                                                131,030

      Other notes payable                                                             78,441        66,122
                                                                                 -----------   -----------

                                                                                  18,465,321    15,846,709
      Less current maturities                                                        780,390     1,430,933
                                                                                 -----------   -----------

                                                                                 $17,684,931   $14,415,776
                                                                                 ===========   ===========

(a) On September 9, 2003, the Company entered into a loan agreement (the "Loan") with a new bank and paid off the existing credit facility. The Loan provides for a two year $8,500,000 revolving line of credit for working capital needs; a five year $6,500,000 term loan that represents the Company's long term financing and a six year $3,000,000 term loan that was not utilized at December 31, 2003. Borrowing under the revolving loan is limited to 80% of the eligible receivables and 60% of eligible inventory; as such terms are defined in the Loan. The revolving loan facility matures August 30, 2005. The term loan is payable in monthly installments of $54,000 through July 31, 2008, with a balloon payment of $3,368,000 due on August 30, 2008. The loans are collateralized by all of the assets of the Company.

      According to the terms of the Loan, interest is paid monthly and interest rates are subject to adjustment at certain predetermined dates based upon the Funded Debt to EBITDA ratio, as each such term is defined in the Loan. Under these terms, the revolving loan facility bears interest at rates ranging from LIBOR plus 1.75% to 2.25% or prime minus 0.50%. The term loan facility bears interest at rates ranging from LIBOR plus 2.00% to 2.50% or prime minus 0.50%. As of December 31, 2003, a portion of the revolving loan bore interest at 3.14%, which was equal to LIBOR of 1.14% plus 2.00% and another portion at 3.50%, which equaled prime of 4.00% minus 0.50%. At that date, the substantial portion of the term loan bore interest at 3.39%, which was equal to LIBOR plus 2.25% and a smaller portion at the 3.50% rate.

      The Loan imposes certain restrictions upon the Company and requires the Company to maintain certain financial covenants and ratios, including Tangible Net Worth and Cash Flow Coverage Ratio, as each such term is defined in the Loan. At December 31, 2003 and 2002, the Company was in compliance with these covenants.

(b) As part of the acquisition agreement for Virginia Honey, the Company assumed a 7.0% note payable to a former Virginia Honey shareholder. At December 31, 2003, the balance due was $2,710,727. This note is payable in monthly installments through 2018.

(c) The Stock Purchase Agreement, including its Amendments, for Virginia Honey provides for future payments to the former owner based upon 20% of five times the average quarterly EBITDA less certain debt obligations of Virginia Honey, for the period from January 2001 through December 31, 2002. The present value of this calculation resulted in $797,512 and $764,765 at December 31, 2003 and 2002, respectively, and has been recorded as a liability at December 31, 2003. The payment is due to be paid on April 1, 2005. The remaining payments under the Stock Purchase Agreement to the former owner of Virginia Honey and the payments per the merger agreement to the former owner of Halifax will be based on the earnings of Vita Specialty Foods, the combined earnings of Halifax and Virginia Honey. There are two periods of measurement remaining, the first covers January 1, 2003 until December 31, 2005 and the second covers January 1, 2006 until December 31, 2007. See Note 11 under Notes to the Consolidated Financial Statements for a further discussion on the earnout payments.

(d) The merger agreement with Halifax provides that, as part of the acquisition price, the balance of a note due to the former owner by the acquired organization will be repaid to that individual by the Company on April 1, 2006. No interest accrues on this debt. See Note 11 below for further discussion of this merger agreement.

      Scheduled annual maturities of long-term obligations as of December 31, 2003 are as follows:

      Year ending December 31,
      ------------------------
      2004                  $   780,390
      2005                    9,876,526
      2006                    1,099,946
      2007                      809,592
      2008                    3,849,188
      2009 and subsequent     2,049,679
                            -----------
                            $18,465,321
                            ===========

      In prior years, the Company had leased certain equipment under non-cancelable capitalized lease agreements. All such leases expired during 2003.

4.    INCOME TAXES

      Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The tax effects of existing temporary differences that give rise to significant portions of the net deferred tax asset (liability) are as follows:

      December 31,                                  2003           2002
      ------------                                  ----           ----
      Deferred tax asset:
           Uniform inventory capitalization   $    71,000    $    90,000
           Accrued expenses                       271,000        177,000
           Contributions carryover                     --         23,000
           Net operating loss carryforwards       791,000        791,000
                                              -----------    -----------
                                                1,133,000      1,081,000

      Deferred tax liability:
           Depreciation                          (568,000)      (344,000)
                                              -----------    -----------
                                                  565,000        737,000
      Less valuation allowance                   (791,304)    (524,304)4
                                              -----------    -----------
      Net deferred tax (liability) asset      $  (226,304)   $   212,696
                                              ===========    ===========

      The valuation allowance of $791,304 relates to the net operating loss carryforward acquired in the Halifax acquisition. The adjustment of $267,000 to the valuation allowance was an adjustment to the original Halifax purchase price allocation (Note 11).

      Income taxes at December 31, 2003, 2002 and 2001 consist of the following:

      December 31,                             2003        2002        2001
      ------------                             ----        ----        ----
      Current                             $ 214,000   $ 729,000   $  56,869
      Deferred                              488,000     138,000     506,000
      Adjustment of valuation allowance          --          --    (181,000)
                                          ---------   ---------   ---------

      Income tax expense                  $ 702,000   $ 867,000   $ 381,839
                                          =========   =========   =========

      The reconciliation of income tax computed at the United States federal statutory tax rate of 34% to income tax expense is as follows:

      Year ended December 31,                           2003        2002        2001
      -----------------------                           ----        ----        ----
      Tax at federal statutory rate                $ 595,000   $ 786,000   $ 523,000
      Change in deferred tax valuation allowance          --          --    (181,000)
      Other (primarily state taxes)                  107,000      81,000      39,839
                                                   ---------   ---------   ---------
      Income tax expense                           $ 702,000   $ 867,000   $ 381,839
                                                   =========   =========   =========

      During 2001 the Company recognized the benefit of net operating loss carryforwards of $535,000.

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

      B. The Company leases its Virginia Honey warehouses from a former owner of Virginia Honey, who is now an officer of Vita Specialty Foods. During 2003 the Company renewed both of these leases, one through December 31, 2008 and the second through December 31, 2018. Additional renewal options are available. Future payments under these leases amount to approximately $399,000 for the year ending 2004, $372,000 for each of the years ending 2005 through 2008 and $274,000 for each of the subsequent periods. Since July 1, 2001, the effective date of the acquisition, rent expense under these agreements totaled $153,000, $306,000 and $358,000 in 2001, 2002 and
            2003 respectively.

      C. During 2003, the Company has entered into a lease agreement with an unrelated lessor for the Atlanta facility. The lease expires on August 31, 2006. Future payments under the lease will amount to approximately $33,000, $35,000 and $25,000 for the years ending 2004, 2005 and 2006 respectively. Since November 1, 2002, the effective date of the acquisition, rent expense under this agreement totaled $13,431.

      D. The Stock Purchase Agreement, including its Amendments, for Virginia Honey and the merger agreement for Halifax provide for future payments to the former owners. See Note 11 relating to these potential payments.

      E. The Company has brand name product licensing agreements, which contain provisions for minimum future royalty payments. During 2003, the Company paid $271,000 in royalty payments under these licensing agreements. The minimum future royalty payments are $370,000, $414,000, and $60,000 for the years ending 2004, 2005 and 2006 respectively.

6.    EMPLOYEE BENEFIT PLANS

      The Company has established a qualified 401(k) profit sharing plan covering its non-union employees. Participants may elect to defer a portion of annual compensation. The Company may contribute amounts at the discretion of the board of directors.

      The Company expensed 401(k) matching contributions of $67,000, $59,000 and $29,000 in 2003, 2002 and 2001, respectively.

      Additionally, the Company participates in two multi-employer plans that provide benefits to the Company's union employees. Contributions to the plans for the years ended December 31, 2003, 2002 and 2001 were $33,000, $31,000 and $31,000, respectively.

7.    MAJOR CUSTOMER

      In the year ending December 31, 2003, the Company had sales to one customer representing 19% and sales to another customer representing 13% of total annual net sales. At December 31, 2003, these customers had open accounts receivable balances of $1,390,000 and $578,000 respectively. At December 31, 2002 the Company had sales to one customer representing 19% and sales to another customer representing 12% of total annual net sales. At December 31, 2002, these customers had open accounts receivable balances of $1,016,000 and $634,000 respectively. In 2001, the Company had sales to one customer representing 12% of total annual net sales.

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

      Information with respect to the stock option plans follows:

      Year ended December 31,                   2003          2002          2001
      -----------------------                   ----          ----          ----
      Options outstanding at beginning
        of year                              328,500       221,500       168,500
      Options granted                         35,000       157,000        58,500
      Options exercised                       32,200        40,800         2,500
      Options forfeited                       16,900         9,200         3,000
                                         -----------   -----------   -----------

      Options outstanding at end
        of year                              314,400       328,500       221,500
                                         ===========   ===========   ===========

      Weighted average remaining
        contractual life                    7.3 YRS.      8.0 yrs.      7.5 yrs.
      Options exercisable                    173,120       150,400       147,400
                                         ===========   ===========   ===========

      Option prices per share granted    $4.00-$5.15   $4.00-$6.00   $1.50-$2.75
                                         ===========   ===========   ===========

      Weighted Average Exercise Price           2003          2002          2001
      -------------------------------           ----          ----          ----
      January 1,                               $3.42         $2.53         $2.60
      December 31,                              3.52          3.42          2.53
      Exercised                                 3.08          2.58          1.50
      Exercisable                               3.03          2.75          2.52
      Forfeited                                 4.20          3.49          3.50

9.    EMPLOYMENT CONTRACTS

      The Company has employment agreements with two officers of the Company, extending through December 2003. Under the terms of these agreements, the officers are entitled to be paid a salary of $240,030 annually (adjusted annually for increases of at least the cost of living index), plus bonuses, if any, and certain perquisites. One of the officers had his employment agreement renewed on substantially the same terms and conditions through December 2007.

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

10.   FAIR VALUE OF FINANCIAL INSTRUMENTS

      The carrying amount of cash, accounts receivable, accounts payable and short-term debt approximates fair value due to the short-term nature of these instruments. The fair value of the Company's notes payable is based on rates currently available for debt with similar terms and maturities from the bank issuing the Loan discussed in Note 3.

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

      The aggregate purchase price, including direct costs of the acquisition, of $4,884,437 was paid in cash. The Stock Purchase Agreement, including its Amendments, for Virginia Honey provides for future payments to the former owner based upon 20% of five times the average quarterly EBITDA less certain debt obligations of Virginia Honey, for the period from January 2001 through December 31, 2002. The present value of this calculation resulted in $797,512, and has been recorded as a liability at December 31, 2003 and, as discussed in Note 3 above, is payable on April 1, 2005. The remaining payments under the Stock Purchase Agreement to the former owner of Virginia Honey and the payments per the merger agreement to the former owner of Halifax will be based on the earnings of Vita Specialty Foods, the combined earnings of Halifax and Virginia Honey. There are two periods of measurement remaining, the first covers January 1, 2003 until December 31, 2005 and the second covers January 1, 2006 until December 31, 2007.

      As a result of the Halifax merger agreement discussed below, the operations of Virginia Honey and Halifax have been merged effective November 1, 2002. Accordingly, EBITDA applicable to the future contingent payments due to Mr. Hess will be determined based upon a formula included as part of that merger agreement. Should Virginia Honey maintain its current profitability levels, the Company estimates that total remaining payments, with a net present value of approximately $1.9 million, would be due and payable as contingent consideration in accordance with the provisions of the Stock Purchase Agreement.

      The unaudited consolidated results of operation on a pro forma basis as though Virginia Honey had been acquired as of the beginning of 2001 are as follows ($000's except earnings per share data):

      Twelve months ended December 31,         2001
      --------------------------------         ----
      Net sales                          $   38,452
      Net income                         $    1,547

      Basic earnings per share           $     0.42
      Diluted earnings per share         $     0.41

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

      On the November 6, 2002 closing date, as a direct cost of the acquisition, the Company paid cash of $450,000 to Mr. Budd in partial payment of the $795,781 preexisting debt owed to him by Halifax. The discounted value of the remaining debt has been recorded by the Company as a long-term obligation as discussed in Note 3 above. The Company also assigned to Mr. Budd any potential rights or exposure associated with an unresolved legal case involving Halifax. The merger agreement further provides for two future contingent payments to Mr. Budd. The first will be based upon 45% of five times the Halifax portion of Vita Specialty Food's average quarterly EBITDA. The agreement includes a formula that allocates EBITDA between Halifax and Virginia Honey, based on the proportion of each unit's products sold.

      This EBITDA will be averaged quarterly for calendar years 2003 through 2005. This first contingent payment will be reduced by the remaining balance of the preexisting debt discussed above. The second contingent payment will be determined the same way except the percent will be reduced from 45% to 30% and will be based upon the calendar years 2006 and 2007. If payable, the first payment will be paid on or before April 1, 2006 and the second will be paid on or before April 1, 2008 and both will be recorded as additional acquisition costs. Should Vita Specialty Foods maintain its current profitability levels, the Company estimates that there would be no remaining payment due as contingent consideration in accordance with the provisions of the merger agreement. The following table summarizes the fair values of the assets acquired and the liabilities assumed at the date of acquisition:

                                   AT NOVEMBER 1, 2002
                                       (in 000's)
                    ---------------------------------------
                    Current assets                  $ 1,815
                    Property, plant and equipment       982
                    Other assets                        560
                    Goodwill                          1,562
                                                    -------
                        Total assets acquired         4,919
                    Current liabilities              (3,670)
                    Long-term debt                   (1,005)
                                                    -------
                        Total liabilities assumed    (4,675)
                                                    -------
                        Net assets acquired         $   244
                                                    =======

During 2003, the following adjustments were made to the purchase price allocation:

                                  (in $000's)
     --------------------------------------------------------------------
     Exit costs incurred in acquisition                             $ 725
     Deferred tax asset relating to the exit costs                   (317)
     Changes in estimated valuation allowance
        relating to the acquired net operating loss carryforwards     267
     Changes to estimates relating to inventory and relating to
        inventory and accounts receivable reserves                     70
                                                                    -----
     Adjustment to the original purchase price allocation           $ 745
                                                                    =====

None of the amount of goodwill is expected to be deductible for tax purposes.

The unaudited consolidated results of operation on a pro forma basis as though Halifax had been acquired as of the beginning of 2001 are as follows ($000's except earnings per share data):

                Twelve months ended December 31,       2002       2001
                --------------------------------       ----       ----
                Net sales                          $ 50,275   $ 43,756
                Net income                         $    970   $  1,036

                Basic earnings per share           $   0.26   $   0.28
                Diluted earnings per share         $   0.25   $   0.28

The pro forma financial information is not necessarily indicative of the operating results that would have occurred had the Halifax acquisition been consummated as of the above dates, nor are they indicative of future operating results.

ACQUISITION AND EXIT COSTS

In connection with the acquisition of Halifax, the Company's management approved and initiated plans to restructure the operations of pre-acquisition Halifax to eliminate redundant facilities and headcount, reduce cost structure and better align the operating expenses with existing economic conditions. Consequently, the Company recorded $724,503 of costs relating to activities of pre-acquisition Halifax such as severance and related benefits, the cost of abandoned leaseholds, the cost to vacate the leased facilities and other pre-acquisition liabilities. These costs were accounted for under EITF 95-3, "Recognition of Liabilities in Connection with Purchase of Business Combinations". These costs were recognized as a liability assumed in the acquisition and included in the allocation of the purchase price.

The acquisition and exit costs consist of the following:

                                          Closedown   Employee
                                             of       Severance
                                          Facility    & Related      Other        Total
                                         ----------   ----------   ----------   ----------
Exit costs incurred in acquisition       $  497,538   $  111,699   $  115,266   $  724,503
Payments made during the twelve
  months ending December 31, 2003           481,247      111,699      115,266      708,212
Acquisition cost accrual, December 31,   ----------   ----------   ----------   ----------
  2003 (all current obligations)         $   16,291   $       --   $       --   $   16,291
                                         ==========   ==========   ==========   ==========

12.   BUSINESS SEGMENTS

      The Company has adopted Statement of Financial Accounting Standards (SFAS) No. 131, "Disclosures about Segments of an Enterprise and Related Information." Following the provisions of SFAS No. 131, the Company is reporting two operating business segments in the same format as reviewed by the Company's senior management. Segment one, Vita, processes and sells various herring, and cured and smoked salmon products throughout the United States and Mexico. Segment two, Vita Specialty Foods, combines the products of Virginia Honey and Halifax and manufactures and distributes honey, salad dressings, sauces, marinades, jams and jellies and gift baskets throughout North America. Management uses operating profit as the measure of profit or loss by business segment. The significant accounting policies as described in Note 1 were utilized in the preparation of the financial statements for both segments.

             Business segment information is as follows ($000's):

             Twelve months ended December 31,         2003      2002      2001
             --------------------------------         ----      ----      ----
             GOODWILL
                 Vita                              $    --   $    --   $    --
                 Vita Specialty Foods                8,311     7,566     5,239
                                                   -------   -------   -------
             Total Goodwill                        $ 8,311   $ 7,566   $ 5,239
                                                   =======   =======   =======
             TOTAL ASSETS
                 Vita                              $20,056   $18,566   $16,256
                 Vita Specialty Foods                9,028     7,976     3,812
                                                   -------   -------   -------
             Total Assets                          $29,084   $26,542   $20,068
                                                   =======   =======   =======
             NET SALES
                 Vita                              $27,216   $28,096   $26,173
                 Vita Specialty Foods               23,714    14,767     5,809
                                                   -------   -------   -------
             Total Net Sales                       $50,930   $42,863   $31,982
                                                   =======   =======   =======
             OPERATING PROFIT
                 Vita                              $   612   $ 1,887   $ 1,400
                 Vita Specialty Foods                1,890     1,028       699
                                                   -------   -------   -------
             Total Operating Profit                $ 2,502   $ 2,915   $ 2,099
                                                   =======   =======   =======
             NET INCOME
                 Vita                              $   148   $   983   $   809
                 Vita Specialty Foods                  900       463       347
                                                   -------   -------   -------
             Total Net Income                      $ 1,048   $ 1,446   $ 1,156
                                                   =======   =======   =======
             DEPRECIATION AND AMORTIZATION
                 Vita                              $   540   $   491   $   470
                 Vita Specialty Foods                  416       311       160
                                                   -------   -------   -------
             Total Depreciation and Amortization   $   956   $   802   $   630
                                                   =======   =======   =======
             CAPITAL EXPENDITURES
                 Vita                              $   389   $ 1,034   $   590
                 Vita Specialty Foods                  747       211       131
                                                   -------   -------   -------
             Total Capital Expenditures            $ 1,136   $ 1,245   $   721
                                                   =======   =======   =======

13.   SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

                        FOR THE THREE MONTH PERIOD ENDED
                 (IN THOUSANDS, EXCEPT EARNINGS PER SHARE DATA)

                                  MARCH 31,     JUNE 30,   SEPTEMBER 30,    DECEMBER 31,
                                       2003         2003            2003            2003
                                       ----         ----            ----            ----
REVENUES                         $   12,957   $   12,855      $   11,651      $   13,467
GROSS PROFIT                          4,022        4,158           3,841           3,809

NET INCOME                              307          320             145             276

BASIC EARNINGS PER SHARE               0.08         0.08            0.04            0.07
WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING                       3,776,562    3,777,895       3,792,993       3,809,857

DILUTED EARNINGS PER SHARE             0.08         0.08            0.04            0.07
WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING                       3,846,987    3,872,585       3,948,284       3,994,167

                        FOR THE THREE MONTH PERIOD ENDED
                 (IN THOUSANDS, EXCEPT EARNINGS PER SHARE DATA)

                                     MARCH 31,     JUNE 30,   SEPTEMBER 30,    DECEMBER 31,
                                          2002         2002            2002            2002
                                          ----         ----            ----            ----
REVENUES                            $   10,067   $    8,785      $    9,292      $   14,719
GROSS PROFIT                             3,078        2,814           2,794           4,646

NET INCOME                                 304          132             208             802

BASIC EARNINGS PER SHARE                  0.08         0.04            0.06            0.21
WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING                          3,729,683    3,739,721       3,759,459       3,771,280

DILUTED EARNINGS PER SHARE                0.08         0.03            0.05            0.21
WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING                          3,815,393    3,858,071       3,879,538       3,863,607

SCHEDULE 1. VALUATION AND QUALIFYING ACCOUNTS

             ALLOWANCE FOR DISCOUNTS, RETURNS AND DOUBTFUL ACCOUNTS
                                 (IN THOUSANDS)

           BALANCE AT                                                BALANCE AT
CALENDAR   BEGINNING   CHARGED TO    WRITE-OFFS &  ACQUISITION OF       END
  YEAR      OF YEAR      EXPENSE     COLLECTIONS     SUBSIDIARY       OF YEAR
  ----      -------      -------     -----------     ----------       -------
2001         $194          105           90              0             $209
2002         $209            6           39            101             $277
2003         $277           74           50              0             $301

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

      No changes in accountants or disagreements with accountants on accounting and financial disclosure occurred.

ITEM 9A. CONTROLS AND PROCEDURES.

      Under the supervision and with the participation of the Company's management team, the principal executive officer and principal financial officer have evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures as defined in Rules 13a - 14(c) and 15d - 14(c) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of December 31, 2003 and, based on their evaluation, have concluded that these controls and procedures are effective. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls during the fiscal quarter ended December 31, 2003 and up to the date of this Annual Report on Form 10-K. There were no significant deficiencies or material weaknesses, and therefore there were no corrective actions taken.

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

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

      The information required by this Item 10 is incorporated herein by reference to the information set forth under the captions "Election of Directors," "Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive Proxy Statement for the 2004 Annual Meeting of Stockholders.

ITEM 11. EXECUTIVE COMPENSATION.

      The information required by this Item 11 is incorporated by reference to the information set forth under the caption "Compensation of Executive Officers" in the Company's definitive Proxy Statement for the 2004 Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

      The information required by this Item 12 is incorporated by reference to the information set forth under the caption "Security Ownership of Principal Holders and Management" in the Company's definitive Proxy Statement for the 2004 Annual Meeting of Stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

      The information required by this Item 13 is incorporated by reference to the information set forth under the caption "Certain Relationships and Related Transactions" in the Company's definitive Proxy Statement for the 2004 Annual Meeting of Stockholders.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

      The information required by this Item 14 is incorporated by reference to the information set forth under the caption "Audit Committee Disclosure" in the Company's definitive Proxy Statement for the 2004 Annual Meeting of Stockholders.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)(1), (a)(2) and (d): The Company has filed its consolidated financial statements and financial statement schedule in Part II, Item 8 of this Annual Report on Form 10-K.

(a)(3) and (c): Listed below are the exhibits filed as part of this Annual Report on Form 10-K:

NUMBER                                  EXHIBIT TITLE
------                                  -------------

(1) 2.1 Stock Purchase Agreement, dated as of June 29, 2001, between Vita Food Products, Inc., Virginia Honey Company, Inc. and Terry W. Hess (Ex. 2.1)

(2) 2.2 Merger Agreement, dated as of October 17, 2002, between the Company, Vita Holdings, Inc., Vita/Halifax Acquisition Company, Halifax, Robert J. Budd, Oak Hill Family LLC and Terry W. Hess (Ex 2.2)

(3) 3.1           Articles of Incorporation of the Company (Ex. 3.1)

(3) 3.2           By-laws of the Company (Ex. 3.2)

(3) 4.1           Form of Common Stock Certificate (Ex. 4.1)

(4) 10.1 Loan and Security Agreement dated as of September 5, 2003 by and between the Company and LaSalle National Bank, N.A. (Ex. 10.1)

(3) 10.2          Form of 1996 Employee Stock Option Plan (Ex. 10.4)x

(3) 10.3          Form of 1996 Stock Option Plan for Non-Employee Directors (Ex.
                  10.5)x

(3) 10.4          Form of Employment Agreement between the Company and Stephen
                  D. Rubin (Ex. 10.7)x

(5) 10.4.1        Amendment One to Employment Agreement between the Company and
                  Stephen D. Rubin (Ex. 10.4.1)x

(3) 10.5          Form of Employment Agreement between the Company and Clark L.
                  Feldman (Ex. 10.8)x

(5) 10.5.1        Amendment One to Employment Agreement between the Company and
                  Clark L. Feldman (Ex. 10.5.1)x

----------

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

(4) Incorporated by reference to Form 10-Q for the fiscal quarter ended September 30, 2003, filed with the Securities and Exchange Commission on November 14, 2003. Form 10-Q Exhibit Number is included in parenthesis following the title of the exhibit.

(5) Incorporated by reference to Form 10-QSB for the fiscal quarter ended June 30, 1999, filed with the Securities and Exchange Commission on August 9, 1999. Form 10-QSB Exhibit Number is included in parenthesis following the title of the exhibit.

x Indicates an employee benefit plan, management contract or compensatory plan or arrangement.

NUMBER                                  EXHIBIT TITLE
------                                  -------------

    10.6 Employment Agreement dated as of January 1, 2004 between the Company and Clark L. Feldman x*

(3) 10.7 Long Term Supply/Purchase Agreement dated as of September 1, 1992 by and between the Company and Barry's Limited (Ex. 10.9)

(3) 10.8 Gorenstein Agreement dated September 20, 1996 by and among the Company, Stephen D. Rubin, Clark L. Feldman, Sam Gorenstein, David Gorenstein and J.B.F. Enterprises (Ex. 10.26)

(1) 10.9 Form of Employment Agreement, dated as of July 1, 2001, between Virginia Honey Company, Inc. and Terry W. Hess (First Exhibit to Ex. 2.1)x

(6) 10.10         Amended and Restated Loan and Security Agreement, dated August
                  15, 2001 (Ex. 10.11)

(6) 10.10.1       First Amendment to Amended and Restated Loan and Security
                  Agreement, dated July 31, 2002 (Ex. 10.11.1)

    14.1          Code of Ethics*

    21.1          Subsidiary of the Company*

    31.1 Principal Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

    31.2 Principal Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

    32.1 Principal Executive Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

    32.2 Principal Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

----------

(6) Incorporated by reference to Form 10-Q for the fiscal quarter ended September 30, 2002, filed with the Securities and Exchange Commission on November 14, 2002. Form 10-Q Exhibit Number is included in parenthesis following the title of the exhibit.

* Filed herewith.

(b)   Reports on Form 8-K

A Form 8-K was filed by the Company on February 26, 2004, with respect to its press release announcing its results of operations for the quarter and year ended December 31, 2003.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        VITA FOOD PRODUCTS, INC.

                                        By:         /s/Stephen D. Rubin/s/
                                           --------------------------------
                                                      Stephen D. Rubin
                                                          President

                                        Date:     March 26, 2004

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the following capacities on March 26, 2004.

           Signatures                                Title

/s/Stephen D. Rubin/s/                       Director and President
---------------------------               (Principal Executive Officer)
Stephen D. Rubin

/s/Clark L. Feldman/s/         Director, Executive Vice President and Secretary
---------------------------
Clark L. Feldman

/s/Clifford K. Bolen/s/        Executive Vice President, Chief Financial Officer
---------------------------                      and Treasurer
Clifford K. Bolen                (Principal Financial and Accounting Officer)

/s/Terry W. Hess/s/              Chief Executive Officer of Virginia Honey and
---------------------------                         Director
Terry W. Hess

/s/Michael Horn/s/                                  Director
---------------------------
Michael Horn

/s/Neal Jansen/s/                                   Director
---------------------------
Neal Jansen

/s/Paul R. Lederer/s/                               Director
---------------------------
Paul R. Lederer

s/Steven A. Rothstein/s/                            Director
---------------------------
Steven A. Rothstein

/s/John C. Seramur/s/                               Director
---------------------------
John C. Seramur

/s/Joel D. Spungin/s/                               Director
---------------------------
Joel D. Spungin

/s/Robert J. Budd/s/                                Director
---------------------------
Robert J. Budd

                                  EXHIBIT INDEX

NUMBER                                      EXHIBIT TITLE
------                                      -------------

(1) 2.1 Stock Purchase Agreement, dated as of June 29, 2001, between Vita Food Products, Inc., Virginia Honey Company, Inc. and Terry W. Hess (Ex. 2.1)

(2) 2.2 Merger Agreement, dated as of October 17, 2002, between the Company, Vita Holdings, Inc., Vita/Halifax Acquisition Company, Halifax, Robert J. Budd, Oak Hill Family LLC and Terry W. Hess (Ex 2.2)

(3) 3.1           Articles of Incorporation of the Company (Ex. 3.1)

(3) 3.2           By-laws of the Company (Ex. 3.2)

(3) 4.1           Form of Common Stock Certificate (Ex. 4.1)

(4) 10.1 Loan and Security Agreement dated as of September 5, 2003 by and between the Company and LaSalle National Bank, N.A. (Ex. 10.1)

(3) 10.2          Form of 1996 Employee Stock Option Plan (Ex. 10.4)x

(3) 10.3          Form of 1996 Stock Option Plan for Non-Employee Directors (Ex.
                  10.5)x

(3) 10.4          Form of Employment Agreement between the Company and Stephen
                  D. Rubin (Ex. 10.7)x

(5) 10.4.1        Amendment One to Employment Agreement between the Company and
                  Stephen D. Rubin (Ex. 10.4.1)x

(3) 10.5          Form of Employment Agreement between the Company and Clark L.
                  Feldman (Ex. 10.8)x

(5) 10.5.1        Amendment One to Employment Agreement between the Company and
                  Clark L. Feldman (Ex. 10.5.1)x

----------

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

(4) Incorporated by reference to Form 10-Q for the fiscal quarter ended September 30, 2003, filed with the Securities and Exchange Commission on November 14, 2003. Form 10-Q Exhibit Number is included in parenthesis following the title of the Exhibit.

(5) Incorporated by reference to Form 10-QSB for the fiscal quarter ended June 30, 1999, filed with the Securities and Exchange Commission on August 9, 1999. Form 10-QSB Exhibit Number is included in parenthesis following the title of the exhibit.

x Indicates an employee benefit plan, management contract or compensatory plan or arrangement.

NUMBER                                      EXHIBIT TITLE
------                                      -------------

    10.6 Employment Agreement dated January 1, 2004 between the Company and Clark L. Feldman x*

(3) 10.7 Long Term Supply/Purchase Agreement dated as of September 1, 1992 by and between the Company and Barry's Limited (Ex. 10.9)

(3) 10.8 Gorenstein Agreement dated September 20, 1996 by and among the Company, Stephen D. Rubin, Clark L. Feldman, Sam Gorenstein, David Gorenstein and J.B.F. Enterprises (Ex. 10.26)

(1) 10.9 Form of Employment Agreement, dated as of July 1, 2001, between Virginia Honey Company, Inc. and Terry W. Hess (First Exhibit to Ex. 2.1)x

(6) 10.10         Amended and Restated Loan and Security Agreement, dated August
                  15, 2001 (Ex. 10.11)

(6) 10.10.1       First Amendment to Amended and Restated Loan and Security
                  Agreement, dated July 31, 2002 (Ex. 10.11.1)

    14.1          Code of Ethics*

    21.1          Subsidiary of the Company*

    31.1 Principal Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

    31.2 Principal Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

    32.1 Principal Executive Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

    32.2 Principal Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

----------

(6) Incorporated by reference to Form 10-Q for the fiscal quarter ended September 30, 2002, filed with the Securities and Exchange Commission on November 14, 2002. Form 10-Q Exhibit Number is included in parenthesis following the title of the exhibit.

* Filed herewith.