Form 10-Q
period 2004-03-31
VITA FOOD PRODUCTS INC
filed 2004-05-14
CIK 1024342

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

  /X/      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 2004

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

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
Yes / / No /X/

 The number of shares outstanding of registrant's common stock as of April 30,
                              2004 was 3,836,100.

                            VITA FOOD PRODUCTS, INC.

                                    FORM 10-Q

                      FOR THE QUARTER ENDED MARCH 31, 2004

                                      INDEX

                                                                                                      PAGE
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

            a)    Consolidated Balance Sheets as of March 31, 2004 and December 31, 2003                3

            b)    Consolidated Statements of Operations for the Three Months Ended March 31,
                  2004 and 2003                                                                         4

            c)    Consolidated Statements of Shareholders' Equity for the Three Months Ended
                  March 31, 2004                                                                        4

            d)    Consolidated Statements of Cash Flows for the Three Months Ended March 31,
                  2004 and 2003                                                                         5

            e)     Notes to Financial Statements                                                        6

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations         10

Item 3.  Quantitative and Qualitative Disclosures About Market Risk                                    13

Item 4.  Controls and Procedures                                                                       13

PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                                              14

SIGNATURES                                                                                             15

                          PART I. FINANCIAL INFORMATION




ITEM 1. FINANCIAL STATEMENTS                                                                       VITA FOOD PRODUCTS, INC.
CONSOLIDATED BALANCE SHEETS                                                                                  AND SUBSIDIARY


                                                                                                 MARCH 31,     DECEMBER 31,
                                                                                                      2004             2003
                                                                                               (UNAUDITED)        (AUDITED)
---------------------------------------------------------------------------------------------------------------------------
ASSETS
Current Assets
     Cash                                                                                   $       53,083   $      125,457
     Accounts receivable-trade, net of allowance for discounts, returns, and doubtful
     accounts of $470,000 in 2004 and $301,000 in 2003                                           4,365,317        6,544,521
     Inventories
       Raw material and supplies                                                                 4,464,007        5,007,237
       Work in process                                                                             198,763          235,862
       Finished goods                                                                            2,711,904        1,975,413
     Prepaid expenses and other current assets                                                     475,670          481,369
     Income taxes receivable                                                                       551,245          347,684
                                                                                            --------------   --------------
Total Current Assets                                                                            12,819,989       14,717,543

Property, Plant and Equipment
     Land                                                                                           35,000           35,000
     Building and improvements                                                                   2,507,888        2,489,828
     Leasehold improvements                                                                        319,866          308,646
     Machinery and office equipment                                                             10,065,462        9,733,439
                                                                                            --------------   --------------
                                                                                                12,928,216       12,566,913
     Less accumulated depreciation and amortization                                             (7,084,751)      (6,864,222)
                                                                                            --------------   --------------
Net Property, Plant & Equipment                                                                  5,843,465        5,702,691

Other Assets
     Goodwill                                                                                    8,310,659        8,310,659
     Other assets                                                                                  369,381          353,461
                                                                                            --------------   --------------
Total Other Assets                                                                               8,680,040        8,664,120
                                                                                            --------------   --------------
 Total Assets                                                                               $   27,343,494   $   29,084,354
===========================================================================================================================
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
     Current maturities of long-term obligations                                            $      782,695   $      780,390
     Accounts payable                                                                            2,149,993        2,299,580
     Accrued other expenses                                                                        902,518          900,891
     Deferred income taxes                                                                         376,304          226,304
                                                                                            --------------   --------------
Total Current Liabilities                                                                        4,211,510        4,207,165

Long-term Obligations, less current maturities                                                  15,971,111       17,684,931

Shareholders' Equity
     Preferred stock, $.01 par value, authorized 1,000,000 shares; none issued
     Common stock, $.01 par value; authorized 10,000,000 shares; issued
      3,842,616 shares in 2004 and 3,819,116 shares in 2003                                         38,425           38,190
     Treasury stock, at cost 6,516 shares                                                          (50,043)               0
     Additional paid in capital                                                                  3,704,090        3,647,263
     Retained earnings                                                                           3,468,401        3,506,805
                                                                                            --------------   --------------
Total Shareholders' Equity                                                                       7,160,873        7,192,258
                                                                                            --------------   --------------
 Total Liabilities and Shareholders' Equity                                                 $   27,343,494   $   29,084,354
===========================================================================================================================

                                                                            See accompanying notes to financial statements.


CONSOLIDATED STATEMENTS OF OPERATIONS                                                            VITA FOOD PRODUCTS, INC.
                                                                                                           AND SUBSIDIARY

                                                                                               FOR THE THREE MONTHS ENDED
                                                                                                        MARCH 31,
                                                                                                      2004             2003
                                                                                               (UNAUDITED)      (UNAUDITED)
---------------------------------------------------------------------------------------------------------------------------
Net Sales                                                                                   $   12,611,925   $   12,957,173
Cost of Goods Sold                                                                               8,776,610        8,934,821
                                                                                            --------------   --------------
Gross Margin                                                                                     3,835,315        4,022,352

Selling and Administrative Expenses
 Selling, Marketing & Distribution                                                               2,528,556        2,039,590
 Administrative                                                                                  1,190,551        1,282,267
                                                                                            --------------   --------------
 Total                                                                                           3,719,107        3,321,857
                                                                                            --------------   --------------
Operating Profit                                                                                   116,208          700,495

Interest Expense                                                                                   179,612          186,765
                                                                                            --------------   --------------
Income (Loss) Before Income Tax (Benefit) Expense                                                  (63,404)         513,730
Income Tax (Benefit) Expense                                                                       (25,000)         207,000
                                                                                            --------------   --------------
Net Income (Loss)                                                                           $      (38,404)  $      306,730

Basic Earnings (Loss) Per Share                                                             $        (0.01)  $         0.08
Weighted Average Common Shares Outstanding                                                       3,833,319        3,776,562

Diluted Earnings (Loss) Per Share                                                           $        (0.01)  $         0.08
Weighted Average Common Shares Outstanding                                                       3,833,319        3,846,987


CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY                                                    VITA FOOD PRODUCTS, INC.
                                                                                                             AND SUBSIDIARY

                                               COMMON STOCK                          ADDITIONAL
                                         ------------------------       TREASURY        PAID-IN      RETAINED
                                            SHARES         AMOUNT          STOCK        CAPITAL      EARNINGS         TOTAL
---------------------------------------------------------------------------------------------------------------------------
Balance, at January 1, 2004              3,819,116   $     38,190   $          0   $  3,647,263  $  3,506,805  $  7,192,258

Proceeds from stock issuance
and exercise of stock option plans          23,500            235                        56,827                      57,062

Treasury stock                                                           (50,043)                                   (50,043)

Net loss                                                                                              (38,404)      (38,404)
                                      ------------   ------------   ------------   ------------  ------------  ------------
Balance, at March 31, 2004               3,842,616   $     38,425   $    (50,043)  $  3,704,090  $  3,468,401  $  7,160,873
                                      ============   ============   ============   ============  ============  ============

                                                                            See accompanying notes to financial statements.




CONSOLIDATED STATEMENTS OF CASH FLOWS                                                            VITA FOOD PRODUCTS, INC.
                                                                                                           AND SUBSIDIARY

                                                                                               FOR THE THREE MONTHS ENDED
                                                                                                        MARCH 31,
                                                                                                       2004            2003
                                                                                                (UNAUDITED)     (UNAUDITED)
---------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss)                                                                          $     (38,404)  $     306,730
   Adjustments to reconcile net income (loss) to net cash provided by operating activities
         Depreciation and amortization                                                              229,990         223,166
         Deferred income tax asset provision                                                        150,000               0
         Changes in assets and liabilities:
                  Decrease in accounts receivable                                                 2,179,204         831,354
                  Increase in inventories                                                          (156,162)        (97,966)
                  Decrease (increase) in prepaid expenses and other current assets                    5,699         (25,956)
                  (Increase) decrease in income tax receivable                                     (203,561)        174,318
                  Decrease in accounts payable                                                     (149,585)       (820,245)
                  Increase in accrued other expenses                                                  1,626          38,979
                                                                                              -------------   -------------
 Net cash provided by operating activities                                                        2,018,807         630,380

CASH FLOWS FROM INVESTING ACTIVITIES
         Capital expenditures                                                                      (361,305)       (275,507)
         Other assets                                                                               (16,977)            583
                                                                                              -------------   -------------
 Net cash used in investing activities                                                             (378,282)       (274,924)

CASH FLOWS FROM FINANCING ACTIVITIES
         Proceeds from issuance of stock and exercise of stock options                               57,062          14,000
         Purchase of treasury stock                                                                 (50,043)              0
         Net (payments) borrowing under revolving loan facility                                  (1,525,670)        307,166
         Net payments on term loan facility                                                        (194,248)       (321,253)
         Net payments under capital lease obligations                                                     0         (66,195)
                                                                                              -------------   -------------
 Net cash used in financing activities                                                           (1,712,899)        (66,281)
                                                                                              -------------   -------------
Net (decrease) increase in cash                                                                     (72,374)        289,175

Cash, at beginning of period                                                                        125,457          46,097
                                                                                              -------------   -------------
Cash, at end of period                                                                        $      53,083   $     335,272
===========================================================================================================================

Supplemental Disclosure of Cash Flow Information
    Cash paid for interest                                                                    $     141,000   $     184,000
    Income taxes paid                                                                         $      28,000   $       6,000

                                                                            See accompanying notes to financial statements.


                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

BASIS OF PRESENTATION

     In the opinion of management, the accompanying balance sheets and related interim statements of operations, cash flows, and shareholders' equity include all adjustments, consisting only of normal recurring items, necessary for their fair presentation in conformity with U.S. generally accepted accounting principles. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. Examples include provisions for returns, deductions, bad debts, and length of building and equipment lives. Actual results may differ from these estimates. Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and financial statements and notes thereto included in the 2003 Form 10-K of Vita Food Products, Inc. (Vita Food Products, Inc., together with its wholly owned subsidiary, Vita Specialty Foods, Inc., hereinafter referred to as the "Company")

     The first quarter of 2004 diluted loss per share computation excludes 144,434 shares issuable upon exercise of the stock options because the assumed exercise of these options would be antidilutive.

PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of Vita Food Products, Inc. ("Vita") and its wholly owned subsidiary, Vita Specialty Foods, Inc. ("Vita Specialty Foods"). Vita Specialty Foods includes Virginia Honey Company, Inc. ("Virginia Honey") and The Halifax Group, Inc. ("Halifax"). All significant intercompany transactions and balances have been eliminated.

REVENUE RECOGNITION

     Revenue is recognized upon shipment of product to customers in fulfillment of customer orders.

EARNOUT PROVISIONS UNDER ACQUISITIONS AGREEMENTS

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

   The aggregate purchase price, including direct costs of the acquisition, of $4,884,437 was paid in cash. The Stock Purchase Agreement, including its Amendments, for Virginia Honey provides for future payments to Mr. Hess, the former owner, based upon 20% of five times the average quarterly EBITDA less certain debt obligations of Virginia Honey, for the period from January 2001 through December 31, 2002. The present value of this calculation resulted in $805,915 and is reflected as a liability at March 31, 2004 and is payable on April 1, 2005. The remaining payments under the Stock Purchase Agreement to the former owner of Virginia Honey and the payments per the merger agreement to the former owner of Halifax (see below) will be based on the earnings of Vita Specialty Foods, reflecting the combined earnings of Halifax and Virginia Honey. There are two periods of measurement remaining, the first covering January 1, 2003 until December 31, 2005 and the second covering January 1, 2006 until December 31, 2007.

   As a result of the Halifax merger agreement discussed below, the operations of Virginia Honey and Halifax have been merged effective November 1, 2002. Accordingly, EBITDA applicable to the future contingent payments due to Mr. Hess will be determined based upon a formula included as part of that merger agreement. Should Vita Specialty Foods maintain its current profitability levels, the Company estimates that total remaining payments, with a net present value of approximately $1,608,000, would be due and payable as contingent consideration in accordance with the provisions of the Stock Purchase Agreement.

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

NEW BANK LOAN AGREEMENT

   On September 9, 2003, the Company entered into a loan agreement (the "Loan Agreement") with a new bank and paid off its existing credit facility. The Loan Agreement provides for a two year $8,500,000 revolving line of credit for working capital needs; a five year $6,500,000 term loan that represents the Company's long term financing and a six year $3,000,000 term loan that is currently not being utilized. The revolving loan facility matures August 31, 2005 and the term loan is payable in monthly installments of $54,000 through July 31, 2008, with a balloon payment of $3,368,000 due on August 31, 2008. Amounts outstanding under the revolving facility and the term facilities at March 31, 2004 were $6,766,000 and $6,122,000, respectively. The interest rates on these facilities are subject to adjustment at certain predetermined dates based upon the Funded Debt to EBITDA ratio as each such term is defined in the Loan Agreement. The loan agreement contains customary representations, warranties and covenants. At March 31, 2004 and December 31, 2003, the Company was in compliance with these covenants.

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

BUSINESS SEGMENT INFORMATION IS AS FOLLOWS ($000'S):

               THREE MONTHS ENDED MARCH 31,                         2004         2003
               ----------------------------------------------------------------------
               GOODWILL
                  Vita                                        $        -   $        -
                  Vita Specialty Foods                             8,311        7,566
               ----------------------------------------------------------------------
               Total Goodwill                                 $    8,311   $    7,566
               ======================================================================

               TOTAL ASSETS
                  Vita                                        $   18,307   $   17,508
                  Vita Specialty Foods                             9,036        8,496
               ----------------------------------------------------------------------
               Total Assets                                   $   27,343   $   26,004
               ======================================================================

               NET SALES
                  Vita                                        $    6,623   $    7,228
                  Vita Specialty Foods                             5,989        5,729
               ----------------------------------------------------------------------
               Total Net Sales                                $   12,612   $   12,957
               ======================================================================

               OPERATING PROFIT (LOSS)
                  Vita                                        $     (100)  $      395
                  Vita Specialty Foods                               216          305
               ----------------------------------------------------------------------
               Total Operating Profit                         $      116   $      700
               ======================================================================

               NET INCOME (LOSS)
                  Vita                                        $     (107)  $      184
                  Vita Specialty Foods                                69          123
               ----------------------------------------------------------------------
               Total Net Income (Loss)                        $      (38)  $      307
               ======================================================================

               DEPRECIATION AND AMORTIZATION
                  Vita                                        $      119   $      119
                  Vita Specialty Foods                               111          104
               ----------------------------------------------------------------------
               Total Depreciation and Amortization            $      230   $      223
               ======================================================================

               CAPITAL EXPENDITURES
                  Vita                                        $      221   $       98
                  Vita Specialty Foods                               140          178
               ----------------------------------------------------------------------
               Total Capital Expenditures                     $      361   $      276
               ======================================================================

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

FOR THE THREE MONTHS ENDING MARCH 31,                        2004             2003
----------------------------------------------------------------------------------
Weighted average fair value per options granted     $        4.61    $        2.48

Significant assumptions (weighted average)
 Risk-free interest rate at grant date                        4.1%             3.7%
 Expected stock price volatility                             0.71             0.73
 Expected dividend payout                                       -                -
 Expected option life (years)                                   5                5

Net Income (Loss)
 As reported                                        $     (38,404)   $     306,730
Deduct total stock based compensation expense
 determined under the fair value method                  (124,470)         (29,133)
                                                    ------------------------------
 Pro forma                                          $    (162,874)   $     277,597
                                                    ==============================
Basic earnings (loss) per share
 As reported                                        $       (0.01)   $        0.08
 Pro forma                                          $       (0.04)   $        0.07

Diluted earnings (loss) per share
 As reported                                        $       (0.01)   $        0.08
 Pro forma                                          $       (0.04)   $        0.07

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2004 AND MARCH 31, 2003

REVENUES. Net sales for the three months ended March 31, 2004 were $12,612,000, compared to $12,957,000 for the same period in 2003, a decrease of $345,000 or 2.7%. This net decrease is the result of a $605,000 decrease for the Vita seafood business and a $260,000 increase for Vita Specialty Foods. The decrease in Vita's net sales was the result of a $609,000 decrease in gross sales of salmon products, a $102,000 decrease for specialty products and a $13,000 increase in sales deductions, all partially offset by a $119,000 increase for herring products. The large decrease in salmon sales was primarily attributed to one specific product. During the third quarter of 2003, Vita seafood's largest customer discontinued this product, resulting in a material impact to the Vita seafood results. The Company, in an effort to regain this business, has reintroduced the product to the customer. It is not know if this will result in the customer accepting the product back into its stores. However, the Company is pursuing other opportunities to increase its salmon business. Vita Specialty Food's sales increase is reflected in salad dressings/marinades which increased $477,000 and honey products which increased $111,000, partially offset by hot fill and resale products which were down $160,000 and $116,000 respectively and $52,000 of higher sales deductions.

GROSS MARGIN. Gross margin for the three months ended March 31, 2004 was $3,835,000, compared to $4,022,000 for the same period in 2003, a decrease of $187,000 or 4.6%. As a percent of net sales, gross margin totaled 30.4%, compared to 31.0% for the same period in 2003. The Vita seafood business accounted for all of this decrease with a $410,000 reduction; this was partially offset by a $223,000 increase attributable to Vita Specialty Foods. Vita seafood's gross margin was 27.3% for the current quarter versus 30.7% for the same period in 2003. This change was primarily attributable to the sales decrease discussed above and higher raw material costs. As a percentage of net sales, the gross margin of Vita Specialty Foods rose to 33.8% versus 31.5% for the same period in 2003, due largely manufacturing efficiencies gained from consolidating all production at the Martinsburg, West Virginia facility upon the termination of manufacturing operations in Atlanta, Georgia.

OPERATING EXPENSES. Selling, marketing, distribution and administrative expenses for the three months ended March 31, 2004 were $3,719,000, compared to $3,322,000 for the same period in 2003, an increase of $397,000 or 12.0%. As a percentage of net sales, these expenses increased to 29.5% from 25.6% in 2003. The Vita Specialty Foods business accounted for $312,000 of this increase including $101,000 attributable to higher slotting expenses and $191,000 to higher distribution and freight cost. The remaining $85,000 of this increase was attributable to the Vita seafood operation and largely reflected higher selling and distribution costs.

INTEREST EXPENSE. Interest expense for the three months ended March 31, 2004 was $180,000, compared to $187,000 for the same period in 2003, a decrease of $7,000 or 3.7%. This decrease was primarily attributable to the lower rates more than offsetting the higher loan balances, which increased to $16,253,000 from $14,556,000 or 12%, compared to the average debt outstanding during the first quarter of the prior year.

INCOME TAXES. The Company recognized a tax benefit of $25,000 and a provision of $207,000 at March 31, 2004 and 2003, respectively. These amounts represent approximately 40% of pretax income or loss for both periods.

NET INCOME. As a result of the operating results discussed above, the net loss for the three months ended March 31, 2004 was $38,000 compared to net income of $307,000 for the same period in 2003, a decrease of $345,000. This represents a $0.01 loss per share for 2004 and earnings of $0.08 per share for 2003.

FINANCIAL CONDITION

At March 31, 2004, the Company had $8,608,000 in working capital, versus $10,510,000 at December 31, 2003, a decrease of $1,902,000 or 18.1%. As a result, the current ratio decreased to 3.0 to 1.0 from 3.5 to 1.0. Typically there is a reduction in net working capital during the first quarter of each year reflecting the liquidation in current assets following the busiest quarter of the year. This was also applicable to the first quarter of 2004. This year, the net current asset reduction during the first quarter, totaled $1,898,000 as a direct result of $2,179,000 net collections of accounts receivable, partially offset by a $204,000 increase in income tax receivable. The current liabilities remained constant, decreasing only $4,000 during the quarter.

At March 31, 2004, the Company had $53,000 in cash, a revolving credit facility of $8,500,000 and a term facility of $9,500,000 which consists of a $6,500,000 facility that represents the Company's long term borrowing and a six year $3,000,000 facility that is not currently being utilized. The revolving loan facility matures August 31, 2005 and the term loan is payable in monthly installments of $54,000 through July 31, 2008, with a balloon payment of $3,368,000 due on August 31, 2008. Amounts outstanding under the revolving facility and the term facilities at March 31, 2004 were $6,766,000 and $6,122,000 respectively. The interest rates on these facilities are subject to adjustment at certain predetermined dates based upon the Funded Debt to EBITDA ratio as each such term is defined in the loan agreement. The next such predetermined date is December 31, 2004. The loan agreement contains customary representations, warranties and covenants. At March 31, 2004 and December 31, 2003, the Company was in compliance with these covenants.

The ratio of long-term debt to total capitalization improved slightly to 69% at March 31, 2004 from 71% at December 31, 2003. The Company believes its financial resources are adequate to fund its needs for the next twelve months.

CASH FLOWS FROM OPERATING ACTIVITIES. Net cash provided by operating activities was $2,019,000 for the three months ended March 31, 2004. This was primarily a reflection of the $2,179,000 contributed from net collections of accounts receivable. These cash flows from operating activities for the current period compare to $630,000 for the same period in 2003, an increase of $1,389,000 or 220%. Again, the increase was primarily attributable to the proceeds from collections on receivables, which exceeded those of the first quarter of the prior year by $1,348,000.

CASH FLOWS FROM INVESTING ACTIVITIES. Net cash used in investing activities was $378,000 for the three months ended March 31, 2004, which was $103,000 more than the $275,000 total for the same period of the prior year. For both years these funds were used primarily to purchase machinery and equipment for the Company's manufacturing operations.

CASH FLOWS FROM FINANCING ACTIVITIES. Net cash used in financing activities was $1,713,000 for the three months ended March 31, 2004, which reflects the $1,720,000 repayment of debt, primarily a repayment of the revolving loan. This compares to $66,000 used in financing activities for the same period in 2003, a difference of $1,647,000. This larger net repayment in the current period primarily reflects the increased cash made available through operations, net of the cash used in investing activities, as discussed above.

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

     In 2002, SFAS No. 142, "Goodwill and Other Intangible Assets" became effective and as a result, the Company assesses the impairment of identifiable intangibles, and related goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable and at least annually. Factors the Company considers important, which could trigger an impairment review include the following:

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

     During the fourth quarter of 2003, the Company completed its annual impairment test, which did not result in impairment of recorded goodwill.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is exposed to interest rate fluctuations, primarily as a result of its $18 million credit agreement (the "Credit Agreement") with interest rates subject to market fluctuations. The Company does not currently use derivative instruments to alter the interest rate characteristics of any of its debt. The Credit Agreement includes a revolving line of credit with a bank, which at March 31, 2004 bore interest at the prime rate minus 0.50% resulting in a 3.50% rate for a portion of the debt and at LIBOR plus 2.00% resulting in a 3.09% rate for another portion. This rate determination remains constant until December 31, 2004. On that date, the interest rate may be adjusted based upon certain financial covenants and may range from prime minus 0.50% to LIBOR plus 1.75% or, to LIBOR plus 2.25%. In addition, the Credit Agreement includes two term loan facilities, one of which is active, and which at March 31, 2004 bore interest at the prime rate minus 0.50% resulting in a 3.50% rate for a portion of the debt and at LIBOR plus 2.25% resulting in a 3.34% rate for another portion. On December 31, 2004 the interest rate may be adjusted based on certain financial covenants, and may range from prime minus 0.50% to LIBOR plus 2.00% or, to LIBOR plus 2.50%. A 10% fluctuation in interest rates would not have a material impact on the Company's financial statements.

ITEM 4. CONTROLS AND PROCEDURES

     Under the supervision and with the participation of the Company's management team, the principal executive officer and principal financial officer have evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures as defined in Rules 13a - 14(c) and 15d - 14(c) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of March 31, 2004 and, based on their evaluation, have concluded that these controls and procedures are effective. There were no changes in the Company's internal controls during the fiscal quarter ended March 31, 2004 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

               31.1  Principal Executive Officer Certification pursuant to
                     Section 302 of the Sarbanes-Oxley Act of 2002.

               31.2  Principal Financial Officer Certification pursuant to
                     Section 302 of the Sarbanes-Oxley Act of 2002.

               32.1  Principal Executive Officer Certification pursuant to
                     Section 906 of the Sarbanes-Oxley Act of 2002.

               32.2  Principal Financial Officer Certification pursuant to
                     Section 906 of the Sarbanes-Oxley Act of 2002.

        (b)    REPORTS ON FORM 8-K

        The Company filed a Current Report on Form 8-K with the Securities Exchange Commission on February 26, 2004, with respect to its press release announcing its results of operations for the quarter ended December 31, 2003.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         VITA FOOD PRODUCTS, INC.


Date:   May 14, 2004            By:      /s/ Stephen D. Rubin
                                    --------------------------------------
                                             Stephen D. Rubin
                                                PRESIDENT
                                      (PRINCIPAL EXECUTIVE OFFICER)


Date:   May 14, 2004            By:      /s/ Clifford K. Bolen
                                    --------------------------------------
                                             Clifford K. Bolen
                                  Senior VICE PRESIDENT; CHIEF FINANCIAL OFFICER (PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)

                                  EXHIBIT INDEX

NUMBER     EXHIBIT TITLE
------     -------------
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