Form 10-Q
period 2004-06-30
VITA FOOD PRODUCTS INC
filed 2004-08-13
CIK 1024342

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

  /X/        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 2004

  / /       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

              For the Transition Period From _________ to _________

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

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes / / No /X/

       The number of shares outstanding of registrant's common stock as of
                          July 31, 2004 was 3,847,214.

                            VITA FOOD PRODUCTS, INC.

                                    FORM 10-Q

                       FOR THE QUARTER ENDED JUNE 30, 2004

                                      INDEX

                                                                                                       PAGE
PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

             a)    Consolidated Balance Sheets as of June 30, 2004 and December 31, 2003                 3

             b)    Consolidated Statements of Operations for the Three Months and Six Months Ended
                   June 30, 2004 and 2003                                                                4

             c)    Consolidated Statement of Shareholders' Equity for the Six Months Ended
                   June 30, 2004                                                                         4

             d)    Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2004
                   and 2003                                                                              5

             e)    Notes to Financial Statements                                                         6

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations         10

Item 3.   Quantitative and Qualitative Disclosures About Market Risk                                    14

Item 4.   Controls and Procedures                                                                       14

PART II.  OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders                                           15

Item 6.   Exhibits and Reports on Form 8-K                                                              15

SIGNATURES                                                                                              16

                          PART 1. FINANCIAL STATEMENTS

ITEM 1. FINANCIAL STATEMENTS
CONSOLIDATED BALANCE SHEETS                                                                VITA FOOD PRODUCTS, INC.
                                                                                                     AND SUBSIDIARY



                                                                                          JUNE 30,     DECEMBER 31,
                                                                                              2004             2003
                                                                                       (UNAUDITED)        (AUDITED)
-------------------------------------------------------------------------------------------------------------------
ASSETS
Current Assets
   Cash                                                                              $      49,400    $     125,457
   Accounts receivable-trade, net of allowance for discounts, returns and doubtful
    accounts of $315,000 in 2004 and $287,000 in 2003                                    4,078,904        6,544,521
   Inventories
     Raw material and supplies                                                           4,580,751        5,007,237
     Work in process                                                                        29,859          235,862
     Finished goods                                                                      3,150,553        1,975,413
   Prepaid expenses and other current assets                                               479,292          481,369
   Income taxes receivable                                                                 570,092          347,684
                                                                                     -------------    -------------
Total Current Assets                                                                    12,938,851       14,717,543

Property, Plant and Equipment
   Land                                                                                     35,000           35,000
   Building and improvements                                                             2,584,637        2,489,828
   Leasehold improvements                                                                  339,022          308,646
   Machinery and office equipment                                                       10,359,876        9,733,439
                                                                                     -------------    -------------
                                                                                        13,318,535       12,566,913
   Less accumulated depreciation and amortization                                       (7,306,810)      (6,864,222)
                                                                                     -------------    -------------
Net Property, Plant & Equipment                                                          6,011,725        5,702,691

Other Assets
   Goodwill                                                                              8,310,659        8,310,659
   Other assets                                                                            417,319          353,461
                                                                                     -------------    -------------
Total Other Assets                                                                       8,727,978        8,664,120
                                                                                     -------------    -------------
 Total Assets                                                                        $  27,678,554    $  29,084,354
===================================================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
   Current maturities of long-term obligations                                       $   1,598,775    $     780,390
   Accounts payable                                                                      2,544,687        2,299,580
   Accrued other expenses                                                                  950,352          900,891
   Deferred income taxes                                                                   168,504          226,304
                                                                                     -------------    -------------
Total Current Liabilities                                                                5,262,318        4,207,165

Long-term Obligations, Less Current Maturities                                          15,550,844       17,684,931

Shareholders' Equity
   Preferred stock, $.01 par value, authorized 1,000,000 shares; none issued
   Common stock, $.01 par value; authorized 10,000,000 shares; issued
   3,853,730 shares in 2004 and 3,819,116 shares in 2003                                    38,537           38,191
   Treasury stock, at cost 6,516 shares                                                    (50,043)               0
   Additional paid-in capital                                                            3,748,379        3,647,262
   Retained earnings                                                                     3,128,519        3,506,805
                                                                                     -------------    -------------
Total Shareholders' Equity                                                               6,865,392        7,192,258
                                                                                     -------------    -------------
 Total Liabilities and Shareholders' Equity                                          $  27,678,554    $  29,084,354
===================================================================================================================

                                                                    See accompanying notes to financial statements.


CONSOLIDATED STATEMENTS OF OPERATIONS                                                       VITA FOOD PRODUCTS, INC.
                                                                                                      AND SUBSIDIARY

                                                       FOR THE THREE MONTHS ENDED        FOR THE SIX MONTHS ENDED
                                                                JUNE 30,                         JUNE 30,
                                                              2004             2003            2004             2003
--------------------------------------------------------------------------------------------------------------------
Net sales                                            $  10,657,974    $  12,854,884   $  23,269,901    $  25,812,057
Cost of goods sold                                       7,548,873        8,696,470      16,325,484       17,631,290
                                                     -------------    -------------   -------------    -------------
Gross profit                                             3,109,101        4,158,414       6,944,417        8,180,767

Selling and administrative expenses
 Selling, marketing & distribution                       2,383,677        2,200,793       4,912,234        4,240,382
 Administrative                                          1,115,837        1,231,846       2,306,388        2,514,113
                                                     -------------    -------------   -------------    -------------
Total                                                    3,499,514        3,432,639       7,218,622        6,754,495
                                                     -------------    -------------   -------------    -------------
Operating profit (loss)                                   (390,413)         725,775        (274,205)       1,426,272

Interest expense                                           176,471          191,110         356,081          377,875
                                                     -------------    -------------   -------------    -------------
Income (loss) before income taxes                         (566,884)         534,665        (630,286)       1,048,397
Income tax expense (benefit)                              (227,000)         214,000        (252,000)         421,000
                                                     -------------    -------------   -------------    -------------
Net income (loss)                                    $    (339,884)   $     320,665   $    (378,286)   $     627,397

Basic earnings (loss) per share                      $       (0.09)   $        0.08   $       (0.10)   $        0.17
Weighted average common shares outstanding               3,836,100        3,777,895       3,832,741        3,777,232

Diluted earnings (loss) per share                    $       (0.09)   $        0.08   $       (0.10)   $        0.16
Weighted average common shares outstanding               3,836,100        3,872,585       3,832,741        3,862,159


CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY                                                  VITA FOOD PRODUCTS, INC.
                                                                                                          AND SUBSIDIARY

                                         COMMON STOCK                           ADDITIONAL
                                 ---------------------------       TREASURY        PAID-IN       RETAINED
                                       SHARES         AMOUNT          STOCK        CAPITAL      EARNINGS/          TOTAL
------------------------------------------------------------------------------------------------------------------------
Balance, at January 1, 2004         3,819,116   $     38,191   $          0   $  3,647,262   $  3,506,805   $  7,192,258

Proceeds from stock purchase
and stock option plans                 34,614            346                       101,117                       101,463

Treasury stock purchases                                            (50,043)                                     (50,043)

Net loss                                                                                         (378,286)      (378,286)
                                 ------------   ------------   ------------   ------------   ------------   ------------
Balance, at June 30, 2004           3,853,730   $     38,537   $    (50,043)  $  3,748,379   $  3,128,519   $  6,865,392
========================================================================================================================

                                                                         See accompanying notes to financial statements.


CONSOLIDATED STATEMENTS OF CASH FLOWS                                                              VITA FOOD PRODUCTS, INC.
                                                                                                             AND SUBSIDIARY

                                                                                                FOR THE SIX MONTHS ENDED
                                                                                                         JUNE 30,
                                                                                                      2004             2003
                                                                                               (UNAUDITED)      (UNAUDITED)
---------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss)                                                                         $    (378,286)   $     627,397
   Adjustments to reconcile net income (loss) to net cash provided by operating activities
       Depreciation and amortization                                                               471,742          446,328
       Loss on sale of fixed asset                                                                   3,877                0
       Deferred income tax provision                                                               (57,800)               0
       Changes in assets and liabilities:
            Decrease in accounts receivable                                                      2,465,617          820,969
            Increase in inventories                                                               (542,651)        (678,326)
            Decrease (Increase) in prepaid expenses and other current assets                         2,077         (134,552)
            (Increase) Decrease in income taxes receivable                                        (222,408)         174,318
            Increase (Decrease) in accounts payable                                                245,107         (321,005)
            Increase in accrued other expenses                                                      49,461          232,709
                                                                                             -------------    -------------
 Net cash provided by operating activities                                                       2,036,736        1,167,838

CASH FLOWS FROM INVESTING ACTIVITIES
       Capital expenditures                                                                       (773,179)        (626,568)
       Proceeds from sale of fixed asset                                                             7,400                0
       Other assets                                                                                (65,837)          12,258
                                                                                             -------------    -------------
 Net cash used in investing activities                                                            (831,616)        (614,310)

CASH FLOWS FROM FINANCING ACTIVITIES
       Proceeds from issuance of stock and exercise of stock options                               101,463           38,538
       Purchase of treasury stock                                                                  (50,043)               0
       Net (payments) borrowings under revolving loan facility                                    (943,543)         833,211
       Net payments on term loan facility                                                         (389,054)        (652,009)
       Net payments under capital lease obligations                                                      0          (93,616)
                                                                                             -------------    -------------
 Net cash (used in) provided by financing activities                                            (1,281,177)         126,124
                                                                                             -------------    -------------
Net (decrease) increase in cash                                                                    (76,057)         679,652

Cash, at beginning of period                                                                       125,457           46,097
                                                                                             -------------    -------------
Cash, at end of period                                                                       $      49,400    $     725,749
===========================================================================================================================

Supplemental Disclosure of Cash Flow Information
   Cash paid for interest                                                                    $     249,375    $     369,000
   Income taxes paid                                                                         $      28,246    $     178,000

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

     The second quarter and six-month period ending June 30, 2004 diluted loss per share computations exclude 88,301 and 119,078 shares, respectively, issuable upon exercise of stock options because the assumed exercise of these options would be anti-dilutive.

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

EARN OUT PROVISIONS UNDER ACQUISITIONS AGREEMENTS

     Pursuant to the Company's acquisitions of Virginia Honey and Halifax in 2001 and 2002, respectively, the previous owners of those businesses, both of whom are now employees and one of whom is a director of the Company, are subject to earn out provisions that may result in additional proceeds paid by the Company for the acquired businesses. As amended, the earn out provisions for Terry Hess, the previous owner of Virginia Honey, have resulted in an additional amount due to Mr. Hess of $814,000 as of June 30, 2004 with an interest rate of 4.2%, payable in April 2005. This additional payment is based on the operating results of Virginia Honey for the period from January 1, 2001 to December 31, 2002. Potential remaining earn out payments to Mr. Hess will be based on the earnings of Vita Specialty Foods, as computed by a pre-defined allocation formula, for two separate periods - January 1, 2003 to December 31, 2005 and January 1, 2006 to December 31, 2007. Should Vita Specialty Foods maintain its current profitability levels throughout these periods, management estimates that additional payments with a net present value as of June 30, 2004 of approximately $1,663,000 would be due to Mr. Hess. Any future payments will be recorded as additional goodwill when and if such payments are finally determined at the end of each of the periods described above.

     Similarly, Mr. Budd, the previous owner of Halifax, has two separate earn out periods - January 1, 2003 to December 31, 2005 and January 1, 2006 to December 31, 2007. Potential remaining earn out payments to Mr. Budd will be based on the earnings of Vita Specialty Foods, as computed by a pre-defined allocation formula. Should Vita Specialty Foods maintain its current profitability levels throughout these periods, management estimates that no additional payments would be due to Mr. Budd. Any future payments will be recorded as additional goodwill when and if such payments are finally determined at the end of each of the periods described above.

BANK LOAN AGREEMENT

     On September 9, 2003, the Company entered into a loan agreement (the "Loan Agreement") with a bank and paid off its existing credit facility. The Loan Agreement provides for a two year $8,500,000 revolving line of credit for working capital needs; a five year $6,500,000 term loan that represents the Company's long term financing and a six year $3,000,000 term loan that is currently not being utilized. The revolving loan facility matures August 31, 2005 and the term loan is payable in monthly installments of $54,000 through July 31, 2008, with a balloon payment of $3,368,000 due on August 31, 2008. Amounts outstanding under the revolving facility and the term facilities at June 30, 2004 were $7,347,000 and $5,960,000, respectively. The interest rates on these facilities are subject to adjustment at certain predetermined dates based upon the Funded Debt to EBITDA ratio as each such term is defined in the Loan Agreement. The Loan Agreement contains customary representations, warranties and covenants. At December 31, 2003, the Company was in compliance with these covenants, however, at June 30, 2004 the impact of the loss on earnings before income taxes, depreciation and amortization for the twelve months then ended resulted in non-compliance with one of the Company's debt covenants. The Company received a permanent waiver from its lender with respect to this instance of non-compliance. The Company intends to closely monitor its debt covenants for the third quarter and remainder of the year.

BUSINESS SEGMENTS

     The Company is reporting two operating business segments in the same format as reviewed by the Company's senior management. Segment one, Vita, processes and sells various herring and cured and smoked salmon products throughout the United States. Segment two, Vita Specialty Foods, combines the products of Virginia Honey and Halifax and manufactures and distributes honey, salad dressings, sauces, marinades, jams and jellies and gift baskets. Management uses operating profit as the measure of profit or loss by business segment.

BUSINESS SEGMENT INFORMATION IS AS FOLLOWS ($000'S):

        THREE MONTHS ENDED JUNE 30,                                    2004         2003
        --------------------------------------------------------------------------------
        NET SALES
            Vita                                                 $    4,473   $    5,071
            Vita Specialty Foods                                      6,185        7,784
        --------------------------------------------------------------------------------

        Total Net Sales                                          $   10,658   $   12,855
        ================================================================================

        OPERATING PROFIT (LOSS)
            Vita                                                 $     (851)  $     (264)
            Vita Specialty Foods                                        461          990
        --------------------------------------------------------------------------------

        Total Operating Profit                                   $     (390)  $      726
        ================================================================================

        NET INCOME (LOSS)
            Vita                                                 $     (561)  $     (212)
            Vita Specialty Foods                                        221          533
        --------------------------------------------------------------------------------

        Total Net Income                                         $     (340)  $      321
        ================================================================================

        DEPRECIATION AND AMORTIZATION
            Vita                                                 $      127   $      119
            Vita Specialty Foods                                        114          104
        --------------------------------------------------------------------------------

        Total Depreciation and Amortization                      $      241   $      223
        ================================================================================

        CAPITAL EXPENDITURES
            Vita                                                 $      290   $      107
            Vita Specialty Foods                                        122          244
        --------------------------------------------------------------------------------

        Total Capital Expenditures                               $      412   $      351
        ================================================================================

        SIX MONTHS ENDED JUNE 30,                                      2004         2003
        --------------------------------------------------------------------------------
        GOODWILL
            Vita                                                 $        -   $        -
            Vita Specialty Foods                                      8,311        7,566
        --------------------------------------------------------------------------------

        Total Goodwill                                           $    8,311   $    7,566
        ================================================================================

        TOTAL ASSETS
            Vita                                                 $   18,382   $   17,346
            Vita Specialty Foods                                      9,504        9,878
        --------------------------------------------------------------------------------

        Total Assets                                             $   27,886   $   27,224
        ================================================================================

        NET SALES
            Vita                                                 $   11,096   $   12,299
            Vita Specialty Foods                                     12,174       13,513
        --------------------------------------------------------------------------------

        Total Net Sales                                          $   23,270   $   25,812
        ================================================================================

        OPERATING PROFIT
            Vita                                                 $     (951)  $      130
            Vita Specialty Foods                                        677        1,296
        --------------------------------------------------------------------------------

        Total Operating Profit                                   $     (274)  $    1,426
        ================================================================================

        NET INCOME (LOSS)
            Vita                                                 $     (668)  $      (29)
            Vita Specialty Foods                                        290          656
        --------------------------------------------------------------------------------

        Total Net Income                                         $     (378)  $      627
        ================================================================================

        DEPRECIATION AND AMORTIZATION
            Vita                                                 $      246   $      238
            Vita Specialty Foods                                        225          208
        --------------------------------------------------------------------------------

        Total Depreciation and Amortization                      $      471   $      446
        ================================================================================

        CAPITAL EXPENDITURES
            Vita                                                 $      511   $      205
            Vita Specialty Foods                                        262          422
        --------------------------------------------------------------------------------

        Total Capital Expenditures                               $      773   $      627
        ================================================================================

ACCOUNTING FOR STOCK BASED COMPENSATION

     The Company applies the intrinsic value method under APB Opinion 25 and related interpretations in accounting for its plans. No compensation cost has been recognized for its 1996 Stock Option Plan, 1996 Stock Option Plan for Non-Employee Directors and 1996 Employee Stock Purchase Plan, as the market price of the stock did not exceed the exercise price of the options granted on the measurement date.

     The Company has elected to continue to utilize the accounting provisions of APB 25 for stock options and is required to provide pro forma disclosures of net income and earnings per share had the Company adopted the fair value method under SFAS No. 123. The weighted-average, grant date fair value of stock options granted to employees during the period and the weighted-average significant assumptions used to determine those fair values, using a modified Black-Scholes option pricing model, and the pro forma effect on earnings of the fair value accounting for stock options under SFAS No. 123, are as follows:

                                                                 THREE MONTHS                  SIX MONTHS
FOR THE PERIOD ENDING JUNE 30,                                  2004           2003           2004           2003
-----------------------------------------------------------------------------------------------------------------
Weighted average fair value per options granted           $     2.73     $     2.87     $     4.42     $     2.62

Significant assumptions (weighted average)
   Risk-free interest rate at grant date                         4.7%           3.6%           4.1%           3.6%
   Expected stock price volatility                              0.70           0.73           0.70           0.73
   Expected dividend payout                                        -              -              -              -
   Expected option life (years)                                    5              5              5              5

Net Income (Loss)
   As reported                                            $ (339,884)    $  320,665     $ (378,288)    $  627,397
Deduct total stock based compensation expense
   determined under the fair value method                     (8,190)       (18,081)      (132,660)       (47,214)
                                                          -------------------------------------------------------
   Pro forma                                              $ (348,074)    $  302,584     $ (510,948)    $  580,183
                                                          =======================================================

Basic earnings (loss) per share
   As reported                                            $    (0.09)    $     0.08     $    (0.10)    $     0.17
   Pro forma                                              $    (0.09)    $     0.08     $    (0.13)    $     0.15

Diluted earnings (loss) per share
   As reported                                            $    (0.09)    $     0.08     $    (0.10)    $     0.16
   Pro forma                                              $    (0.09)    $     0.08     $    (0.13)    $     0.15

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 2004 AND JUNE 30, 2003

REVENUES. Net sales for the three months ended June 30, 2004 were $10,658,000, compared to $12,855,000 for the same period in 2003, a decrease of $2,197,000 or 17.1%. This decrease is primarily attributable to Vita Specialty Foods, which experienced a decrease of $1,599,000 led by a decline of $2,041,000 in its line of hot-filled sauce products; primarily as a result of a major customer postponing an order for shipment until the third quarter of 2004 that was shipped in the second quarter of 2003. Decreases were also reflected in the Vita Specialty Foods honey/molasses product line of $351,000 and resale products of $55,000, on top of higher returns and allowances of $117,000. The decrease in sales of these product lines was partially offset by a $965,000 sales increase in the line of salad dressing products. Added to the decrease in net sales from Vita Specialty Foods was a decline of $598,000, or 11.8%, for the Vita seafood business, which was primarily the result of a 16% decrease in gross sales of salmon products. The salmon sales decrease was primarily due to a non-retail customer reducing its purchasing volume and some reductions in sales volume in the retail sector. The Company believes that it will replace this lost salmon business starting in the fourth quarter of 2004. Herring, salmon, and specialty product sales represented 48%, 47%, and 5%, respectively, of the Vita business unit's total gross sales during the period. Vita Specialty Food's salad dressings/sauces, honey products and specialty items, represented 75%, 23% and 2%, respectively, of the Vita Specialty Foods business unit's total gross sales.

GROSS MARGIN. Gross margin for the three months ended June 30, 2004 was $3,109,000, compared to $4,158,000 for the same period in 2003, a decrease of $1,049,000 or 25.2%. The Vita seafood business accounted for $635,000 of this decrease and $414,000 of the decline was attributable to the Vita Specialty Foods business. As a percent of net sales, gross margin totaled 29.2%, down from 32.3% for the same period in 2003. Despite the sales decrease, gross margin for the Vita Specialty Foods business, as a percentage of net sales, increased to 37.5% from 35.1% for the same period in 2003, largely as a result of the integration of production into one facility. For the Vita seafood business, gross margin as a percent of net sales, decreased to 17.7% for the current quarter versus 28.2% for the same period in 2003. This change was primarily attributable to the higher factory expenses necessary to prepare for production of new product lines, variances caused by the lower sales volume and the continued rise in the cost of raw salmon.

OPERATING EXPENSES. Selling, marketing, distribution and administrative expenses for the three months ended June 30, 2004 were $3,500,000, compared to $3,433,000 for the same period in 2003, an increase of $67,000 or 2.0%. These expenses represented 32.8% of sales for the quarter ending June 30, 2004 compared to 26.7% for the same period in 2003. The increased dollar amount to these expenses was the net result of an $183,000 increase in selling, marketing and distribution expenses and a $116,000 decrease in administrative expenses. The improvement in administrative spending was largely a result of management's decision to transfer the administrative function previously performed in Atlanta to the Martinsburg office. The increase in selling, marketing and distribution expense was the net result of a $229,000 increase for Vita Specialty Foods and a $46,000 decrease for Vita seafood. Of this Vita Specialty Foods increase, $220,000 was attributable to distribution expenses, primarily freight-out costs arising as a result of higher rates. The operating expenses increased as a percent of sales as a result of these expenses increasing in dollars during a period of declining sales.

INTEREST EXPENSE. Interest expense for the three months ended June 30, 2004 was $176,000, compared to $191,000 for the same period in 2003, a decrease of $15,000 or 7.9%. During this period, the average debt increased to $15,900,000 from $14,900,000 or 7% compared to the second quarter of the prior year, but the decrease in interest expense was attributable to lower effective interest rates under the Company's new Loan Agreement.

INCOME TAXES. The Company recognized a credit of $227,000 and an expense of $214,000 for the quarters ending June 30, 2004 and 2003 respectively. The credit represents approximately 40% of pretax loss for the period ending June 30, 2004 and the expense represents approximately 40% of the pre-tax profit for the same period in 2003.

NET INCOME. Reflecting the operating results described above, the net loss for the three months ended June 30, 2004 totaled $(340,000) or $(0.09) per share on both a basic and fully diluted basis; this contrasts to net income of $321,000 for the same period in 2003 or $0.08 per share on both bases, thus representing a reduction of $0.17 per share on both a basic and a fully diluted basis.

COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 2004 AND JUNE 30, 2003

REVENUES. Net sales for the six months ended June 30, 2004 were $23,270,000, compared to $25,812,000 for the same period in 2003, a decrease of $2,542,000 or 9.8%. Of this decrease, $1,339,000 is attributable to Vita Specialty Foods, representing a reduction of 9.9%, and $1,203,000 is attributable to Vita seafood, representing a reduction of 9.8%. The decrease for the Vita Specialty Foods business unit is a reflection of the sales of hot-filled sauce products, which were down $2,201,000; the majority of this decrease occurring during the second quarter for the reason described in the preceding section. Decreases were also reflected in this business unit's honey/molasses product line of $240,000 and resale products of $171,000, on top of higher returns and allowances of $169,000. The decrease of these product lines was partially offset by a $1,442,000 increase in the line of salad dressing products. Added to the decrease from Vita Specialty Foods was a decline of $1,203,000, or 9.8%, for the Vita seafood business, which was primarily the result of a 16% decrease in gross sales of salmon products. The salmon sales decrease was primarily a result of the situation described in the preceding section. Herring, salmon, and specialty product sales represented 51%, 45%, and 4%, respectively, of the Vita business unit's total gross sales during the period. Vita Specialty Food's salad dressings/sauces, honey products and specialty items, represented 70%, 29% and 1%, respectively, of the Vita Specialty Foods business unit's total gross sales.

GROSS MARGIN. Gross margin for the six months ended June 30, 2004 was $6,944,000, compared to $8,181,000 for the same period in 2003, a decrease of $1,237,000 or 15.1%. The Vita seafood business accounted for $1,045,000 of this decrease and $192,000 of the decline was attributable to the Vita Specialty Foods business. As a percent of net sales, gross margin totaled 29.8%, down from 31.7% for the same period in 2003. Despite the sales decrease, gross margin for the Vita Specialty Foods business, as a percentage of net sales increased to 35.7% from 33.6% for the same period in 2003, largely as a result of the integration of production into one facility. For the Vita seafood business, gross margin as a percent of net sales, decreased to 23.4% for the current quarter versus 29.6% for the same period in 2003. This change was primarily attributable to the continued rise in the cost of raw salmon, higher factory expenses necessary to prepare for production of new product lines and variances caused by the lower sales volume.

OPERATING EXPENSES. Selling, marketing, distribution and administrative expenses for the six months ended June 30, 2004 were $7,218,000, compared to $6,754,000 for the same period in 2003, an increase of $464,000 or 6.9%. As a percentage of net sales, these expenses were 31.0% compared with 26.2% in 2003. The increased dollar amount of these expenses was the net result of a $672,000 increase in selling, marketing and distribution expenses and a $208,000 decrease in administrative expenses. The improvement in administrative spending was largely a result of the decision to transfer the administrative function previously performed in Atlanta to the Martinsburg office. The increase in selling, marketing and distribution expense was primarily the result of a $652,000 increase for Vita Specialty Foods. Of this Vita Specialty Foods increase, $411,000 was attributable to distribution expenses, primarily freight-out costs arising as a result of higher rates; another $99,000 was attributable to selling expense, mostly salesmen salaries and another $142,000 to marketing, primarily for slotting costs of new products. The operating expenses increased as a percent of sales as a result of these expenses increasing in dollars during a period of declining sales.

INTEREST EXPENSE. Interest expense for the six months ended June 30, 2004 was $356,000, compared to $378,000 for the same period in 2003, a decrease of $22,000 or 5.8%. During this period, the average debt increased to $16,100,000 from $14,700,000 or 10% compared to the second quarter of the prior year, but the decrease in interest expense was attributable to lower effective interest rates under the Company's new Loan Agreement.

INCOME TAXES. The Company recognized a credit of $252,000 and an expense of $421,000 for the six-month periods ending June 30, 2004 and 2003 respectively. The credit represents approximately 40% of pretax loss for the period ending June 30, 2004 and the expense represents approximately 40% of the pre-tax profit for the same period in 2003.

NET INCOME. Reflecting the operating results described above, the net loss for the six months ended June 30, 2004 totaled $(378,000) or $(0.10) per share on both a basic and fully diluted basis; this contrasts to net income of $627,000 for the same period in 2003 or $0.17 per share on a basic basis and $0.16 per share on a fully diluted basis thus representing a reduction of $0.27 per share on a basic basis and $0.26 on a fully diluted basis.

FINANCIAL CONDITION

At June 30, 2004, the Company had $7,676,000 in working capital, versus $10,510,000 at December 31, 2003, a decrease of $2,834,000 or 27.0%. As a result, the current ratio fell to 2.5 to 1.0 from 3.5 to 1.0. This ratio is comparable to the 2.2 to 1.0 ratio at June 30, 2003. It is typical for a reduction in the Company's net working capital to occur during the first six months of each year reflecting the liquidation in current assets following the busiest part of the year. This year, the reduction in net current assets totaled $1,779,000 and reflected $2,466,000 of net collections of accounts receivable and a $76,000 reduction in operating cash; partially offset by a $543,000 increase in inventory and a $222,000 increase in income taxes receivable. The net increase in current liabilities was $1,055,000, reflecting an $818,000 increase in the current portion of the long-term debt representing the reclassification into current of the Virginia Honey earnout payment which is due in April 2005; a $295,000 increase in accounts payable and accruals; and an offsetting $58,000 decrease in the deferred income tax liability.

At June 30, 2004, the Company had $49,000 in cash, a revolving credit facility of $8,500,000 and a term facility of $9,500,000 which consists of a $6,500,000 facility that represents the Company's long term borrowing and a $3,000,000 facility that is not currently being utilized. The revolving loan facility matures August 31, 2005 and the term loan is payable in monthly installments of $54,000 through July 31, 2008, with a balloon payment of $3,368,000 due on August 31, 2008. Amounts outstanding under the revolving facility and the term facilities at June 30, 2004 were $7,348,000 and $5,960,000, respectively. The interest rates on these facilities are subject to adjustment at certain predetermined dates based upon the Funded Debt to EBITDA ratio as each such term is defined in the loan agreement. The next such predetermined date is December 31, 2004. The loan agreement contains customary representations, warranties and covenants. At June 30, 2004 the impact of the loss on earnings before income taxes, depreciation and amortization for the twelve months then ended resulted in non-compliance with one of the Company's debt covenants. The Company received a permanent waiver from its lender with respect to this instance of non-compliance. The Company intends to closely monitor its debt covenants for the third quarter and remainder of the year.

The ratio of long-term debt to total capitalization improved slightly to 69% at June 30, 2004 from 71% at December 31, 2003. The Company believes its financial resources are adequate to fund its needs for the next twelve months.

CASH FLOWS FROM OPERATING ACTIVITIES. Net cash provided by operating activities was $2,037,000 for the six months ended June 30, 2004, primarily reflecting $2,466,000 contributed from net collections of accounts receivable, partially offset by an increase in inventory of $543,000. These cash flows from operating activities for the current period compare to $1,168,000 for the same period in 2003, an increase of $869,000 or 74%. Again, the increase was primarily attributable to the proceeds from net collections on receivables, which exceeded those of the same period of the prior year by $1,645,000.

CASH FLOWS FROM INVESTING ACTIVITIES. Net cash used in investing activities was $832,000 for the six months ended June 30, 2004, which was $218,000 more than the $614,000 used during the same period of the prior year. For both years these funds were used primarily to purchase machinery and equipment for the Company's manufacturing operations with the increase mainly reflecting projects associated with new products at the Chicago facility.

CASH FLOWS FROM FINANCING ACTIVITIES. Net cash used in financing activities was $1,281,000 for the six months ended June 30, 2004, which reflects the $1,333,000 repayment of debt, primarily a net repayment of the revolving loan. This use compares to $126,000 provided by financing activities for the same period in 2003, a difference of $1,459,000. This larger net repayment in the current period primarily reflects the increased cash made available through operations, net of the cash used in investing activities, as described above.

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

     The Company assesses the impairment of its identifiable intangibles and goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable and at least annually. Factors the Company considers important, which could trigger an impairment review include the following:

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

     When the Company determines that the carrying value of its intangible assets may not be recoverable based upon the existence of one or more of the above indicators of impairment, the Company will review for impairment under the provisions of SFAS 142.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is exposed to interest rate fluctuations, primarily as a result of its $18 million credit agreement (the "Credit Agreement") with interest rates subject to market fluctuations. The Company does not currently use derivative instruments to alter the interest rate characteristics of any of its debt. The Credit Agreement includes a revolving line of credit with a bank, which at June 30, 2004 bore interest at the prime rate minus 0.50% resulting in a 3.50% rate for a portion of the debt and at LIBOR plus 2.00% resulting in a 3.17% rate for another portion. This rate determination remains constant until December 31, 2004. On that date, the interest rate may be adjusted based upon certain financial covenants and may range from prime minus 0.50% to LIBOR plus 1.75% or, to LIBOR plus 2.25%. In addition, the Credit Agreement includes two term loan facilities, one of which is active, and which at June 30, 2004 bore interest at the prime rate minus 0.50% resulting in a 3.50% rate for a portion of the debt and at LIBOR plus 2.25% resulting in a 3.42% rate for another portion. On December 31, 2004, the interest rate may be adjusted based on certain financial covenants, and may range from prime minus 0.50% to LIBOR plus 2.00% or, to LIBOR plus 2.50%. A 10% fluctuation in interest rates would not have a material impact on the Company's financial statements.

ITEM 4. CONTROLS AND PROCEDURES

     Under the supervision and with the participation of the Company's management team, the principal executive officer and principal financial officer have evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures as defined in Rules 13a - 15(e) and 15d - 15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of June 30, 2004 and, based on their evaluation, have concluded that these controls and procedures are effective. There were no changes in the Company's internal control over financial reporting during the fiscal quarter ended June 30, 2004 that has materially affected, or is reasonable likely to materially affect, the Company's internal control over financial reporting.

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

                           PART II - OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  (a)   The date of the Company's Annual Meeting of Stockholders was
        May 19, 2004.

  (b) and (c) At the Annual Meeting of Stockholders, the following matters were submitted to a vote of the stockholders with the stated results:

        (1)   The election of the following persons as directors of the Company:

        Director               Votes For  Votes Withheld   Abstained   Broker Non-Votes
        --------               ---------  --------------   ---------   ----------------
        Stephen D. Rubin       2,306,653      4,961            -              -
        Clark L. Feldman       2,306,653      4,961            -              -
        Neal Jansen            2,306,653      4,961            -              -
        Michael Horn           2,306,653      4,961            -              -
        Steven A. Rothstein    2,306,653      4,961            -              -
        John C. Seramur        2,306,653      4,961            -              -
        Terry W. Hess          2,306,653      4,961            -              -
        Paul R. Lederer        2,306,653      4,961            -              -
        Joel D. Spungin        2,306,653      4,961            -              -

        (2) Ratification of the selection of BDO Seidman, LLP as independent accountants of the Company for the year ending December 31, 2004

              Votes For    Against    Abstained    Broker Non-votes
              ---------    -------    ---------    ----------------
              2,310,965      210         439              -

        (3)   Adoption of an Amendment to the 1996 Stock Option Plan

              Votes For    Against    Abstained    Broker Non-votes
              ---------    -------    ---------    ----------------
              2,300,304     10,555       755              -

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a)   EXHIBITS

              31.1  Principal Executive Officer Certification pursuant to
                    Section 302 of the Sarbanes-Oxley Act of 2002.

              31.2  Principal Financial Officer Certification pursuant to
                    Section 302 of the Sarbanes-Oxley Act of 2002.

              32.1  Principal Executive Officer Certification pursuant to
                    Section 906 of the Sarbanes-Oxley Act of 2002.

              32.2  Principal Financial Officer Certification pursuant to
                    Section 906 of the Sarbanes-Oxley Act of 2002.

        (b)   REPORTS ON FORM 8-K

        The Company filed a Current Report on Form 8-K with the Securities Exchange Commission on May 6, 2004, with respect to its press release announcing its results of operations for the quarter ended March 31, 2004.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            VITA FOOD PRODUCTS, INC.


Date:   August 13, 2004            By:      /s/ Stephen D. Rubin
                                      ----------------------------------------
                                               Stephen D. Rubin
                                                  PRESIDENT
                                         (PRINCIPAL EXECUTIVE OFFICER)


Date:   August 13, 2004            By:      /s/ Clifford K. Bolen
                                      ----------------------------------------
                                               Clifford K. Bolen
                                  SENIOR VICE PRESIDENT; CHIEF FINANCIAL OFFICER
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