Form 10-Q
period 2004-09-30
VITA FOOD PRODUCTS INC
filed 2004-11-15
CIK 1024342

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2004

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From to

Commission File Number 1-12599

VITA FOOD PRODUCTS, INC.

(Exact name of registrant as specified in its charter)

Nevada	36-3171548
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2222 West Lake Street, Chicago, Illinois     60612

(Address of principal executive offices)         (Zip Code)

Registrant’s telephone number, including area code:   (312) 738-4500

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒ No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒

The number of shares outstanding of registrant’s common stock as of October 31, 2004 was 3,847,214.

VITA FOOD PRODUCTS, INC.

FORM 10-Q

For the Quarter Ended September 30, 2004

PART 1. FINANCIAL STATEMENTS

Item 1. Financial Statements

Consolidated Balance Sheets	Vita Food Products, Inc.
And Subsidiary

	September 30, 2004	December 31, 2003
ASSETS
Current Assets
Cash	$75,201	$125,457
Accounts receivable-trade, net of allowance for discounts, returns, and doubtful accounts of $481,000 in 2004 and $301,000 in 2003	4,690,052	6,544,521
Inventories
Raw material and supplies	4,010,683	5,007,237
Work in process	214,718	235,862
Finished goods	3,042,001	1,975,413
Prepaid expenses and other current assets	434,995	481,369
Income taxes receivable	149,148	347,684
Total Current Assets	12,616,798	14,717,543

Property, Plant and Equipment
Land	35,000	35,000
Building and improvements	2,593,260	2,489,828
Leasehold improvements	424,693	308,646
Machinery and office equipment	10,495,093	9,733,439
	13,548,046	12,566,913
Less accumulated depreciation and amortization	(7,547,130)	(6,864,222)
Net Property, Plant & Equipment	6,000,916	5,702,691

Other Assets
Goodwill	8,310,659	8,310,659
Other assets	408,235	353,461
Total Other Assets	8,718,894	8,664,120
Total Assets	$27,336,608	$29,084,354

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Current maturities of long-term obligations	$9,367,857	$780,390
Accounts payable	2,608,831	2,299,580
Accrued expenses	764,897	900,891
Deferred income taxes	0	226,304
Total Current Liabilities	12,741,585	4,207,165

Long-term Obligations, Less Current Maturities	8,006,064	17,684,931

Shareholders’ Equity
Preferred stock, $.01 par value, authorized 1,000,000 shares; none issued Common stock, $.01 par value; authorized 10,000,000 shares; issued 3,853,730 shares in 2004 and 3,819,116 shares in 2003	38,537	38,191
Treasury stock, at cost 6,516 shares	(50,043)	0
Additional paid-in capital	3,748,379	3,647,262
Retained earnings	2,852,086	3,506,805
Total Shareholders’ Equity	6,588,959	7,192,258
Total Liabilities and Shareholders’ Equity	$27,336,608	$29,084,354

See accompanying notes to financial statements.

Consolidated Statements of Operations	Vita Food Products, Inc.
And Subsidiary

	For the three months ended September 30,		For the nine months ended September 30,
	2004	2003	2004	2003
Net sales	$11,575,134	$11,651,609	$34,845,034	$37,463,666
Cost of goods sold	8,514,949	7,810,900	24,840,433	25,442,191
Gross margin	3,060,185	3,840,709	10,004,601	12,021,475

Selling and administrative expenses Selling, marketing & distribution	2,387,361	2,285,111	7,299,594	6,525,493
Administrative	940,535	1,126,206	3,246,924	3,640,319
Total	3,327,896	3,411,317	10,546,518	10,165,812
Operating profit (loss)	(267,711)	429,392	(541,917)	1,855,663

Interest expense	192,721	188,728	548,802	566,603
Income (loss) before income taxes	(460,432)	240,664	(1,090,719)	1,289,060
Income tax expense (benefit)	(184,000)	96,000	(436,000)	517,000
Net income (loss)	$(276,432)	$144,664	$(654,719)	$772,060

Basic earnings (loss) per share	$(0.07)	$0.04	$(0.17)	$0.20
Weighted average common shares outstanding	3,847,214	3,792,993	3,837,600	3,782,543

Diluted earnings (loss) per share	$(0.07)	$0.04	$(0.17)	$0.20
Weighted average common shares outstanding	3,847,214	3,948,284	3,837,600	3,895,456

Consolidated Statements of Shareholders’ Equity	Vita Food Products, Inc.
And Subsidiary

				Additional
	Common Stock		Treasury	Paid-in	Retained
	Shares	Amount	Stock	Capital	Earnings	Total
Balance, at January 1, 2004	3,819,116	$38,191	$0	$3,647,262	$3,506,805	$7,192,258
Proceeds from stock purchase and stock option plans	34,614	346	—	101,117	—	101,463
Treasury stock purchases	—	—	(50,043)	—	—	(50,043)
Net loss	—	—	—	—	(654,719)	(654,719)
Balance, at September 30, 2004	3,853,730	$38,537	$(50,043)	$3,748,379	$2,852,086	$6,588,959

See accompanying notes to financial statements.

Consolidated Statements of Cash Flows	Vita Food Products, Inc.
And Subsidiary

	For the nine months ended September 30,
	2004	2003
Cash Flows From Operating Activities
Net income (loss)	$(654,719)	$772,060
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	722,981	707,721
Loss on sale of fixed asset	3,877	0
Deferred income tax provision	(226,304)	0
Changes in assets and liabilities:
Accounts receivable	1,854,469	658,742
Inventories	(48,890)	(924,186)
Prepaid expenses and other current assets	46,375	(190,379)
Income tax receivable	198,536	174,318
Accounts payable	309,251	263,346
Accrued expenses	(135,994)	(46,314)
Net cash provided by operating activities	2,069,582	1,415,308

Cash Flows From Investing Activities
Capital expenditures	(1,002,693)	(1,051,813)
Proceeds from sale of fixed asset	7,400	0
Other assets	(59,090)	(39,801)
Net cash used in investing activities	(1,054,383)	(1,091,614)

Cash Flows From Financing Activities
Proceeds from issuance of stock and exercise of stock options	101,463	91,138
Purchase of treasury stock	(50,043)	0
Net (payments) borrowings under revolving loan facility	(532,443)	140,548
Proceeds from new term loan	0	6,500,000
Net payments on term loan facility	(584,432)	(6,535,490)
Net payments under capital lease obligations	0	(131,040)
Net cash (used in) provided by financing activities	(1,065,455)	65,156

Net (decrease) increase in cash	(50,256)	388,850

Cash, at beginning of period	125,457	46,097

Cash, at end of period	$75,201	$434,947

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$489,635	$552,851
Income taxes (refunded) paid	$(384,967)	$249,183

See accompanying notes to financial statements.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Basis of Presentation

In the opinion of management, the accompanying balance sheets and related interim statements of income, cash flows, and shareholders’ equity include all adjustments, consisting only of normal recurring items, necessary for their fair presentation in conformity with U.S. generally accepted accounting principles.  Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses.  Examples include provisions for returns, deductions, bad debts, and length of building and equipment lives.  Actual results may differ from these estimates.  Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and financial statements and notes thereto included in the 2003 Form 10-K of Vita Food Products, Inc.  (Vita Food Products, Inc. (“Vita”), together with its wholly owned subsidiary, Vita Specialty Foods, Inc. (“Vita Specialty Foods”), hereinafter referred to as the “Company”).

The third quarter and nine-month periods ended September 30, 2004 diluted loss per share computations exclude 46,737 and 95,158 shares, respectively, issuable upon exercise of stock options because the assumed exercise of these options would be anti-dilutive.

Principles of Consolidation

The consolidated financial statements include the accounts of Vita and Vita Specialty Foods.  Vita Specialty Foods includes Virginia Honey Company, Inc. (“Virginia Honey”) and The Halifax Group, Inc. (“Halifax”).  All significant intercompany transactions and balances have been eliminated.

Revenue Recognition

Revenue is recognized upon shipment of product to customers in fulfillment of customer orders.

Earn Out Provisions Under Acquisition Agreements

Pursuant to the Company’s acquisitions of Virginia Honey and Halifax in 2001 and 2002, respectively, the previous owners of those businesses, both of whom are now employees and one of whom is a director of the Company, are subject to earn out provisions that may result in additional proceeds paid by the Company for the acquired businesses.  As amended, the earn out provisions for Terry Hess, the previous owner of Virginia Honey, have resulted in an additional amount due to Mr. Hess of $823,000 as of September 30, 2004 with an interest rate of 4.2%, payable in April 2005.  This additional payment is based on the operating results of Virginia Honey for the period from January 1, 2001 to December 31, 2002.  Potential remaining earn out payments to Mr. Hess will be based on the earnings of Vita Specialty Foods, as computed by a pre-defined allocation formula, for two separate periods – January 1, 2003 to December 31, 2005 and January 1, 2006 to December 31, 2007.  Should Vita Specialty Foods maintain its current profitability levels throughout these periods, management estimates that additional payments with a net present value as of September 30, 2004 of approximately $1,359,000 would be due to Mr. Hess.  Any future payments will be recorded as additional goodwill when and if such payments are finally determined at the end of each of the periods described above.

Similarly, Mr. Budd, the previous owner of Halifax, has two separate earn out periods – January 1, 2003 to December 31, 2005 and January 1, 2006 to December 31, 2007.  Potential remaining earn out payments to Mr. Budd will be based on the earnings of Vita Specialty Foods, as computed by a pre-defined allocation formula.  Should Vita Specialty Foods maintain its current profitability levels throughout these periods, management estimates that no additional payments would be due to Mr. Budd.  Any future payments will be recorded as additional goodwill when and if such payments are finally determined at the end of each of the periods described above.

Bank Loan Agreement

On September 9, 2003, the Company entered into a loan agreement (the “Loan Agreement”) with a bank and paid off its existing credit facility.  The Loan Agreement provides for a two year $8,500,000 revolving line of credit for working capital needs; a five year $6,500,000 term loan that represents the Company’s long term financing and a six year $3,000,000 term loan that is currently not being utilized.  The revolving loan facility matures August 31, 2005 and has accordingly been classified as a current liability on the balance sheet at September 30, 2004; the term loan is payable in monthly installments of $54,000 through July 31, 2008, with a balloon payment of $3,368,000 due on August 31, 2008.  Amounts outstanding under the revolving facility and the term facilities at September 30, 2004 were $7,759,000 and $5,798,000, respectively.  The interest rates on these facilities are subject to adjustment at certain predetermined dates based upon the Funded Debt to EBITDA ratio as each such term is defined in the Loan Agreement.  The Loan Agreement contains customary representations, warranties and covenants.  At December 31, 2003, the Company was in compliance with these covenants, however, at September 30, 2004 the impact of the loss on earnings before income taxes, depreciation and amortization for the twelve months then ended resulted in non-compliance with two of the Company’s debt covenants.  The Company received a permanent waiver from its lender with respect to this instance of non-compliance and an amendment, which changed the financial covenants through December 31, 2004.  The Company intends to closely monitor its debt covenants going forward.

Business Segments

The Company is reporting two operating business segments in the same format as reviewed by the Company’s senior management. Segment one, Vita, processes and sells various herring and cured and smoked salmon products throughout the United States and includes the corporate headquarters.  Segment two, Vita Specialty Foods, combines the products of Virginia Honey and Halifax and manufactures and distributes honey, salad dressings, sauces, marinades, jams and jellies and gift baskets.  Management uses operating profit as the measure of profit or loss by business segment.

Business segment information is as follows ($000’s):

Three months ended September 30,	2004	2003

Net Sales
Vita	$6,239	$6,053
Vita Specialty Foods	5,336	5,599

Total Net Sales	$11,575	$11,652

Operating Profit (Loss)
Vita	$(309)	$(223)
Vita Specialty Foods	41	652

Total Operating Profit (Loss)	$(268)	$429

Net Income (Loss)
Vita	$(248)	$(189)
Vita Specialty Foods	(28)	334

Total Net Income (Loss)	$(276)	$145

Depreciation and Amortization
Vita	$124	$182
Vita Specialty Foods	128	80

Total Depreciation and Amortization	$252	$262

Capital Expenditures
Vita	$68	$172
Vita Specialty Foods	162	253

Total Capital Expenditures	$230	$425

Nine months ended September 30,	2004	2003

Goodwill
Vita	$—	$—
Vita Specialty Foods	8,311	8,256

Total Goodwill	$8,311	$8,256

Total Assets
Vita	$18,586	$18,605
Vita Specialty Foods	8,751	9,279

Total Assets	$27,337	$27,884

Net Sales
Vita	$17,335	$18,352
Vita Specialty Foods	17,510	19,112

Total Net Sales	$34,845	$37,464

Operating Profit (Loss)
Vita	$(1,261)	$(93)
Vita Specialty Foods	719	1,949

Total Operating Profit (Loss)	$(542)	$1,856

Net Income (Loss)
Vita	$(918)	$(218)
Vita Specialty Foods	263	990

Total Net Income (Loss)	$(655)	$772

Depreciation and Amortization
Vita	$370	$420
Vita Specialty Foods	353	288

Total Depreciation and Amortization	$723	$708

Capital Expenditures
Vita	$579	$377
Vita Specialty Foods	424	675

Total Capital Expenditures	$1,003	$1,052

Accounting for Stock Based Compensation

The Company applies the intrinsic value method in accounting for its stock based compensation plans.  Accordingly, no compensation cost has been recognized for its 1996 Stock Option Plan, 1996 Stock Option Plan for Non-Employee Directors and 1996 Employee Stock Purchase Plan, as the market price of the stock did not exceed the exercise price of the options on the measurement date.

The Company is required to provide pro forma disclosures of net income (loss) and earnings (loss) per share as if the Company adopted the fair value method to account for stock based compensation.  The weighted-average, grant date fair value of stock options granted to employees during the period and the weighted-average significant assumptions used to determine those fair values, using a modified Black-Scholes option pricing model, and the pro forma effect on earnings (loss) of the fair value accounting for stock options are as follows:

	Three Months		Nine Months
For the Period Ending September 30,	2004	2003	2004	2003
Weighted average fair value per options granted	N/A	$3.21	$4.42	$2.71

Significant assumptions (weighted average)
Risk-free interest rate at grant date	N/A	4.3%	4.1%	3.7%
Expected stock price volatility	N/A	0.72	0.69	0.72
Expected dividend payout	N/A	—	—	—
Expected option life (years)	N/A	5	5	5

Net income (loss)
As reported	$(276,432)	$144,664	$(654,719)	$772,060
Deduct total stock based compensation expense determined under the fair value method	0	(9,630)	(132,660)	(56,844)
Pro forma	$(276,432)	$135,034	$(787,379)	$715,216

Basic earnings (loss) per share
As reported	$(0.07)	$0.04	$(0.17)	$0.20
Pro forma	$(0.07)	$0.04	$(0.21)	$0.19

Diluted earnings (loss) per share
As reported	$(0.07)	$0.04	$(0.17)	$0.20
Pro forma	$(0.07)	$0.03	$(0.21)	$0.18

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Comparison of the Three Months Ended September 30, 2004 and September 30, 2003

Revenues.  Net sales for the three months ended September 30, 2004 were $11,575,000, compared to $11,652,000 for the same period in 2003, a decrease of $77,000 or 0.7%.  This decrease is primarily attributable to Vita Specialty Foods, which experienced a decrease of $263,000 led by higher sales deductions of $199,000, which were due primarily to increased promotions.  Sales of honey products decreased $436,000 as a result of certain 2003 sales that unexpectedly were not repeated in 2004.  Sales of salad dressings increased by $235,000, driven mainly by increased customer demand, and sauce products increased by $166,000, due largely to a timing issue where a large seasonal order was timed to ship in this quarter when the comparable shipment from the prior year quarter occurred during the second quarter of 2003.  The increase in sales of salad dressings and sauces substantially offset the decline in sales of honey products.  Partially offsetting the decrease in net sales from Vita Specialty Foods was an increase of $186,000, or 3%, for the Vita seafood business, which was primarily the result of a $227,000 or 7% increase in gross sales of herring products.  The herring sales increase can be primarily attributed to one customer’s increase in purchase volume.  Salmon product sales increased $12,000, or 0.4% but sales of specialty products decreased $35,000 or 11% and sales deductions were up $18,000 or 4% from the 2003 quarter.  Herring, salmon, and specialty product sales represented 49%, 47%, and 4%, respectively, of the Vita business unit’s total gross sales during the period.  Vita Specialty Food’s salad dressings/sauces, honey products and specialty items, represented 74%, 25% and 1%, respectively, of the Vita Specialty Foods business unit’s total gross sales.

Gross Margin.  Gross margin for the three months ended September 30, 2004 was $3,060,000, compared to $3,841,000 for the same period in 2003, a decrease of $781,000 or 20.3%.  The Vita seafood business accounted for $80,000 of this decrease and $701,000 of the decline was attributable to the Vita Specialty Foods business.  As a percent of net sales, gross margin totaled 26.4% in 2004, down from 33.0% for the same period in 2003.  Gross margin for the Vita Specialty Foods business, as a percentage of net sales, decreased to 31.0% from 42.0% for the same period in 2003, largely as a result of the lower volume and higher promotions described above.  Furthermore, it should also be noted that the prior year quarter had a one-time pick up of approximately $300,000 resulting from the final implementation of a new inventory costing system for the then recently acquired Halifax inventory.  For the Vita seafood business, gross margin as a percent of net sales, decreased to 22.6% for the current quarter versus 24.6% for the same period in 2003.  This change was primarily attributable to the rise in the cost of raw salmon.

Operating Expenses.  Selling, marketing, distribution and administrative expenses for the three months ended September 30, 2004 were $3,328,000, compared to $3,411,000 for the same period in 2003, a decrease of $83,000 or 2.4%.  These expenses represented 28.8% of sales for the quarter ending September 30, 2004 compared to 29.3% for the same period in 2003.  The decreased dollar amount of these expenses was the net result of an $102,000 increase in selling, marketing and distribution expenses net of a $185,000 decrease in administrative expenses.  The reduction in administrative spending included $115,000 for Vita seafood and $70,000 for Vita Specialty Foods.  Of this decrease, $80,000 reflected reduced compensation expenses and $46,000 lower amortization expenses.  The increase in selling, marketing and distribution expense was the net result of a $121,000 increase for Vita seafood net of a $19,000 decrease for Vita Specialty Foods.  Of this increase, $30,000 was attributable to distribution expenses, primarily freight-out costs arising as a result of higher rates and $64,000 was due to increased salaries.

Interest Expense.  Interest expense for the three months ended September 30, 2004 was $192,000, compared to $189,000 for the same period in 2003, an increase of $3,000 or 1.6%.  During this period, the average debt increased to $16,600,000 from $15,100,000 or 9.9% compared to the third quarter of the prior year, and thus the relatively small increase in interest expense is entirely attributable to lower effective interest rates under the Company’s Loan Agreement.

Income Taxes.  The Company recognized a credit of $184,000 and an expense of $96,000 for the quarters ended September 30, 2004 and 2003, respectively.  The credit represents approximately 40% of pre-tax loss for the period ended September 30, 2004 and the expense represents approximately 40% of the pre-tax profit for the same period in 2003.

Net Income.  Reflecting the operating results described above, the net loss for the three months ended September 30, 2004 totaled $(276,000) or $(0.07) per share on both a basic and fully diluted basis.  This contrasts to net income of $145,000 for the same period in 2003 or $0.04 per share on both bases, thus representing a reduction of $0.11 per share on both a basic and a fully diluted basis.

Comparison of the Nine Months Ended September 30, 2004 and September 30, 2003

Revenues.  Net sales for the nine months ended September 30, 2004 were $34,845,000, compared to $37,464,000 for the same period in 2003, a decrease of $2,619,000 or 7.0%.  Of this decrease, $1,602,000 is attributable to Vita Specialty Foods, representing a reduction of 8.4%, and $1,017,000 is attributable to Vita seafood, representing a reduction of 5.5%. The decrease for the Vita Specialty Foods business unit is a reflection of the sales of sauce products, which were down $1,558,000.  Sales decreases were also reflected in this business unit’s honey product line of $675,000 and resale products of $200,000.  All decreases were primarily due to certain 2003 sales that unexpectedly were not repeated in 2004.  In addition, returns and allowances increased by $368,000, primarily due to augmented sales promotions.  The decrease in sales of certain Vita Specialty Foods product lines was partially offset by a $1,199,000 increase in the line of salad dressing products due to increased customer demand.  Added to the decrease from Vita Specialty Foods was a decline of $1,017,000, or 5.5%, for the Vita seafood business, which was primarily the result of a  $1,030,000 or 11% decrease in gross sales of salmon products.  The salmon sales decrease was primarily a result of Vita seafood’s largest customer discontinuing sales of a Vita salmon product during the third quarter of 2003.  The Company believes that it will replace this lost salmon business starting in the fourth quarter of 2004.  Herring, salmon, and specialty product sales represented 51%, 45%, and 4%, respectively, of the Vita business unit’s total gross sales during the period.  Vita Specialty Food’s salad dressings/sauces, honey products and specialty items, represented 71%, 28% and 1%, respectively, of the Vita Specialty Foods business unit’s total gross sales.

Gross Margin.  Gross margin for the nine months ended September 30, 2004 was $10,005,000, compared to $12,021,000 for the same period in 2003, a decrease of $2,017,000 or 16.8%.  The Vita seafood business accounted for $1,124,000 of this decrease and $893,000 of the decline was attributable to the Vita Specialty Foods business.  As a percent of net sales, gross margin totaled 28.7% in 2004, down from 32.1% for the same period in 2003.  Gross margin for the Vita Specialty Foods business, as a percentage of net sales decreased to 34.2% from 36.0% for the same period in 2003, largely as a result of unfavorable sales mix and higher sales returns and allowances.  For the Vita seafood business, gross margin as a percent of net sales decreased to 23.1% for the current period versus 28.0% for the same period in 2003.  This change was primarily attributable to the continued rise in the cost of raw salmon, higher factory expenses necessary to prepare for production of new product lines and the lower than expected sales volume.

Operating Expenses.  Selling, marketing, distribution and administrative expenses for the nine months ended September 30, 2004 were $10,547,000, compared to $10,166,000 for the same period in 2003, an increase of $381,000 or 3.7%.  As a percentage of net sales, these expenses were 30.3% in 2004 compared with 27.1% in 2003.  The increased dollar amount of these expenses was the net result of a $774,000 increase in selling, marketing and distribution expenses and a

$393,000 decrease in administrative expenses.  The improvement in administrative spending was largely a result of the decision to transfer the administrative function previously performed in Atlanta to the Martinsburg office.  The increase in selling, marketing and distribution expense was primarily the result of a $633,000 increase for Vita Specialty Foods and another $141,000 increase for Vita seafood.  Of the Vita Specialty Foods increase, $457,000 was attributable to distribution expenses, primarily freight-out costs arising as a result of higher rates; another $137,000 was attributable to selling expense, mostly salesperson salaries and another $39,000 to marketing, primarily for slotting costs of new products.  The increase for Vita seafood reflects a $245,000 increase in selling expenses, mostly salesperson salaries; net of a $104,000 reduction in marketing and distribution, primarily reflecting lower slotting and promotional incentives.  The operating expenses increased as a percent of sales as a result of these expenses increasing in dollars during a period of declining sales.

Interest Expense.  Interest expense for the nine months ended September 30, 2004 was $549,000, compared to $567,000 for the same period in 2003, a decrease of $18,000 or 3.2%.  During this period, the average debt increased to $16,300,000 from $14,800,000 or 10% compared to the third quarter of the prior year, thus the decrease in interest expense was also attributable to lower effective interest rates under the Company’s Loan Agreement.

Income Taxes.  The Company recognized a credit of $436,000 and an expense of $517,000 for the nine-month periods ended September 30, 2004 and 2003, respectively.  The credit represents approximately 40% of pre-tax loss for the period ended September 30, 2004 and the expense represents approximately 40% of the pre-tax profit for the same period in 2003.

Net Income.  Reflecting the operating results described above, the net loss for the nine months ended September 30, 2004 totaled $(655,000) or $(0.17) per share on both a basic and fully diluted basis; this contrasts to net income of $772,000 for the same period in 2003 or $0.20 per share on both a basic basis and fully diluted basis thus representing a reduction of $0.37 per share on both a basic basis and fully diluted basis.

Financial Condition

At September 30, 2004, the Company’s outstanding revolving bank debt was classified as a current obligation because the facility is scheduled to terminate in August 2005.  At September 30 and December 31, 2003, the outstanding revolver balances of $5,500,000 and $8,291,000, respectively, were classified as long-term obligations.  Accordingly, working capital at September 30, 2004 was a negative $125,000 compared to a positive $7,325,000 and $10,510,000 at September 30 and December 31, 2003, respectively.  The classification difference also resulted in the current ratio going from 2.2 to 1.0 at September 30, 2003 and 3.5 to 1.0 at December 31, 2003 to 1.0 to 1.0 at September 30, 2004.  It is typical for a reduction in the Company’s net working capital to occur during the first nine months of each year reflecting the liquidation in current assets following the busiest part of the year.  This year, the reduction in current assets totaled $2,101,000 primarily resulting from $1,854,000 of net reductions of accounts receivable and collection of income tax refunds of $199,000.  The increase in current liabilities during the period, in addition to the classification of $7,759,000 of revolving debt as current at September 30, 2004, reflects the $823,000 classification into current liabilities of the Virginia Honey earnout payment which is due in April 2005 and a $173,000 net increase in accounts payable and accruals; both of these net of an offsetting $226,000 decrease in the deferred income tax liability.

At September 30, 2004, the Company had $75,000 in cash, a revolving credit facility of $8,500,000 and a term facility of $9,500,000 which consists of a $6,500,000 facility that represents the Company’s long term borrowing and a $3,000,000 facility that is not currently being utilized.  The revolving loan facility matures August 31, 2005 and the term loan is payable in monthly installments of $54,000 through July 31, 2008, with a balloon payment of $3,368,000 due on August 31, 2008.  Amounts outstanding under the revolving facility and the term facilities at September 30, 2004 were $7,759,000 and $5,798,000, respectively.  The interest rates on these facilities are subject to adjustment at certain predetermined dates based upon the Funded Debt to EBITDA ratio as each such term is defined in the Loan Agreement.  The next such predetermined date is December 31, 2004.  The loan agreement contains customary representations, warranties and covenants.  At September 30, 2004 the impact of the loss on earnings before income taxes, depreciation and amortization for the twelve months then ended resulted in non-compliance with two of the Company’s debt covenants.  The Company received a permanent waiver from its lender with respect to this instance of non-compliance and an amendment, which changed the financial covenants through December 31, 2004.  The Company intends to closely monitor its debt covenants going forward.

The ratio of total debt to total capitalization of 73% at September 30, 2004 is comparable to 72% at December 31, 2003.  The Company believes its financial resources are adequate to fund its needs for the next twelve months.

Cash flows from operating activities. Net cash provided by operating activities was $2,070,000 for the nine months ended September 30, 2004, primarily reflecting $1,854,000 contributed from net collections of accounts receivable and $309,000 from increased accounts payable, partially offset by a decrease in accrued expenses of $136,000.  These cash flows from operating activities for the current period compare to $1,415,000 for the same period in 2003, an increase of $655,000 or 46%.  This increase occurred despite the $1,427,000 decline in net income.  Again, the increase was primarily attributable to the proceeds from net collections on receivables, which exceeded those of the same period of the prior year by $1,196,000 and from inventory which increased $875,000 less than in the prior year.

Cash flows from investing activities. Net cash used in investing activities was $1,054,000 for the nine months ended September 30, 2004, which was $38,000 less than the $1,092,000 used during the same period of the prior year.  For both periods these funds were used primarily to purchase machinery and equipment for the Company’s manufacturing operations.

Cash flows from financing activities. Net cash used in financing activities was $1,065,000 for the nine months ended September 30, 2004, which reflects the $1,117,000 net repayment of debt.  This cash usage compares to $65,000 provided by financing activities for the same period in 2003, resulting in a difference of $1,130,000.  This larger net debt repayment in the current period primarily reflects the increased cash made available through operations, net of the cash used in investing activities, as described above and a decrease in the balance of operating cash.

Seasonality

The Vita segment of the Company’s business is seasonal in nature, primarily resulting from the effect of the timing of certain holidays on the demand for certain products. Historically, the Company’s sales and profits have been substantially higher in the fourth quarter of each year.

Critical Accounting Policies and Estimates

The Company’s financial statements reflect the selection and application of accounting policies that require management to make significant estimates and assumptions.  The Company believes that the following are some of the more critical judgment areas in the application of its accounting policies that currently affect the Company’s financial condition and results of operations.

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

Revenue is recognized upon shipment of product to customers in fulfillment of customer orders.  In accordance with industry practices, inventory is sold to customers often with the right to return or dispose if the merchandise is not sold prior to the expiration of its shelf life.  In order to support the Company’s products, various marketing programs are offered to customers which reimburse them for a portion or all of their promotional activities related to the Company’s products.  The Company regularly reviews and revises, when it deems necessary, estimates of costs to the Company for these marketing and merchandising programs based on estimates of what has been incurred by customers.  Actual costs incurred by the Company may differ significantly if factors such as the level and success of the customers’ programs or other conditions differ from expectations.  Sales are reduced by a provision for estimated future returns, disposals and promotional expenses.

The Company recognizes deferred income tax assets and liabilities for the expected future tax consequences of temporary differences between the tax basis and financial reporting basis of certain assets and liabilities based upon currently enacted tax rates expected to be in effect when such amounts are realized or settled.

The Company assesses the impairment of its identifiable intangibles and goodwill whenever events or changes in circumstances indicate that the carrying value may not be recoverable and at least annually.  Factors the Company considers important, which could trigger an impairment review include the following:

•                  Significant underperformance relative to expected historical or projected future operating results;

•                  Significant changes in the manner of the Company’s use of the acquired assets or the strategy for the Company’s overall business;

•                  Significant negative industry or economic trends;

•                  Significant decline in the Company’s stock price for a sustained period; and

•                  The Company’s market capitalization relative to net book value.

When the Company determines that the carrying value of its intangible assets may not be recoverable based upon the existence of one or more of the above indicators of impairment, the Company will review for impairment under the provisions of SFAS 142.

During the fourth quarter of 2003, the Company completed its annual impairment test, which did not result in impairment of recorded goodwill.

Forward-Looking Statements

Certain statements in this report, including statements in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” are “forward-looking statements” as defined by the Federal securities laws. Such statements are based on management’s current expectations and involve known and unknown risks and uncertainties which may cause the Company’s actual results, performance or achievements to differ materially from any results, performance or achievements expressed or implied in this report. By way of example and not limitation and in no particular order, known risks and uncertainties include the Company’s future growth and profitability, changes in raw material costs, the potential loss of large customers or accounts, the Company’s ability to maintain its relationships with key vendors and retailers, the introduction and success of new products, changes in economic and market conditions, integration and management of acquired businesses, the seasonality of Vita’s business, the Company’s ability to attract and retain key personnel, consolidation of the Company’s supplier base, the potential impact of claims and litigation, downward product price movements, and the effects of competition in the Company’s markets.  In light of these and other risks and uncertainties, the Company makes no representation that any future results, performance or achievements expressed or implied in this report will be attained. The Company’s actual results may differ materially from any results expressed or implied by the forward-looking statements, especially when measured on a quarterly basis.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to interest rate fluctuations, primarily as a result of its $18 million Loan Agreement with interest rates subject to market fluctuations.  The Company does not currently use derivative instruments to alter the interest rate characteristics of any of its debt.  The Loan Agreement includes a revolving line of credit with a bank, which at September 30, 2004 bore interest at the prime rate minus 0.50% resulting in a 4.25% rate for a portion of the debt and at LIBOR plus 2.00% resulting in a 4.14% rate for another portion.  This rate determination remains constant until December 31, 2004.  On that date, the interest rate may be adjusted based upon certain financial covenants and may range from prime minus 0.50% to LIBOR plus 1.75% or, to LIBOR plus 2.25%.  In addition, the Loan Agreement includes two term loan facilities, one of which is active, and which at September 30, 2004 bore interest at the prime rate minus 0.50% resulting in a 4.25% rate.  On December 31, 2004, the interest rate may be adjusted based on certain financial covenants, and may range from prime minus 0.50% to LIBOR plus 2.00% or, to LIBOR plus 2.50%.  A 10% fluctuation in interest rates would not have a material impact on the Company’s financial statements.

Item 4.  Controls and Procedures

Under the supervision and with the participation of the Company’s management team, the principal executive officer and principal financial officer have evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rules 13a – 15(e) and 15d – 15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of September 30, 2004 and, based on their evaluation, have concluded that these controls and procedures are effective.  There were no changes in the Company’s internal control over financial reporting during the fiscal quarter ended September 30, 2004 that has materially affected, or is reasonable likely to materially affect, the Company’s internal control over financial reporting.

Disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

VITA FOOD PRODUCTS, INC.

Date:	November 15, 2004	By:	/s/ Stephen D. Rubin
Stephen D. Rubin
President
(Principal Executive Officer)

Date:	November 15, 2004	By:	/s/ Clifford K. Bolen
Clifford K. Bolen
Senior Vice President; Chief Financial Officer
(Principal Financial and Accounting Officer)