Form 10-K
period 2004-12-31
VITA FOOD PRODUCTS INC
filed 2005-03-31
CIK 1024342

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to .

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Yes ☐   No ☒

The aggregate market value of common stock held by non-affiliates of the registrant as of June 30, 2004 was $8,898,711.

The number of shares outstanding of the registrant’s common stock as of February 28, 2005 was 3,858,738.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held May 18, 2005 are incorporated by reference in Part III.

PART I

Item 1. Business.

Introduction

Vita Food Products, Inc. (the “Company”) has been engaged in the sale of specialty food products under the Vita brand name for over 70 years.  The Company believes that its long history of producing and marketing quality products has created a strong recognition of the Vita brand name among consumers and has enabled the Company to build an extensive national distribution network of established food brokers for the sale of its products to supermarket chains and wholesale clubs (collectively “Supermarkets”) and to institutional/food service operations, such as restaurant chains, hotels, country clubs, cruise lines and other bulk purchasers (collectively “Institutional Purchasers”).  The Company believes that “Vita”, with its accompanying logo, is the most widely recognized, and the only nationally recognized, brand name in herring products and cured and smoked salmon products.  The Company is one of the leading processors of herring products and cured and smoked salmon products in the United States and has been producing and selling herring products for over 70 years and cured and smoked salmon products for over 30 years.  The Company’s products include a variety of cuts of pickled herring in cream and wine based sauces, and lox and nova salmon.  The Company markets other complementary specialty food products, such as cream cheese with salmon, shrimp cocktail, horseradish, cocktail, tartar sauces and salad dressings, all of which it purchases from third party food producers and markets under the Vita brand name pursuant to co-packing arrangements, with the exception of the salad dressing products, which are now produced by the Company’s subsidiary.  Historically, the Company has increased its sales through acquisitions that have enabled the Company to add new product lines and expand its existing product lines.  The Company markets and, in some cases, also produces related specialty food products under other brand names, some of which are recognized regional brand names, in certain regions of the country, that have been licensed to the Company.

The Company significantly expanded its line of specialty food products in 2002 and 2001 with the acquisitions of The Halifax Group, Inc. (“Halifax”) and the Virginia Honey Company, Inc. (“Virginia Honey”), respectively.  The Company has formed Vita Specialty Foods, Inc. (“VSF”) as a wholly owned subsidiary and a separate business unit (the “Vita Specialty Foods Segment”) to consolidate the operations of Virginia Honey and Halifax (the Company’s operations conducted separately from the operations of the Vita Specialty Foods Segment are referred to herein as the “Vita Seafood Segment” and references to the Company include the acquired operations subsequent to their respective acquisition dates).  Virginia Honey specializes in processing and marketing, under the Virginia Brand name, honey, salad dressings, sauces, jams and jellies and gift basket products.  Halifax produces and markets, under its Oak Hill Farms® brand name a line of salad dressings, gourmet sauces, and beverages and, under its Scorned Woman® brand name, a line of hot sauce based products.  In addition, through its acquisition of Halifax, the Company has brand name product licensing agreements with Jim Beam®, Drambuie®, HBO® and Allied Domecq for the brand names Kahlúa® and Courvoisier®, under which the Company produces and markets various cooking sauces, pasta sauces, steak sauces, marinades and other gourmet related products.  As a result of these acquisitions, the Company is leveraging its sales and distribution network to provide national exposure to the products of the Vita Specialty Foods Segment.  The Company also expects to introduce new products with a goal of enhancing the aforementioned brand names under Vita and the Vita Specialty Foods Segment.

Company Background

The Company was originally incorporated as Vita Food Products, Inc. in 1928.  In 1968, Brown and Williamson Tobacco Company, a British company, purchased the Company.  The Company was then acquired by Dean Foods Company in 1978.  In 1982, Mr. Stephen D. Rubin and Mr. Clark L. Feldman, on behalf of an investor group (the “Investors”), negotiated the acquisition of the Company from Dean Foods Company and became the Company’s largest shareholders. On September 20, 1996, the Company reincorporated in the State of Nevada through a merger of Vita Food Products, Inc., an Illinois corporation (“Vita-Illinois”), and V-F Acquisition, Inc., an Illinois corporation that was the largest shareholder of Vita-Illinois, into the Company, a Nevada corporation formed for the purpose of effecting the reincorporation.  On January 23, 1997, the Company completed an initial public offering of shares of its common stock, par value $.01 per share (“Common Stock”), and redeemable common stock purchase warrants, which expired in 2002, resulting in net proceeds before expenses of approximately $4.1 million.

Effective July 1, 2001, the Company acquired 100% of the outstanding shares of capital stock of Virginia Honey.  The results of Virginia Honey have been included in the Company’s consolidated financial statements since the effective date.  Virginia Honey was established in 1962 as a small beekeeping business.  Since then, Virginia Honey has expanded its product offerings to include salad dressings and by 1998 the company had grown to include two production facilities, with one used to pack honey products and the second to process and pack salad dressings, sauces and marinades.

Effective November 1, 2002, the Company acquired 100% of the outstanding shares of capital stock of Halifax.  The results of Halifax have been included in the Company’s consolidated financial statements since the effective date as part of the Vita Specialty Foods Segment.  Halifax specialized in product development and marketing of its wide range of food products.  The product list includes salad dressings, barbeque sauce, steak sauce, gourmet sauces, hot sauces and gift basket related items.  In addition, Halifax developed and marketed food products through licensing agreements with well-recognized brands such as Jim Beam®, HBO® (based on the restaurateur Artie Bucco™ in The Sopranos®), and Drambuie®.  Halifax operations were run in a production facility and warehouse in Georgia, until late in 2003 when operations were moved to the Company’s Martinsburg, West Virginia plant.

Strategy

The Company’s long-term strategy is to (i) focus on acquisitions; (ii) capitalize on the goodwill associated with the Vita brand name; and (iii) capitalize on the strength of the Company’s national distribution network to increase its market share for its existing products and introduce and market new specialty food products, which will be sold under the Vita, Virginia Brand, Oak Hill Farms and other brand names owned, purchased or licensed from third parties.  The Company intends to implement its growth strategy through acquiring, or entering into joint ventures with companies producing complementary specialty food products, introducing and developing new products and increasing its marketing efforts.

Products

The Company’s products include herring products, cured and smoked salmon products, complementary products, honey products, salad dressing products and a variety of related ready to eat specialty food products. The Company’s refrigerated products can be located in the dairy department, meat and fish department or deli department of Supermarkets.  The Company also sells products in the grocery sections of Supermarkets.  Many of the Company’s products are also sold in bulk to Institutional Purchasers. The Company believes that, although the market for herring products has been and is expected to remain constant, the market for salmon products and certain other specialty products is increasing.  Consumption of fresh and frozen seafood in the United States has been increasing, especially consumption of salmon.  All of the Company’s salmon, herring and honey products, and most of its salad dressings, complementary and other specialty food products are kosher and receive the symbol of certification from the Orthodox Union.  The Company also receives the symbol of certification for the use of many of its products for Passover from the Orthodox Union. The Company believes that the market for kosher foods will continue to grow and that this represents a significant opportunity for the Company. The increase in consumption of kosher food products is at least partially the result of (i) the perception by certain consumers who are not bound by Judaism’s religious dietary restrictions that kosher certification indicates a superior product, and (ii) an increase in the U.S. population of members of other religious groups such as Islam, Hinduism and some branches of Christianity that observe dietary restrictions similar to many Jewish people.

Certain Financial Information

See Note 2 in “Item 8. Financial Statements” for information regarding revenues from external customers, profit and total assets of each of the Company’s business segments.

Vita Seafood Segment Products

Herring

The Company, generally using the best available grade of ocean herring, cures the herring and mixes the cured herring with a variety of high quality spices, wines and other ingredients according to the Company’s proprietary formulations to produce a number of herring products.  These products are then either packaged in vacuum-sealed glass jars to preserve flavor for sale to Supermarkets or packaged in bulk containers for sale to Institutional Purchasers. Herring is a traditional Eastern European and Scandinavian staple, being one of the most widely consumed fish in the world.  In the United States, however, herring is more of a specialty product that is served at parties or holiday gatherings. Herring products are often served as appetizers, part of a buffet, between-meal snacks or an ingredient in salads.  The Company’s most popular herring products are its “Vita Herring Party Snacks” and “Vita Herring in Sour Cream.”  The Company also sells a variety of other herring products under the Vita and Elf brand names.  Sales of herring products represented 29%, 28% and 32% of total consolidated sales revenues for the years ended December 31, 2004, 2003 and 2002, respectively.

Salmon

The Company, using only premium and quality grades of salmon from Southeastern Alaska, Canada, Chile, and other regions, cures, smokes, and slices the salmon for most of its salmon products.  The Company’s retail salmon products are packaged and sold either refrigerated or frozen to Supermarkets.  The institutional cured and smoked salmon products are packaged in bulk containers, including three-pound trays, and sold refrigerated or frozen to Institutional Purchasers.  The Company introduced a new line of premium smoked Atlantic Salmon products, under the “Atlantic Bay Classic” name with the Vita logo, in the fourth quarter of 2001.  This product line is processed in Chile by a third party pursuant to a co-packing arrangement.  Salmon consumption has been increasing over the past five years and salmon now represents one of the most popular types of seafood consumed in the United States.  The Company’s salmon products are generally served as part of buffets at parties, particularly during the Christmas holiday season, or as a traditional brunch item with bagels.  The salmon products are also served as appetizers at formal parties and are being more frequently used as light meals. The Company’s salmon products include “Vita Lox Salmon,” “Vita Nova Salmon,” and “Vita Peppered Salmon,” “Atlantic Bay Classic Salmon,” “Vita Salmon Burger,” “Vita Marinated Salmon,” and “Vita Salmon Spread”.  Sales of salmon products represented 24%, 24% and 30% of total consolidated sales revenues for the years ended December 31, 2004, 2003 and 2002, respectively.

Complementary Products

The Company sells a number of spreads and condiments, including horseradish products, cream cheese with smoked salmon, cocktail and tartar sauces, and shrimp cocktail products. These products are used as appetizers, snacks, and condiments to accompany light meals and holiday trays.  These products are marketed by the Company under the Vita brand name, but produced by third parties pursuant to co-packing arrangements.  Sales of complementary products represented 2%, 2% and 4% of total consolidated sales revenues for the years ended December 31, 2004, 2003 and 2002, respectively.

Vita Specialty Foods Segment Products

Salad Dressings

The Company manufactures and markets three premium lines of salad dressings.  One line is under the Virginia Brand name and is sold in the grocery section.  The second line is under the Oak Hill Farms name and is also sold in the grocery section.  The third line, which has been developed since the acquisition of Virginia Honey, is under the Vita brand name and is sold as refrigerated.  All salad dressing flavors feature the finest ingredients available and most contain the ingredient Vidalia® Onion.  While all of the dressings boast premium quality and taste, some also feature no cholesterol, low fat, low carbohydrates, and low calories.  The Company’s customers are mainly Supermarkets.  Sales of salad dressings represented 25%, 21% and 19% of total consolidated sales revenues for the years ended December 31, 2004, 2003 and 2002, respectively.

Honey

Virginia Honey, followed by the Company, has been packing and marketing Pure, Grade “A” honey under the Virginia Brand name since 1962.  The honey is available in several varieties and blends, including Clover, Wildflower, Orange Blossom, and Acacia.  Each variety is available in many sizes ranging from 6oz mugs to 55-gallon drums used for food service.  The Company’s customers include Supermarkets, Institutional Purchasers, bakeries and major food processors.  Sales of honey products represented 13%, 15% and 13% of total consolidated sales revenues for the years ended December 31, 2004, 2003 and 2002, respectively.

Specialty Products

The Company manufactures and sells marinades, steak sauce, hot sauces, pasta sauce and other gourmet cooking sauces.  These products are marketed by the Company under the Oak Hill Farms and Scorned Woman brand names and under licensing agreements from Jim Beam®, Drambuie®, HBO®, Kahlúa® and Courvoisier®.

In addition, the Company sells a wide array of other products including marinades, steak sauce, hot sauces, molasses, baking mixes, syrups, condiments, cider, mustard, jams, jellies, and preserves.  These products are marketed by the Company under the Virginia Brand name, but produced by third parties pursuant to co-packing arrangements.  Sales of specialty products represented 7%, 10% and 2% of total consolidated sales revenues for the years ended December 31, 2004, 2003 and 2002, respectively.

Newer Products

The Company’s newer products are those being introduced currently and during the past year and are developed by the Company, acquired through acquisitions of other companies, or marketed under co-packing arrangements or distribution agreements.

The Company has expanded the Artie Bucco™ line of products, based on the restaurateur in the HBO® television series, The Sopranos®, by adding a spicy marinara sauce, barbeque and steak sauces and the Jim Beam® line of products to include four additional flavored marinades.  The products were made available during 2003 and are being distributed to Supermarkets and other outlets.

The Company signed a licensing agreement in 2003 with Allied Domecq to manufacture and distribute a new line of Kahlúa® and Courvoisier® branded sauces and flavored beverage concentrates. The flavored beverage concentrates were made available during the third quarter of 2004 to gourmet stores and other specialty outlets.

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

Product Distribution and Sales

The Company’s products, under both segments, are currently sold through a national distribution network of approximately 60 established retail and institutional/food service brokers. The Company believes that it is the only processor of herring products and cured and smoked salmon products that has established such an extensive national distribution network.  The Company believes it has been successful in developing this network for a number of reasons, including the recognition of the Vita brand name and the Company’s reputation for producing quality products. The Company has also been able to develop and strengthen its distribution network by providing adequate shelf space for its products. The Company’s current marketing efforts and its long-term relationship with many of the food brokers has also contributed to the strength of this network. The Company, through its marketing efforts, attempts to maintain good relationships with the Supermarkets and Institutional Purchasers that purchase its products.  The Company believes that its national distribution network has, in turn, helped strengthen the Vita brand name and has been an important factor in the Company’s ability to introduce new products into the marketplace and is an important component of its acquisition strategy.

The Company’s regional sales managers oversee its national distribution network.  The Company employs full-time regional sales managers who maintain contact with the food brokers in their region and monitor their performance.  The regional sales managers also assist the food brokers in their selling efforts by, among other things, accompanying the food brokers on local sales calls.  The Company believes that it is one of the few companies in its market niche to employ regional sales managers and that the presence of the regional sales managers has solidified the Company’s relationship with its national distribution network.

The Company enters into an agreement with each food broker, which grants the food broker an exclusive territory in which to sell its products and sets forth the amount of commissions to be paid on such sales by the Company. Such agreements do not permit the Company to make sales directly to Supermarkets located in a food broker’s exclusive territory unless the Company pays the food broker the commission, which the food broker would have earned. The agreements are terminable by either party upon 30 days’

notice.  The Company believes such terms are standard in the Company’s industry. The food brokers sell the Company’s products in both the retail and institutional/food service markets. The retail market, consisting of Supermarkets, has generally accounted for approximately 91% of the Company’s net sales while Institutional Purchasers have accounted for the remaining 9% of net sales.

In addition to the Company’s three facilities, the Company also stores and distributes its products through over 15 warehouse facilities owned by third parties, which are located throughout the United States.

Customers

The Company’s customers include large regional supermarket chains, wholesale clubs and gourmet shops throughout the country and in Canada and Mexico.  The Company’s products sold under the Vita and Virginia Brand names are particularly well known on the eastern seaboard.

The Company’s two largest customers represented 21% and 14% of its net sales in 2004, 19% and 13% in 2003 and 19% and 12% in 2002, respectively.  The Company does not have a long-term contractual relationship with either customer. The Company believes the loss of either of these customers would have a material adverse affect on the Company’s business, financial condition and results of operations.  To this point, during 2003, Vita seafood’s largest customer discontinued a Vita seafood product resulting in a material impact to the Company’s financial results for 2004.  However, in 2004 the Company replaced much of this business through sales to other customers.  The Company believes that its present working relationships with these customers that have been built up over time are likely to continue.

The Company is aware that its customers are continually reviewing their purchasing decisions which may result in such customers changing their current orders from higher margin to lower margin products or reducing the amount of a product or products purchased.  Any material change in orders or reduction in the amount of a product or products purchased by one or more significant customers could adversely affect the Company’s business, financial condition and results of operations.

Foreign Sales

The Company had sales to foreign countries totaling $2,076,000, $1,658,000 and $1,250,000 during 2004, 2003 and 2002, respectively.

Product Return Policy

The Vita seafood segment of the Company guarantees the sale of most of its products sold in Supermarkets, excluding warehouse clubs, which sales represent approximately 72% of that segment’s sales. This guarantee helps ensure that consumers receive fresh products. Under the guarantee, products not sold before the expiration date are either returned to the Company through its food brokers or are disposed of by the Supermarkets or food distributor. A credit is then issued to the Supermarket or food distributor. The Company provides a reserve that is recorded concurrently with the sale.  The Company believes, based on its historical return rates, which have been fairly consistent over the past several years, that this reserve is adequate to recognize the cost of all foreseeable future product return credits associated with previously recognized revenues.

Production

Suppliers

The Company relies on outside suppliers for its requirements in producing its herring, salmon, honey, salad dressings, cooking sauces and other products.  The Company previously purchased most of its herring from one specialty herring harvester and processor (the “Supplier”) located in Canada, pursuant to a supply agreement.  Under the agreement, the Supplier had the option to supply 90% of the Company’s annual requirements for herring, provided it sold the herring at the same prices which the Company would pay if it purchased herring elsewhere.  The Supplier guaranteed the first priority of supply of herring to the Company, in an amount necessary to satisfy the Company’s requirements.  The agreement was terminated in 2002, but has not changed the Company’s decades-long relationship with the Supplier, as the Company has been purchasing herring from the Supplier since the Company began operations over 70 years ago.  The absence of an agreement has not impacted the Company, since the Company continues to buy from the Supplier at competitive prices and the Company has established other sources of supply it believes will be adequate in the event the Supplier ceases to offer herring at competitive prices.  The Company currently purchases its other raw materials and co-packed products from a number of sources and the Company believes that there are other suppliers from which the Company could meet its requirements, if necessary.

Quality Control

The Company believes that it was one of the first processors of herring products and cured and smoked salmon products to institute quality control procedures and that its quality control procedures are among the most stringent in this market.  The Company has six full-time employees in its Quality Control Departments.  The primary responsibility of these employees is to ensure the quality of all its products by overseeing the production process and by frequently testing the consistency of the products as they are produced.  In addition, the Company is using certain high-tech equipment in its production process dedicated solely to quality control purposes that the Company believes gives it a competitive advantage.  The products produced through co-packing arrangements are subject to both the quality control procedures of the co-packing company and the same frequent product testing that is required of the Company’s products under its quality control procedures.

Competition

The market for the Company’s products is highly competitive.  The Company believes that consumers choose herring products, salmon products, honey products, salad dressing products as well as its other specialty products based primarily on product quality and price. Although the Company’s competitors for herring and salmon products are generally small regional food processors and producers, certain of the Company’s competitors may have greater financial and other resources than the Company and may offer lower prices on comparable products. Since a key competitive factor among producers of cured and smoked salmon products and herring products is price, even smaller regional companies may be able to compete effectively against the Company due to reduced shipping costs. While the Company believes its prices are competitive for the quality level of its products, the Company relies primarily on the recognition of the Vita brand name, its reputation for selling quality products, and the strength of its distribution network. The Company’s main competitors in the herring product and cured and smoked salmon product market are Lascco, Mama’s and Nathan’s, among others.  The Company believes it is the only independent company with national distribution capabilities in this market.  In the honey products market, the Company’s main competitors are Dutch Gold Honey and Sioux Bee Honey.  The Company recognizes that the salad dressing market is very competitive and there are large companies such as Kraft Foods, Inc. in this market.  However, the Company believes that there is a niche with the salad dressing products the Company offers.  Most of the salad dressings are based on the Vidalia® Onion as an ingredient.  The Vidalia® Onion ingredient, coupled with the Company’s proprietary formulations, have created what the Company believes are unique products.

Environmental Matters

In the ordinary course of the Company’s production process, at the Chicago Illinois facility, spillage and cleaning results in a high concentration of sugars and vinegars, which create Biological Oxygen Demands (“BODs”) as well as fats, oils and greases (“FOGs”), both of which enter the waste water treatment system. The Company is assessed a user charge by the Metropolitan Water Reclamation District (the “District”), based in part on the costs of treating this waste water.  If the level of FOGs entering the wastewater treatment system exceeds a specified level over a specified period of time, the District, following certain procedural requirements, has the authority to fine the Company or to temporarily close the Company’s production facility. The District has not initiated or threatened to initiate proceedings against the Company for violating specified levels for FOGs.

Intellectual Property

Trademarks and trade names are of critical importance to producers of food products. A recognized trademark or trade name allows the consumer to immediately identify the source of a product, even if the product is new to the marketplace.

Vita Seafood Segment

The Company owns the federally registered trademark “Vita” (with accompanying design).  The Company believes that this mark is widely recognized, and provides immediate identification of the source of its products to consumers.  This recognition is the basis for the Company’s ability to maintain a significant share of the national market for refrigerated herring products and cured and smoked salmon products.  The Company believes the “Vita” brand name and trademark has a substantial amount of goodwill associated with it.  The Company believes the Vita trademark and its accompanying design are critical to its ability to market new products and to its marketing strategy in general.

The Company has also licensed the “Elf” brand name, of herring products, which the Company believes has widespread consumer recognition in the Midwest region of the country. The Company obtained all of Lyon Food Product Inc.’s rights to the “Elf” trademark in connection with herring products from Food Marketing Corp. pursuant to a letter agreement (the “Letter Agreement”).  Ownership of the “Elf” trademark originally belonged to Food Marketing Corp. and was transferred to SuperValu, Inc., which affirmed Lyon Food’s right to use the mark as set forth in the Letter Agreement and consented to the Company’s right to use the trademark in connection with smoked fish products.  The Letter Agreement is terminable upon six months notice to the Company.  The Company also sells, under a new product line of smoked Atlantic Salmon, “Atlantic Bay Classic.”  The Company applied for and received a registered federal trademark for “Atlantic Bay Classic.”

Vita Specialty Foods Segment

Through its acquisitions of Virginia Honey and Halifax, the Company also acquired the federally registered trademarks “Virginia Brand”, “Oak Hill Farms” and “Scorned Woman”.  In addition, the Company is now producing and marketing products under various third-party licensing agreements.  The Company believes that the brand names of Jim Beam®, Drambuie®, Kahlúa®, Courvoisier® and the recognition brought to the Artie Bucco™ food product line from the HBO® television series The Sopranos® can attract consumer attention in a highly competitive marketplace.  The Company believes these licensing agreements can provide opportunities within the Company’s national sales and distribution network to add significant sales growth.  The Company plans to explore the use of additional brand names through third-party licensing agreements as part of its overall strategy.  The Company is not aware of any names or marks, which infringe any of those the Company uses.  Although the Company sells products under a number of other brand and trade names, such other brand or trade names are not material to the Company’s marketing strategy. The Company also uses various recipes and proprietary formulations in its products, which it maintains as trade secrets. The Company does not believe its business is otherwise dependent upon any patent, license, trademark, service mark or copyright.

Product Liability Insurance

The Company currently maintains product liability insurance for its products with limits of $10,000,000 per occurrence and $11,000,000 in the aggregate, per annum for its operations.  There can be no assurance that the Company’s insurance will be adequate to cover future product liability claims, or that the Company will be able to maintain adequate product liability insurance at commercially reasonable rates.

Employees

At December 31, 2004, the Company had 163 full-time employees.  Additionally, up to 40 workers are hired on a temporary basis each year to meet seasonal production demands.  At the Chicago Illinois plant, except for supervisors, all production employees are represented by the Local 546 United Food & Commercial Workers, International Union and maintenance employees are represented by the Local 399 International Union of Operating Engineers. The Company has not experienced any work stoppages since the Company was acquired by the Investors in 1982.  The Company considers its relations with its employees to be good.

Government Regulation

The manufacture, processing, packaging, storage, distribution and labeling of food products are subject to extensive federal and state laws and regulations.  In the United States, the Company’s business is subject to regulation by the Food and Drug Administration (the “FDA”).  Applicable statutes and regulations governing food products include “standards of identity” for the content of specific types of foods, nutritional labeling and serving size requirements.  The Company believes that its current products satisfy, and its new products will satisfy, all applicable regulations and that all of the ingredients used in its products are “generally recognized as safe” by the FDA for the intended purposes for which they will be used.

VSF’s operations and the production facility from which such operations are conducted are under license by the Department of Alcohol, Tobacco and Firearms (the “ATF”), subject to extensive federal laws and regulations based on VSF’s use of alcohol as an ingredient in a number of its food products.  The Company believes that its current products and processes and reporting requirements satisfy all applicable regulations set forth by the ATF and its licensing provisions.

Seasonality

See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Seasonality; Quarterly Results.”

Item 2.  Properties.

The Company produces, packages, stores, and distributes its Vita Seafood herring and salmon products at the Company-owned facility located in Chicago, Illinois.  The Company’s facility is located on 125,600 square feet of land. The facility contains approximately 82,200 square feet of space, including approximately 65,000 square feet of production space, approximately 13,900 square feet of refrigerated storage space, and approximately 3,300 square feet of office space.  LaSalle National Bank of Chicago has a mortgage on this facility.

The Company produces, packages, stores, and distributes its Vita and Virginia Brand salad dressing products and its Oak Hill Farms, Jim Beam® Brand, Drambuie® Brand, Artie Bucco™ Brand and Scorned Woman Brand of products ranging from salad dressing, cooking sauces, pasta sauces, hot sauces and beverage products at a leased facility located in Martinsburg, West Virginia.  The Company’s facility is located on 8.75 acres of land. The facility contains approximately 68,000 square feet of space, including approximately 62,300 square feet of production space, and approximately 5,700 square feet of office space.

The Company processes, packages, stores, and distributes its VSF honey products at a leased facility located in Berryville, Virginia.  The Company’s facility is located on 6.25 acres of land. The facility contains approximately 24,000 square feet of space, including approximately 23,250 square feet of production space, and approximately 750 square feet of office space.

The Company believes that its current facilities provide sufficient capacity for its needs.

Item 3.  Legal Proceedings.

The Company, pursuant to the Merger Agreement relating to the acquisition of Halifax, assigned to Robert J. Budd, the seller of Halifax (“Budd”), any potential rights or exposure associated with an unresolved legal case brought by Leonard Mountain, Inc. against Halifax prior to its acquisition by the Company (the “Lawsuit”) relating to an option agreement between the parties.  The Company and its subsidiary, VSF, were named as co-defendants in the case in 2004.  The Company and its counsel believe that the potential exposure from the case has been properly assigned to Budd and would not be borne by the Company.  Moreover, the Merger Agreement provides that Budd will fully indemnify the Company from all liability, fees and costs in conjunction with the Lawsuit.

On January 7, 2005, the Company terminated the Employment Agreement (the “Budd Employment Agreement”), made as of November 1, 2002, between Halifax and Robert J. Budd (“Budd”) in connection with the Company’s acquisition of Halifax.  Pursuant to the Budd Employment Agreement, Budd served as the president of Halifax.  The Company alleged a for “cause” termination and, accordingly, filed suit against Budd which was settled in accordance with the terms and conditions of the Confidential Settlement Agreement and Mutual Release, entered into on March 28, 2005, among the Company, VSF, Virginia Honey, Halifax and Budd (the “Settlement Agreement”).

Pursuant to the Settlement Agreement, the Promissory Note, dated November 1, 2002, in the original principal amount of $345,781 issued by Halifax to Budd, payable in a lump sum on April 1, 2006, which was assumed by the Company in connection with its acquisition of Halifax, was amended to provide for payment in 78 bi-weekly installments of $4,240.78, without interest (the “Budd Note”).  In addition, the

Budd Employment Agreement remained terminated but the Company agreed to reinstate Budd as an employee of the Company for three years at a reduced annual salary of $51,500 plus health insurance coverage and participation in all other Company employee benefits programs on the same terms and conditions as other employees.  Budd will perform those duties specified by Mr. Hess from time to time, but such duties will be limited so as to permit Budd to assume other responsibilities for other employers.  The Settlement Agreement also provides that if, by April 30, 2005, the Lawsuit is not fully settled so as to preclude the Company from having any liability or if the Company is not dismissed with prejudice from the Lawsuit as a defendant, Budd will pay the fees and costs incurred by the Company with respect to the Lawsuit as of the date hereof and provide the Company with documentation reasonably sufficient to demonstrate Budd’s ability to indemnify the Company from any further expenditures that the Company may incur in the Lawsuit.  In the event that any such amounts are not paid by Budd, the Company will be entitled to offset such amounts against any payments due to Budd under the Budd Note.  The Settlement Agreement also amends the Non-Competition and Non-Solicitation Agreement dated November 2, 2002 among the Company, VSF, Halifax and Budd such that the Agreement terminates on March 1, 2010 and Budd may freely engage in any business that is not producing products competitive with the products of the Company as of February 28, 2005.  Finally, the Settlement Agreement contains a mutual release by the parties.

Item 4.  Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the fourth quarter 2004.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer

Purchases of Equity Securities.

The Company’s Common Stock began trading on the Chicago Stock Exchange on January 17, 1997, and on the American Stock Exchange on May 12, 1997, under the symbol “VSF”.  The Company believes that as of March 24, 2005 there were approximately 400 beneficial holders of the Company’s Common Stock.

The Company has never paid a cash dividend on its Common Stock and currently anticipates that all of its earnings will be retained for use in the operation and expansion of its business.  The Company’s revolving and term loan facilities restrict the Company’s ability to pay dividends through requiring approval from the lender.

The following table sets forth the high and low sales prices per share for the Common Stock of the Company for each quarter within fiscal years 2004 and 2003.

Quarter	High	Low

1st – 2004	$9.50	$5.55
2nd – 2004	5.64	4.37
3rd – 2004	4.74	3.10
4th – 2004	3.95	3.06

1st – 2003	4.30	3.86
2nd – 2003	5.75	3.99
3rd – 2003	8.25	5.00
4th – 2003	13.91	5.91

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	330,400	$4.15	354,346
Equity compensation plans not approved by security holders	0	0	0
Total	330,400	$4.15	354,346

Item 6.  Selected Financial Data.

In thousands, except per share data

Year Ended December 31,	2004(3)	2003	2002(2)	2001(1)	2000

Net Sales	$48,756	$50,930	$42,863	$31,982	$25,127
Operating Income (Loss)	(2,219)	2,502	2,915	2,099	1,104
Operating Margin	(4.60)%	4.90%	6.80%	6.56%	4.39%
Net Income (Loss)	(2,717)	1,048	1,446	1,156	722
Basic Earnings (Loss) per Share	(0.71)	0.28	0.39	0.31	0.19
Diluted Earnings (Loss) per Share	(0.71)	0.27	0.38	0.31	0.19
Cash	56	125	46	529	14
Total Assets	24,923	29,084	26,542	20,068	12,189
Long-Term Debt (less current Maturities)	15,498	17,685	14,416	7,112	5,593
Shareholders’ Equity	4,564	7,192	5,993	4,430	3,267

(1)     Includes the results of Virginia Honey since the effective acquisition date of July 1, 2001.

(2)     Includes the results of Halifax since the effective acquisition date of November 1, 2002.

(3)     Operating results for 2004 include a $2,314,000 goodwill impairment charge.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operation.

Comparison of Year Ended December 31, 2004 and Year Ended December 31, 2003

Revenues.  Net sales for the year ended December 31, 2004 were $48,756,000 compared to $50,930,000 for 2003, a decrease of $2,174,000 or 4.3%.  Of this decrease, $1,931,000 is attributable to Vita Specialty Foods representing a reduction of 8.1% and $243,000 is attributable to Vita Seafood, representing a decrease of 0.9%.  The decrease for the Vita Specialty Foods business unit is a reflection, in part, of the sales of sauce products, which were down $1,376,000.  Sales decreases were also reflected in the business unit’s honey product line of $977,000 and resale products of $407,000.  All decreases were primarily due to certain 2003 sales that unexpectedly proved to be one-time transactions and thus were not repeated in 2004.  In addition, returns and allowances increased by $353,000, primarily due to augmented sales promotions.  The decrease in sales of certain Vita Specialty Foods product lines was partially offset by a $1,182,000 increase in the line of salad dressing products due to increased customer demand.  Added to the decrease from Vita Specialty Foods was a decline of $243,000, or 0.9% for the Vita seafood business, which was primarily the result of a $592,000 decrease in gross sales of salmon products and a $146,000 decrease in specialty products.  The salmon sales decrease is primarily the result of Vita seafood’s largest customer discontinuing sales of a Vita salmon product starting in the fourth quarter of 2003.  The decrease in sales of certain Vita seafood product lines was partially offset by a $488,000 increase in the herring product line due to increased customer demand.

Gross Margin.  Gross margin for the year ended December 31, 2004 was $14,348,000 compared to $15,831,000 for 2003, a decrease of $1,483,000 or 9.4%.  The Vita seafood business accounted for $771,000 of this decrease and $712,000 of the decline was attributable to the Vita Specialty Foods business.  As a percentage of net sales, gross margin totaled 29.4%, which was 1.7 percentage points below the 31.1% prior year result.  Gross margin for the Vita Specialty Foods business, as a percentage of net sales was 34.1%, compared to the 34.3% prior year result, as volume efficiencies subsided.  Vita seafood’s gross margin, as a percentage of net sales, decreased to 25.6% in 2004 from 28.2% in 2003; this was primarily due to the higher costs of raw salmon and higher factory expenses.

Operating Expenses.  Selling, marketing, distribution and administrative expenses for the year ended December 31, 2004 were $14,253,000 compared to $13,328,000 for 2003, an increase of $925,000 or 6.9%.  As a percentage of net sales, these expenses increased to 29.2% from 26.2% for 2003.  Vita Specialty Foods accounted for $601,000 of the increase with the remaining $324,000 attributable to Vita seafood.  Of the total increase, $1,233,000 was attributable to selling, marketing and distribution, reflecting higher freight out and other distribution related expenses of $687,000, higher salespersons’ compensation of $357,000, largely as a result of hiring additional sales staff, and higher commission and royalties of $224,000.  The increase in selling, marketing and distribution was partially offset by a $308,000 decrease in administrative spending.  This improvement in administrative spending was largely a result of savings realized by combining the administrative function previously performed in Atlanta into the Martinsburg office.

Goodwill Impairment Charge.  During the fourth quarters of 2003 and 2002, the Company completed its annual assessment of impairment regarding the goodwill recorded as a result of the Virginia Honey acquisition ($6,004,000) and the Halifax acquisition ($2,307,000).  Those assessments, supported by independent appraisals of the fair value of VSF, did not identify any impairment.  However, the 2004 independent appraisal – made using customary valuation methodologies including discounted cash flows and fundamental analysis, did reveal impairment issues.  The revised appraisal reflects a decreased fair value of VSF, principally caused by the decline in operating income of VSF during 2004.  That decline was primarily a result of a substantial decline in the sales of Halifax products – which were down $1,600,000 or 21% in 2004.  Based on the appraised value of VSF, the resulting impairment charge of approximately $2,314,000 was recorded in the fourth quarter of 2004.

Interest Expense.  Interest expense for the year ended December 31, 2004 was $767,000 compared to $753,000 for the same period in 2003, an increase of $14,000 or 1.9%.  This increase was primarily attributable to additional borrowing as detailed in Note 4 of “Item 8. Financial Statements”, partially offset by lower effective interest rates.

Income Taxes.  A tax credit for the year ended December 31, 2004 of $269,000 or 40% of pretax loss, excluding the goodwill impairment, was recognized, compared to an expense of $702,000 or 40% of pretax income during 2003.

Net Income.  As a result of the operating results described above, net loss for the year ended December 31, 2004 was $(2,717,000) or $(0.71) per share on both a basic and diluted per share basis; this compares to net income of $1,048,000 or $0.28 per basic share and $0.27 per diluted share for 2003, a 359% decrease totaling $3,765,000 or $(0.99) per share, on a basic and $(0.98) on a diluted basis.

Comparison of Year Ended December 31, 2003 and Year Ended December 31, 2002

Revenues.  Net sales for the year ended December 31, 2003 were $50,930,000 compared to $42,863,000 for 2002, an increase of $8,067,000 or 18.8%.  This increase is attributable to an increase at Vita Specialty Foods of $8,947,000 or 60.1%, which is largely due to the first full year inclusion of sales resulting from the Halifax business acquisition.  This large increase was reflected in all the Vita Specialty Foods segment’s major product lines including salad dressings/marinades ($2,898,000); honey/molasses ($2,146,000); hot filled sauces and resale items ($4,674,000); partially offset by higher returns and allowances of $771,000.  This increase from Vita Specialty Foods was partially offset by a sales decline of $880,000 or 3.1% for the Vita seafood business, which was primarily the result of a 4.9% decrease in gross sales of salmon products.  This salmon sales decrease was primarily attributable to one specific product.  During the third quarter, Vita seafood’s largest customer discontinued a Vita salmon product that resulted in a material impact to the Vita seafood results.

 Gross Margin.  Gross margin for the year ended December 31, 2003 was $15,831,000 compared to $13,332,000 for 2002, an increase of $2,499,000 or 18.7%.  This increase is attributable to an increase at Vita Specialty Food of $3,599,000 or 79.2% with a decline of $1,100,000 or 12.5% attributable to Vita seafood.   As a percentage of net sales, gross margin totaled 31.1%, which equaled the prior year result.  The Vita Specialty Foods gross margin as a percentage of net sales was 34.3%, up from the 30.8% prior year result due to lower raw honey cost and the volume efficiencies resulting from the higher sales.  Vita seafood’s gross margin as a percentage of net sales decreased to 28.2% in 2003 from 31.3% in 2002, primarily due to the higher cost of raw salmon and due to $210,000 of reduced gross profit, after tax, as a direct result of the product discontinuation described in the above section.

Operating Expenses.  Selling, marketing, distribution and administrative expenses for the year ended December 31, 2003 were $13,328,000 compared to $10,417,000 for 2002, an increase of $2,911,000 or 27.9%.  As a percentage of net sales, these expenses increased to 26.2% from 24.3% for 2002.  Vita Specialty Foods accounted for $2,737,000 of the increase with the remaining $174,000 attributable to Vita seafood.  Of the total increase, $2,255,000 was attributable to selling and marketing reflecting higher brokers’ commissions and royalties of $405,000, higher salespersons’ compensation of $656,000, largely as a result of hiring additional sales staff, travel and corporate shows of $321,000 along with higher advertising and promotion expenses of $469,000 and higher freight and distribution of $404,000.  The remaining $656,000 of the increase reflects higher administrative spending, primarily for employment related expenses of $254,000; professional expenses of $132,000 and higher supplies, rent and utilities associated with the addition of an office in Atlanta totaling $185,000.

Interest Expense.  Interest expense for the year ended December 31, 2003 was $752,000 compared to $602,000 for 2002, an increase of $150,000 or 24.9%.  This increase was primarily attributable to the additional borrowings as detailed in Note 4 of “Item 8. Financial Statements”, partially offset by lower effective interest rates.

Income Taxes.  A tax expense for the year ended December 31, 2003 of $702,000 or 40% of pretax income was recognized, compared to $867,000 or 38% of pretax income during 2002.  The majority of this tax expense is deferred.

Net Income.  As a result of the operating results described above, net income for the year ended December 31, 2003 was $1,048,000 or $0.28 per share on a basic per share basis and $0.27 per share on a diluted basis; this compares to net income of $1,446,000 or $0.39 per basic share and $0.38 per diluted share for 2002, a 27.5% decrease totaling  $398,000 or $0.11 per share, on both a basic and diluted basis.

Seasonality; Quarterly Results

The following tables set forth net sales and net income (loss) information for each of the Company’s last 20 quarters.  This unaudited information has been prepared on the same basis as the annual information presented elsewhere in this Form 10-K and, in the opinion of management, reflects all adjustments (consisting of normal recurring entries) necessary for a fair presentation of the information presented.  Quarterly data are not necessarily indicative of any future period results.

Net Sales Information

	Net Sales
Year	First Quarter	Second Quarter	Third Quarter		Fourth Quarter
	(in thousands)
2000	$6,218	$4,757	$5,434		$8,718
2001	6,220	5,027	8,477	(1)	12,259
2002	10,067	8,785	9,292		14,719	(2)
2003	12,957	12,855	11,651		13,467
2004	12,612	10,658	11,575		13,911

(1)          Virginia Honey was acquired on July 1, 2001.  Results after this date include the effect of this acquisition.

(2)          Halifax was acquired on November 1, 2002.   Results after this date include the effect of this acquisition.

Net Income Information

	Net Income (Loss)
Year	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands)
2000	44	(110)	(89)	878
2001	59	(88)	295 (1)	891
2002	304	132	208	802	(2)
2003	307	320	145	276
2004	(38)	(340)	(276)	(2,062	)(3)

(1)          Virginia Honey was acquired on July 1, 2001.  Results after this date include the effect of this acquisition.

(2)          Halifax was acquired on November 1, 2002.   Results after this date include the effect of this acquisition.

(3)          The fourth quarter of 2004 includes a charge of $2,314,000 representing goodwill impairment.  See Note 1 of “Item 8. Financial Statements” for further description of goodwill impairment.

The Company has in the past and expects in the future to experience significant fluctuation in quarterly operating results.  As the tables indicate, historically, the Company’s net sales and net income, absent impairment charges, have typically been the highest in the fourth quarter of each year.  The Company’s business is seasonal because its sales volume increases significantly during the Christmas holiday season and, to a lesser extent, during other holidays in the fall and spring and periods of colder weather in certain sections of the country.  Certain of these holidays, including Passover, Easter, Yom Kippur and Rosh Hashanah, may fall in different quarters in different years and could cause the quarterly operating results to fluctuate in the future. However, the Company believes that through the Vita Specialty Food acquisitions and the introduction of new non-seasonal or counter-seasonal products, it can, over time, reduce the variability in its quarterly operating results by increasing sales during the second and third quarters of each year.

Liquidity and Capital Resources

Working Capital

At December 31, 2004, the Company had $7,766,000 in working capital, compared to $10,510,000 at December 31, 2003, a decrease of $2,744,000 or 26%.  As a result, the current ratio fell to 2.6 to 1.0 from 3.5 to 1.0.  Of this decrease, $1,743,000 is attributed to a combined decrease in accounts receivable, cash and inventories; another $832,000 is attributable to the reclassification to current status of the additional amount payable for the Virginia Honey acquisition, and an additional $348,000 was the result of a net reduction in current income tax assets.  The decrease in these working capital items was partially offset by a $178,000 decrease in accounts payable and other current liabilities.  Vita Specialty Foods accounted for substantially all of the decrease in accounts receivable and inventories as lower year-end sales resulted in lower open customer balances and reduced inventory-stocking requirements.  The reclassification of the Virginia Honey acquisition balance reflects the scheduled April, 2005 payment date.  The reduction of the current income tax asset is a reflection of the refunds received during 2004.

Third Party Financing

At December 31, 2004, the Company had $56,000 in cash, a revolving credit facility of $8,500,000 and term facilities totaling $9,500,000, consisting of a $6,500,000 facility that represents the Company’s long term borrowing and a six year $3,000,000 facility that is not currently being utilized.  The revolving loan facility matures January 31, 2006 and the term loan is payable in monthly installments of $54,000 through July 31, 2008, with a balloon payment of $3,368,000 due on August 31, 2008.  Amounts outstanding under the revolving facility and the term facilities at December 31, 2004 were $7,678,000 and $5,636,000, respectively.  According to the terms of the loan agreement, the interest rates on these facilities are subject to adjustment at certain predetermined dates based upon the Funded Debt to EBITDA ratio as each such term is defined in the loan agreement.  The loan agreement contains customary representations, warranties, and covenants; at December 31, 2004, the Company was in compliance with these covenants.  See Note 4 of “Item 8.” Financial Statements.

Amounts Owed Pursuant to Acquisition

Pursuant to the Company’s acquisitions of Virginia Honey and Halifax in 2001 and 2002, respectively, the previous owners of those businesses, both of whom are employees and one of whom is a director of the Company, are subject to earn out provisions that may result in additional proceeds paid by the Company for the acquired businesses.  As amended, the earn out provisions for Terry Hess, the previous owner of Virginia Honey, have resulted in an additional amount due to Mr. Hess of approximately $832,000 as of December 31, 2004 with an interest rate of 4.2% payable in April 2005.  This additional payment is based on the operating results of Virginia Honey for the period from January 1, 2001 to December 31, 2002.  Potential remaining earn out payments to Mr. Hess will be based on the earnings of VSF, as computed by a predefined allocation formula, for two separate periods – January 1, 2003 to December 31, 2005 and January 1, 2006 to December 31, 2007.  Should VSF maintain its current profitability levels throughout these periods, management estimates that additional payments with a net present value as of December 31, 2004 of approximately $1,000,000 would be due to Mr. Hess.  Any future payments will be recorded as additional goodwill, and be subject to impairment analysis, when and if such payments are finally determined at the end of each of the periods described above.

Similarly, Budd, the previous owner of Halifax, had two separate earn out periods — January 1, 2003 to December 31, 2005 and January 1, 2006 to December 31, 2007.  Potential remaining earn out payments to Budd were to be based on earnings of VSF, as computed by a pre-defined allocation formula.  On January 7, 2005, the Company terminated the Budd Employment Agreement, made as of November 1, 2002 between Halifax and Budd in connection with the Company’s acquisition of Halifax.   The Company alleged a for “cause” termination as defined in the Budd Employment Agreement, and, in connection therewith, filed suit against Budd which was settled in accordance with the terms and conditions of the Settlement Agreement entered into on March 28, 2005.  Pursuant to the Settlement Agreement, the remaining potential earn out payments to Mr. Budd have been eliminated entirely.  See Note 2 to “Item 8. Financial Statements.”

Contractual Obligations

The aggregate amount of long-term debt maturing by year is presented in the table below.

During 2004, the Company incurred rental expense of approximately $596,000, primarily due to operating leases for the facilities in Martinsburg, West Virginia; Berryville, Virginia and Atlanta, Georgia and for equipment at the herring and salmon product processing facility in Chicago, Illinois.  Future commitments under all operating leases are presented in the table below.

In connection with the Halifax acquisition, the Company acquired the licensing rights to various brand names.  Along with these rights, the Company has assumed the commitment to make minimum royalty payments under the terms of these licensing agreements.  These agreements fully expire in 2006 and the commitments are presented in the table below.

	Payments due by period (in thousands)
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt	$17,869	$1,871	$9,997	$6,001	$—
Operating Leases	6,534	672	1,167	929	3,766
Licensing Royalties	428	418	10	—	—
Total Contractual Obligations	$24,831	$2,961	$11,174	$6,930	$3,766

The ratio of long-term debt-to-total capitalization was 71% at both December 31, 2004 and December 31, 2003.  The Company believes its financial resources are adequate to fund its needs for at least the next twelve months.

Cash Flow

Cash flows from operating activities. Net cash provided by operating activities was $2,420,000 for the year ended December 31, 2004, compared to net cash used of $1,388,000 for the year ended December 31, 2003.  The $2,420,000 of operating cash provided was primarily a reflection of $1,426,000 decrease in accounts receivable due to lower sales especially of the Vita Specialty Foods products; $580,000 of non-cash asset impairment and depreciation charges less the net loss; a decrease in income tax receivable of $519,000 and a $249,000 decrease in inventories.  The cash provided by these items was partially offset by a $105,000 reduction in accounts payable and accrued expenses.

During 2003, $1,248,000 of cash was used to increase accounts receivable, and another $529,000 used to increase inventories, $1,785,000 was used to lower accounts payable and accruals and $145,000 for higher prepaid expenses.  These balance sheet uses of operating cash were partially offset by operating cash sources totaling $2,319,000 and representing net income and depreciation plus a net increase in income tax liabilities.

Cash flows from investing activities. Net cash used in investing activities was $1,196,000 and $1,173,000 for the years ended December 31, 2004 and 2003, respectively. During both years, this cash was used primarily for capital additions totaling $1,178,000 during 2004 and $1,136,000 during 2003.  The capital expenditures for both years primarily reflect investment in production equipment at the Chicago and the Martinsburg facilities; similar usages are anticipated for the year ending December 31, 2005.

Cash flows from financing activities. Net cash used by financing activities was $1,293,000 for the year ended December 31, 2004, compared to cash provided of $2,640,000 for the year ended December 31, 2003.  The most recent year activity includes $139,000 of cash provided from stock and stock option proceeds net of $50,000 used to purchases treasury stock plus $1,382,000 used to pay down bank debt.  There was net bank borrowing required during 2003 to cover the cash used in the operating and investing activities described above.

Inflation

Inflation has historically not had a material effect on the Company’s operations.

Impact of Recently Issued Accounting Standards

In January 2003, FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”). In general, a variable interest entity is a corporation, partnership, trust or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide significant financial resources for the entity to support its activities. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003.  In December 2003, the FASB issued FIN 46R, which amended FIN 46 and added additional guidance and interpretation.  The Company adopted the provisions of FIN 46 and FIN 46R in 2003 and such adoption did not have a material impact on its consolidated financial statements since it currently has no variable interest entities.

In December 2004, the FASB issued Statement of Financial Accounting Standards 123 (revised 2004) “Share-Based Payment” (“SFAS 123R”).  Among other things, SFAS 123R requires expensing the fair value of stock options, which was previously optional.  SFAS 123R is effective as of July 1, 2005.  The Company expects the impact of adopting SFAS 123R will be similar to the pro forma impacts as described in Note 2 “Stock Options”.

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

Revenue Recognition and Merchandise Returns

Revenue is recognized upon the passing of title to the customers, which occurs upon shipment of product to customers in fulfillment of customer orders.  In accordance with industry practices, inventory is sold to customers often with the right to return or dispose if the merchandise is not resold prior to the expiration of its shelf life.  In order to support the Company’s products, various marketing programs are offered to customers, which reimburse them for a portion, or all of their promotional activities related to the Company’s products.  The Company regularly reviews and revises, when it deems necessary, estimates of costs to the Company for these marketing and merchandising programs based on estimates of what has been incurred by customers.  Actual costs incurred by the Company may differ significantly if factors such as the level and success of the customers’ programs or other conditions differ from expectations.  Sales are reduced by a provision for estimated future returns, disposals and promotional expense.

Income Tax Assets and Liabilities

The Company recognizes deferred income tax assets and liabilities for the expected future tax consequences of temporary differences between the tax basis and financial reporting basis of certain assets and liabilities and certain income tax credit carryforwards.  In estimating future tax consequences, the Company generally considers all expected future events other than enactments of changes in tax laws or rates.  A valuation reserve is recognized based on the evidence available; if it is more likely than not that some portion or all of the deferred income tax asset will not be realized.  See Note 5 of “Item 8. Financial Statements” for a further description of income taxes.

Acquisition and Exit Costs

Shortly after the acquisition of Halifax, the Company’s management finalized plans to restructure the operations of pre-acquisition Halifax to eliminate redundant facilities and headcount, reduce cost structure and better align the operating expenses with existing economic conditions.  Consequently, in 2003, the Company recorded $724,503 of costs relating to activities of pre-acquisition Halifax such as severance and related benefits, the cost of abandoned leasehold improvements, the cost to vacate the leased facilities and other pre-acquisition liabilities.  These costs were accounted for under EITF 95-3, “Recognition of Liabilities in Connection with Purchase of Business Combinations”.  These costs were recognized as a liability assumed in the acquisition and included in the allocation of the purchase price.  See Note 2 of “Item 8. Financial Statements” for a further description of acquisition and exit costs.

Goodwill Carrying Value

The Company assesses the impairment of goodwill, at least, whenever events or changes in circumstances indicate that the carrying value may not be recoverable.  Factors the Company considers important, which could trigger an impairment review include the following:

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

The provisions of SFAS 142 also required an annual impairment test for goodwill.  See Note 1 of “Item 8. Financial Statements” for a further description of the annual goodwill impairment assessment.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

The Company is exposed to interest rate fluctuations, primarily as a result of its $18 million credit agreement (the “Credit Agreement”) with interest rates subject to market fluctuations.  The Company does not currently use derivative instruments to alter the interest rate characteristics of any of its debt.  The Credit Agreement includes a revolving line of credit with a bank, which at December 31, 2004 bore interest at the prime rate minus 0.50% resulting in a 4.75% rate for a portion of the debt and at LIBOR plus 2.25% resulting in a 4.18% rate for another portion.  This rate remains constant until December 31, 2005.  On that date, the interest rate may be adjusted based upon certain financial covenants and may range from prime minus 0.50% to LIBOR plus 1.75% or, to LIBOR plus 2.25%.  In addition, the Credit Agreement includes two term loan facilities, one of which is active, and which at December 31, 2004 bore interest at the prime rate minus 0.50% resulting in a 4.75% rate for this debt.  On December 31, 2005, the interest rate may be adjusted based on certain financial covenants, and may range from prime minus 0.50% to LIBOR plus 2.00% or, to LIBOR plus 2.50%.  A 10% fluctuation in interest rates would not have a material impact on the Company’s financial statements.

Forward-Looking Statements

This annual report on Form 10-K, including “Description of Business,” “Description of Property,” “Legal Proceedings” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, contains forward-looking statements within the meaning of the “safe-harbor” provisions of the Private Securities Litigation Reform Act of 1995.  Such statements are based on management’s current expectations and are subject to a number of factors and uncertainties which could cause actual results to differ materially from those described in the forward-looking statements.  Such factors and uncertainties include: (i) the impact of the level of the Company’s indebtedness; (ii) restrictive covenants contained in the Company’s various debt documents; (iii) general economic conditions and conditions in the retail environment; (iv) the Company’s dependence on a few large customers; (v) relationships with retailers; (vi) price fluctuations in the raw materials used by the Company, particularly herring and salmon; (vii) whether the Company will be capable of increasing sales of Halifax products; (viii) selling its Vita seafood products for higher prices to take account of increased costs incurred by the Company; (ix) competitive conditions in the

Company’s markets; (x) the seasonal nature of the Company’s business; (xi) the Company’s ability to execute its acquisition strategy; (xii) fluctuations in the stock market; (xiii) the extent to which the Company is able to retain and attract key personnel; (xiv) relationships with key vendors; (xv) consolidation of the Company’s supplier base; (xvi) successful integration of Virginia Honey and Halifax and (xvii) the impact of federal, state and local environmental requirements (including the impact of current or future environmental claims against the Company).  As a result, the Company’s operating results may fluctuate, especially when measured on a quarterly basis.

The Company’s business strategy contemplates that the Company will pursue potential acquisitions.  The Company currently has no agreements or understandings with respect to any acquisitions and there can be no assurance that the Company will be successful in pursuing other potential acquisitions.  However, the costs associated with this strategy, means of financing any potential acquisitions, and consummation and integration of any potential acquisitions could significantly impact the Company’s financial and operating performance.

Item 8. Financial Statements and Supplementary Data.

Listed below are the financial statements included in this part of the Annual Report on Form 10-K:

Report of Independent Registered Public Accounting Firm

To the Board of Directors of

Vita Food Products, Inc.

Chicago, Illinois

We have audited the accompanying consolidated balance sheets of Vita Food Products, Inc. and Subsidiary, as of December 31, 2004 and 2003, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2004.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal controls over financial reporting.  Our audits included consideration of internal controls over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal controls over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Vita Food Products, Inc. and Subsidiary, at December 31, 2004 and 2003, and the results of their operations and cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO Seidman, LLP

Chicago, Illinois

February 11, 2005

Consolidated Balance Sheets	Vita Food Products, Inc.
And Subsidiary

December 31,	2004	2003

ASSETS
Current Assets
Cash	$55,968	$125,457
Accounts receivable-trade, net of allowance for discounts, returns, and doubtful accounts of $569,000 in 2004 and $301,000 in 2003	5,118,517	6,544,521
Inventories
Raw material and supplies	4,342,754	5,007,237
Work in process	235,504	235,862
Finished goods	2,390,924	1,975,413
Prepaid expenses and other current assets	447,602	481,369
Income taxes receivable	35,441	347,684
Total Current Assets	12,626,710	14,717,543

Property, Plant and Equipment
Land	35,000	35,000
Building and improvements	2,626,097	2,489,828
Leasehold improvements	425,336	308,646
Machinery and office equipment	10,636,716	9,733,439
	13,723,149	12,566,913
Less accumulated depreciation and amortization	(7,797,581)	(6,864,222)
Net Property, Plant and Equipment	5,925,568	5,702,691

Goodwill	5,996,705	8,310,659
Other Assets	373,695	353,461

Total Assets	$24,922,678	$29,084,354

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Current maturities of long-term obligations	$1,619,430	$780,390
Accounts payable	2,278,696	2,299,580
Accrued expenses	817,919	900,891
Deferred income taxes	144,924	226,304
Total Current Liabilities	4,860,969	4,207,165

Long-term Obligations, Less Current Maturities	15,497,900	17,684,931

Shareholders’ Equity
Preferred stock, $.01 par value, authorized 1,000,000 shares; none issued Common stock, $.01 par value; authorized 10,000,000 shares; issued and outstanding 3,865,254 shares in 2004 and 3,819,116 shares in 2003	38,652	38,191
Treasury stock, at cost 6,516 shares	(50,043)	—
Additional paid-in capital	3,785,596	3,647,262
Retained earnings	789,604	3,506,805
Total Shareholders’ Equity	4,563,809	7,192,258

Total Liabilities and Shareholders’ Equity	$24,922,678	$29,084,354

See accompanying notes to consolidated financial statements.

Consolidated Statements of Operations	Vita Food Products, Inc.
And Subsidiary

Year Ended December 31,	2004	2003	2002

Net Sales	$48,756,128	$50,930,474	$42,862,746
Cost of Goods Sold	34,408,406	35,099,833	29,531,009
Gross Margin	14,347,722	15,830,641	13,331,737

Selling and Administrative Expenses
Selling, Marketing & Distribution	9,971,794	8,738,409	6,483,715
Administrative	4,281,352	4,590,003	3,933,045
Goodwill Impairment Charge	2,313,954	—	—
Total Selling and Administrative Expenses	16,567,100	13,328,412	10,416,760

Operating (Loss) Profit	(2,219,378)	2,502,229	2,914,977
Interest Income	—	(399)	(441)
Interest Expense	766,823	752,574	602,183
(Loss) Income Before Income Tax (Benefit) Expense	(2,986,201)	1,750,054	2,313,235
Income Tax (Benefit) Expense	(269,000)	702,000	867,000
Net (Loss) Income	$(2,717,201)	$1,048,054	$1,446,235
Basic (Loss) Earnings Per Share	$(0.71)	$0.28	$0.39
Weighted Average Common Shares Outstanding	3,840,017	3,789,428	3,750,176

Diluted (Loss) Earnings Per Share	$(0.71)	$0.27	$0.38
Weighted Average Common Shares Outstanding	3,840,017	3,925,681	3,854,462

Consolidated Statements of Shareholder’s Equity	Vita Food Products, Inc.
And Subsidiary

				Additional
	Common Stock		Treasury	Paid-in	Retained
	Shares	Amount	Stock	Capital	Earnings	Total

Balance, at January 1, 2002	3,729,683	$37,296	$0	$3,379,931	$1,012,516	$4,429,743

Proceeds from stock purchase and stock option plans	44,212	443	—	116,551	—	116,994

Net Income	—	—	—	—	1,446,235	1,446,235

Balance, at December 31, 2002	3,773,895	$37,739	$0	$3,496,482	$2,458,751	$5,992,972

Proceeds from stock purchase and stock option plans	45,221	452	—	150,780	—	151,232

Net income	—	—	—	—	1,048,054	1,048,054

Balance, at December 31, 2003	3,819,116	$38,191	$0	$3,647,262	$3,506,805	$7,192,258

Proceeds from stock purchase and stock option plans	46,138	461	—	138,334	—	138,795

Treasury stock purchases	—	—	(50,043)	—	—	(50,043)

Net loss	—	—	—	—	(2,717,201)	(2,717,201)

Balance, at December 31, 2004	3,865,254	$38,652	($50,043)	$3,785,596	$789,604	$4,563,809

See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows	Vita Food Products, Inc.
And Subsidiary

Year Ended December 31,	2004	2003	2002

Cash Flows From Operating Activities
Net (loss) income	$(2,717,201)	$1,048,054	$1,446,235
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	983,366	956,461	802,121
Deferred income tax (benefit) provision	(288,000)	488,000	138,000
Goodwill impairment charge	2,313,954	—	—
Changes in assets and liabilities, net of effects from purchase of subsidiary:
Accounts receivable	1,426,004	(1,248,331)	382,793
Inventories	249,330	(528,851)	(1,305,668)
Prepaid expenses and other current assets	33,767	(144,632)	52,298
Income taxes receivable	518,863	(173,366)	(168,318)
Accounts payable	(20,884)	(1,283,811)	651,639
Accrued expenses	(79,094)	(501,364)	(141,910)
Net cash provided by (used in) operating activities	2,420,105	(1,387,840)	1,857,190

Cash Flows From Investing Activities
Capital expenditures	(1,177,642)	(1,135,894)	(1,245,432)
Payments for subsidiary, net of cash acquired	—	—	(243,531)
Other assets	(18,567)	(37,286)	(703)
Net cash used in investing activities	(1,196,209)	(1,173,180)	(1,489,666)

Cash Flows From Financing Activities
Proceeds from issuance of stock and exercise of stock options	138,795	151,232	116,994
Purchase of treasury stock	(50,043)	—	—
Net (payments) borrowings under revolving loan facility	(613,625)	2,931,791	1,404,242
Payments on term loan facility	(768,512)	(6,714,886)	(4,525,111)
Proceeds from new term loan	—	6,500,000	2,300,000
Payments under capital lease obligations	—	(131,038)	(107,240)
Deferred loan costs paid	—	(96,719)	(39,665)
Net cash (used in) provided by financing activities	(1,293,385)	2,640,380	(850,781)
Net (decrease) increase in cash	(69,489)	79,360	(483,257)

Cash, at beginning of year	125,457	46,097	529,354
Cash, at end of year	$55,968	$125,457	$46,097

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$682,398	$737,316	$600,587
Income taxes (received) paid	$(499,506)	$387,366	$1,014,900

See accompanying notes to consolidated financial statements.

1.         Summary of Significant Accounting Policies

Industry

Vita Food Products, Inc. (“Vita Seafood”) processes and sells various herring, cured and smoked salmon products and other complementary specialty food products throughout the United States.  Vita Seafood has one processing plant located in Chicago, Illinois.  Vita Specialty Foods, Inc. (“VSF”), a

wholly owned subsidiary of Vita Seafood, manufactures and distributes salad dressings, gourmet sauces, honey, jams and jellies.  VSF has two manufacturing plants located in Martinsburg, West Virginia and Berryville, Virginia.  Management considers Vita Seafood and VSF as a separate business segments which are collectively referred to herein as the ‘Company’.

A summary of the significant accounting policies utilized in the preparation of the accompanying financial statements follows.

Principles of Consolidation

The consolidated financial statements include the accounts of Vita Seafood and VSF.  VSF includes the now integrated results of The Virginia Honey Company, Inc. (“Virginia Honey”), acquired in 2001 and The Halifax Group, Inc. (“Halifax”), acquired in 2002.  All significant intercompany transactions and balances have been eliminated.

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

Revenue Recognition and Merchandise Returns

Revenue is recognized upon the passing of title to the customers, which occurs upon shipment of product to customers in fulfillment of customer orders.  In accordance with industry practices, inventory is sold to customers often with the right to return or dispose if the merchandise is not resold prior to the expiration of its shelf life.  In order to support the Company’s products, various marketing programs are offered to customers, which reimburse them for a portion, or all of their promotional activities related to the Company’s products.  The Company regularly reviews and revises, when it deems necessary, estimates of costs to the Company for these marketing and merchandising programs based on estimates of what has been incurred by customers.  Actual costs incurred by the Company may differ significantly if factors such as the level and success of the customers’ programs or other conditions differ from expectations.  Sales are reduced by a provision for estimated future returns, disposals and promotional expense.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are customer obligations due under normal trade terms.  The Company sells products to distributors and retailers throughout the food industry.  The Company performs continuing credit evaluations of its customers’ financial condition.

Senior management reviews accounts receivable on a regular basis to determine if any receivables will potentially be uncollectible.  The Company provides an allowance sufficient to cover any accounts receivable balances that are potentially uncollectible, along with a general reserve based on historic experience.  After attempts to collect the receivable have failed and it is considered to be uncollectible, it is written off against the allowance.  Based on the information available, the Company believes the allowance for doubtful accounts as of December 31, 2004 to be adequate and not excessive.  However, it is still possible that in the future, actual write offs may exceed the recorded balance.

The allowance for discounts, returns and doubtful accounts has fluctuated as follows over the last three years:

Allowance for Discounts, Returns and Doubtful Accounts

(in thousands)

Calendar Year	Balance at Beginning of Year	Charged to Expense	Write-offs & Collections	Acquisition of Subsidiary	Balance at End of Year
2002	$209	6	(39)	101	$277
2003	$277	74	(50)	0	$301
2004	$301	306	(38)	0	$569

Inventories

Inventories are stated at the lower of cost or market.  Costs are determined by the first-in, first-out method and include raw materials, labor and plant overhead.

Property, Plant and Equipment

Property, plant and equipment are stated at cost.  Depreciation and amortization are being provided, on straight-line methods, over the estimated useful lives of the assets as follows:

Buildings and improvements	15 to 31.5 years

Machinery and equipment	5 to 15 years

Office and transportation equipment	3 to 7 years

Leasehold improvements are being amortized on a straight-line basis over the lives of the respective leases or the service lives of the improvements whichever is shorter.  Amortization of assets under capital lease is included in depreciation and amortization.  Repair and maintenance items are expensed as incurred.

Long-Lived Assets

The Company reviews the carrying values of its long-lived assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable.  Any long-lived assets held for disposal are reported at the lower of their carrying amounts or fair value less cost to sell.  As of December 31, 2004 there has been no impairment of long-lived assets.

Goodwill

The changes in the carrying amount of goodwill related to the VSF acquisitions for the years ended December 31, 2004, 2003 and 2002 were as follows:

Balance as of December 31, 2002	$7,565,821

Adjustment to the original Halifax purchase price allocation	744,838
Balance as of December 31, 2003	8,310,659
Goodwill impairment charge	(2,313,954)
Balance as of December 31, 2004	$5,996,705

On January 1, 2002, the Company adopted SFAS No. 142 “Goodwill and Other Intangible Assets” (“SFAS 142”), which addresses the financial accounting and reporting standards for goodwill and other intangible assets subsequent to their acquisition.  This accounting standard requires that goodwill no longer be amortized, and instead be tested for impairment on at least an annual basis.

During the fourth quarters of 2003 and 2002, the Company completed its annual assessment of impairment regarding the goodwill recorded as a result of the Virginia Honey acquisition ($6,004,000) and the Halifax acquisition ($2,307,000).  Those assessments, supported by independent appraisals of the fair value of VSF, did not identify any impairment.  However, the 2004 independent appraisal – made using customary valuation methodologies including discounted cash flows and fundamental analysis, did reveal impairment issues.  The revised appraisal reflects a decreased fair value of VSF, principally caused by the decline in operating income of VSF during 2004.  That decline was primarily a result of a substantial decline in the sales of Halifax products – which were down $1,600,000 or 21% in 2004.  Based on the appraised value of VSF, the resulting impairment charge of approximately $2,314,000 was recorded in the fourth quarter of 2004.

The adjustment to the original Halifax purchase price allocation made in 2003 is more fully described in Note 2.

Estimates

The accompanying financial statements include estimated amounts and disclosures based on management’s assumptions about future events.  Actual results may differ from those estimates.

Advertising

Advertising costs are expensed as incurred and included in selling, marketing and distribution expenses.  Advertising expenses amounted to approximately $349,000, $393,000 and $370,000 in 2004, 2003 and 2002, respectively.

Shipping and Handling Fees

The Company classifies shipping and handling costs billed to customers as revenue.  Costs related to shipping are classified as part of selling, marketing and distribution expenses and were $3,539,000, $2,851,000 and $2,447,000 in 2004, 2003 and 2002, respectively.

Income Taxes

The Company recognizes deferred income tax assets and liabilities for the expected future tax consequences of temporary differences between the tax basis and financial reporting basis of certain assets and liabilities and certain income tax credit carryforwards.  In estimating future tax consequences, the Company generally considers all expected future events other than enactments of changes in tax laws or rates.  A valuation reserve is recognized based on the evidence available, if it is more likely than not that some portion or all of the deferred income tax asset will not be realized.

Basic and Diluted Earnings (Loss) Per Common Share

Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted-average number of common shares outstanding for the period.  Diluted earnings (loss) per share follows the computation of basic earnings (loss) per share but also gives effect to all dilutive potential common shares equivalents that were outstanding during the year.

The following is a reconciliation from basic earnings/(loss) per share to diluted earnings (loss) per share for each of the last three years:

	Net Income / (Loss)	Weighted Average Shares Outstanding	Earnings / (Loss) Per Share
2004
Basic	$(2,717,201)	3,840,017	$(0.71)
Effect of dilutive
stock options	—	—
Diluted	$(2,717,201)	3,840,017	$(0.71)
2003
Basic	$1,048,054	3,789,428	$0.28
Effect of dilutive
stock options	—	136,253
Diluted	$1,048,054	3,925,681	$0.27
2002
Basic	$1,446,235	3,750,176	$0.39
Effect of dilutive
stock options	—	104,286
Diluted	$1,446,235	3,854,462	$0.38

In 2004, 2003 and 2002 there were an additional 82,500, 29,000 and 30,000 common shares respectively issuable upon exercise stock options that were not considered in the computation because they would have been anti-dilutive.

Accounting for Stock Based Compensation

The Company applies the intrinsic value method under Accounting Principals Board Opinion 25 and related interpretations in accounting for its stock based compensation plans.  No compensation cost has been recognized for the Company’s stock compensation plans as the market price of the common stock underlying the grant did not exceed the exercise price of the grant on the measurement date.

The Company is required to provide pro forma disclosures of net income and earnings per share had the Company adopted the fair value method under Statement of Financial Accounting Standards No. 123.  The weighted-average, grant date fair value of stock options granted to employees during the year and the weighted-average significant assumptions used to determine those fair values, using a modified Black-Scholes option pricing model, and the pro forma effect on earnings of the fair value accounting for stock options under Statement of Financial Accounting Standards No. 123, are as follows:

	2004	2003	2002
Weighted average fair value per options granted	$4.42	$2.71	$2.92

Significant assumptions (weighted average)
Risk-free interest rate at grant date	4.1%	3.7%	4.4%
Expected stock price volatility	0.68	0.72	0.74
Expected dividend payout	—	—	—
Expected option life (years)	5	5	5

Net (Loss) Income
As reported	$(2,717,201)	$1,048,054	$1,446,235
Deduct total stock based compensation expense (net of income taxes) determined under the fair value method	(132,660)	(56,844)	(267,592)
Pro forma	$(2,849,861)	$991,210	$1,178,643

Basic (loss) earnings per share
As reported	$(0.71)	$0.28	$0.39
Pro forma	$(0.74)	$0.26	$0.31

Diluted (loss) earnings per share
As reported	$(0.71)	$0.27	$0.38
Pro forma	$(0.74)	$0.25	$0.31

Recent Accounting Pronouncements

In January 2003, FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”). In general, a variable interest entity is a corporation, partnership, trust or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide significant financial resources for the entity to support its activities. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003.  In December 2003, the FASB issued FIN 46R, which amended FIN 46 and added additional guidance and interpretation.  The Company adopted the provisions of FIN 46 and FIN 46R in 2003 and such adoption did not have a material impact on its consolidated financial statements since it currently has no variable interest entities.

In December 2004, the FASB issued Statement of Financial Accounting Standards 123 (revised 2004) “Share-Based Payment” (“SFAS 123R”).  Among other things, SFAS 123R requires expensing the fair value of stock options, which was previously optional.  SFAS 123R is effective as of July 1, 2005.  The Company expects the impact of adopting SFAS 123R will be similar to the pro forma impacts as displayed in the table above.

2. Acquisitions

The Virginia Honey Company, Inc.

Effective July 1, 2001, Vita Seafood acquired 100% of the outstanding shares of capital stock of Virginia Honey from Terry W. Hess.  The results of Virginia Honey have been included in the

Company’s consolidated financial statements since the effective date. The aggregate purchase price, including direct costs of the acquisition, of $4,884,437 was paid in cash.

The Halifax Group, Inc.

Effective November 1, 2002, Vita Seafood acquired all of the issued and outstanding shares of capital stock of Halifax, a Georgia corporation, from Robert J. Budd and certain affiliates or associates of Mr. Budd.  Since the effective date, the results of Halifax have been fully integrated with the results of Virginia Honey to form the Company’s wholly owned subsidiary, VSF.

On the November 6, 2002 closing date, as a direct cost of the acquisition, the Company paid cash of $450,000 to Mr. Budd in partial payment of the $795,781 preexisting debt owed to him by Halifax.  The Company has recorded the discounted value of the remaining debt as a long-term obligation as described in Note 4.  The Company also assigned to Mr. Budd any potential rights or exposure associated with an unresolved legal case involving Halifax.  The case remains unresolved and the Company and its subsidiary, VSF, have since been named as co-defendants in that case.

The following table summarizes the preliminary fair values of the assets acquired and the liabilities assumed at the date of acquisition, November 1, 2002:

(in 000’s)

Current assets	$1,815
Property, plant and equipment	982
Other assets	560
Goodwill	1,562
Total assets acquired	4,919
Current liabilities	(3,670)
Long-term debt	(1,005)

Total liabilities assumed	(4,675)

Net assets acquired	$244

During 2003, the following adjustments were made to the purchase price allocation:

(in $000’s)

Exit costs incurred in acquisition	$725
Deferred tax asset relating to the exit costs	(317)
Changes in estimated valuation allowance relating to the acquired net operating loss carryforwards	267
Changes to estimates relating to inventory and relating to inventory and accounts receivable reserves	70

Adjustment to the original purchase price allocation	$745

None of the amount of goodwill is expected to be deductible for tax purposes.

The unaudited consolidated results of operation on a pro forma basis as though Halifax had been acquired as of the beginning of 2002 are as follows ($000’s except earnings per share data):

Year ended December 31,	2002

Net sales	$50,275
Net income	$970

Basic earnings per share	$0.26
Diluted earnings per share	$0.25

The pro forma financial information is not necessarily indicative of the operating results that would have occurred had the Halifax acquisition been consummated as of the above dates, nor are they indicative of future operating results.

Acquisition and Exit Costs

Shortly after the acquisition of Halifax, the Company’s management finalized plans to restructure the operations of pre-acquisition Halifax to eliminate redundant facilities and headcount, reduce cost structure and better align the operating expenses with existing economic conditions.  Consequently, in 2003, the Company recorded $724,503 of costs relating to activities of pre-acquisition Halifax such as severance and related benefits, the cost of abandoned leasehold improvements, the cost to vacate the leased facilities and other pre-acquisition liabilities.  These costs were accounted for under EITF 95-3, “Recognition of Liabilities in Connection with Purchase of Business Combinations”.  These costs were recognized as a liability assumed in the acquisition and included in the allocation of the purchase price.

The acquisition and exit costs consisted of the following:

	Closedown of Facility	Employee Severance & Related	Other	Total
Exit costs incurred in acquisition	$497,538	$111,699	$115,266	$724,503

Payments made during the twelve months ending December 31, 2003	481,247	111,699	115,266	708,212
Acquisition cost accrual, December 31, 2003 (all paid in 2004)	$16,291	$—	$—	$16,291

Earn Out Provision under Acquisition Agreements

Pursuant to the Company’s acquisitions of Virginia Honey and Halifax in 2001 and 2002, respectively, the previous owners of those businesses, both of whom were employees as of December 31, 2004 (one of whom continues to be an employee), and one of whom is a director of the Company, are subject to earn out provisions that may result in additional proceeds paid by the Company for the acquired businesses.  As amended, the earn out provisions for Terry Hess, the previous owner of Virginia Honey, have resulted in an additional amount due to Mr. Hess of approximately $832,000 as of December 31, 2004 with an interest rate of 4.2% payable in April 2005.  This additional payment is based on the operating results of Virginia Honey for the period from January 1, 2001 to December 31, 2002.  Potential remaining earn out payments to Mr. Hess will be based on the earnings of VSF, as computed by a predefined allocation formula, for two separate periods – January 1, 2003 to December 31, 2005 and January 1, 2006 to December 31, 2007.  Should VSF maintain its current profitability levels throughout these periods, management estimates that additional payments with a net present value as of December 31, 2004 of approximately $1,000,000 would be due to Mr. Hess.  Any future payments will be recorded as additional goodwill, and be subject to impairment analysis, when and if such payments are finally determined at the end of each of the periods described above.

Similarly, Mr. Budd, the previous owner of Halifax, had two separate earn out periods – January 1, 2003 to December 31, 2005 and January 1, 2006 to December 31, 2007.  Potential remaining earn out payments to Mr. Budd were to be based on earnings of VSF, as computed by a pre-defined allocation formula.  On January 7, 2005, Vita Food Products, Inc. terminated the Employment Agreement (the “Employment Agreement”) made as of November 1, 2002, between Halifax and Mr. Budd.  The Company alleged a for “cause” termination and, accordingly, filed suit against Mr. Budd which was settled in accordance with the terms and conditions of the Confidential Settlement Agreement and Mutual Release entered into on March 28, 2005 (the “Settlement Agreement”).  Pursuant to the Settlement Agreement, the remaining potential earn out payments to Mr. Budd have been eliminated entirely.

The Settlement Agreement also amended the Non-Competition and Non-Solicitation Agreement entered into by Budd in connection with the Company’s acquisition of Halifax.  Pursuant to the Non-Competition Agreement, as amended, Budd is prohibited from competing with the Company and soliciting its employees and customers until March 1, 2010, provided, that Budd may freely engage in any business that is not producing products competitive with the products of the Company as of February 28, 2005.

3.         Accrued Expenses

Accrued expenses consist of the following:

December 31,	2004	2003

Interest	$41,159	$22,679
Salaries and bonuses	284,901	361,810
Taxes other than income taxes	64,407	51,205
Utilities, freight and other	427,452	465,197
	$817,919	$900,891

4.         Long-Term Obligations

Long-term obligations consist of the following:

December 31,	2004	2003

Revolving loan facility (a)	$7,677,617	$8,291,243
Term loan facility (a)	5,636,000	6,284,000
Term loan payable (b)	2,599,846	2,710,727
Additional purchase price payable to Mr. Hess (c)	831,659	797,512
Robert J. Budd Note (d)	315,276	303,398
Other notes payable	56,932	78,441
	17,117,330	18,465,321
Less current maturities	1,619,430	780,390

	$15,497,900	$17,684,931

(a)     On September 9, 2003, the Company entered into a loan agreement (the “Loan”) with a new bank and paid off the existing credit facility.  The Loan provides for a two-year $8,500,000 revolving line of credit

(“revolving loan facility”) for working capital needs; a five-year $6,500,000 term loan (“term loan facility”) that represents the Company’s long-term financing and a six-year $3,000,000 term loan that has not yet been utilized.  Borrowing under the revolving loan facility is limited to 80% of eligible receivables and 60% of eligible inventory as such terms are defined in the Loan.  The revolving loan facility matures January 31, 2006 (as amended in December 2004).  Availability under this line is $521,000 as of December 31, 2004.  The term loan facility is payable in monthly installments of $54,000 through July 31, 2008, with a balloon payment of $3,368,000 due on August 30, 2008.  The loans are collateralized by all of the assets of the Company.

According to the terms of the Loan, interest is paid monthly and interest rates are subject to adjustment at certain predetermined dates based upon the Funded Debt to EBITDA ratio, as each such term is defined in the Loan.  Under these terms, the revolving loan facility bears interest at rates ranging from LIBOR plus 1.75% to 2.25% or prime minus 0.50% at the Company’s option.  The term loan facility bears interest at rates ranging from LIBOR plus 2.00% to 2.50% or prime minus 0.50%.  As of December 31, 2004, a portion of the revolving loan facility bore interest at 4.18%, which was equal to LIBOR of 1.93% plus 2.25% and another portion at 4.75%, which equaled prime of 5.25% minus 0.50%.  At that date, the term loan facility also bore interest at 4.75%, which equaled prime minus 0.50%.

The Loan imposes certain restrictions upon the Company and requires the Company to maintain certain financial covenants and ratios, including Tangible Net Worth and Cash Flow Coverage Ratio, as each such term is defined in the Loan.  At December 31, 2003, the Company was in compliance with these covenants, however, at June 30 and September 30, 2004, the impact of the loss on earnings before income taxes, depreciation and amortization (as defined in the agreement) for the respective twelve months then ended resulted in non-compliance with certain of the Company’s financial covenants.  The Company received a permanent waiver from its lender with respect to these instances of non-compliance and an amendment, which changed the financial covenants through December 31, 2004.  The Company was in compliance with the revised covenants at December 31, 2004.  The Company intends to closely monitor its financial covenants going forward and is currently in discussions with its lender to further amend the facility, including the scheduled revolving loan facility maturity date.

(b)   As part of the acquisition agreement for Virginia Honey, the Company assumed a 7.0% note payable to a former Virginia Honey shareholder.  At December 31, 2004 the balance due was $2,599,846.  This note is secured and is payable in monthly installments through 2018.

(c)    As described in Note 2, Mr. Hess earned additional purchase price on his sale of Virginia Honey to Vita Seafood based on a measurement date of December 31, 2002.  That obligation, at a 4.2% interest rate, is payable in April 2005.

(d)   The merger agreement with Halifax provided that, as part of the acquisition price, the Company would repay the balance of a note due to the former owner by Halifax, to that individual on April 1, 2006.  The Settlement Agreement entered into between the Company and such former owner in connection with the Company’s institution of litigation against the former owner amended the terms of the note to provide for payment in 78 bi-weekly equal installments of $4,241.  The principle amount did not change and no interest accrues on this debt.  See Note 14 for further information regarding this obligation.

Scheduled annual maturities of long-term obligations as of December 31, 2004 are as follows:

Year ending December 31,

2005	$1,619,430
2006	8,789,441
2007	795,149
2008	5,913,310

$17,117,330

5.         Income Taxes

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  The effects of existing temporary differences, that give rise to significant portions of the net deferred income tax asset (liability), are as follows:

December 31,	2004	2003

Deferred income tax asset:
Uniform inventory capitalization	$68,000	$71,000
Accrued expenses and reserves	276,000	271,000
Contributions carryover	77,000	—
Net operating loss carryforwards	1,091,000	791,000

	1,512,000	1,133,000
Deferred income tax liability:
Depreciation	(866,000)	(568,000)

	646,000	565,000
Less valuation allowance	(791,000)	(791,000)

Net deferred income tax liability	$(145,000)	$(226,000)

The Company has gross federal net operating loss carryforwards of $ 2.7 million, which expire, if unused, in 2022 – 2024.  The valuation allowance relates to the net operating loss carryforward acquired in the Halifax acquisition.

Income tax (benefit) expense for the years ended December 31, 2004, 2003 and 2002 consist of the following:

December 31,	2004	2003	2002

Current	$19,000	$214,000	$729,000
Deferred	(288,000)	488,000	138,000

Income tax (benefit) expense	$(269,000)	$702,000	$867,000

The reconciliation of income tax computed at the United States federal statutory tax rate of 34% to income tax (benefit) expense is as follows:

Year ended December 31,	2004	2003	2002

Tax at federal statutory rate	$(1,015,000)	$595,000	$786,000

Impairment charge	787,000	—	—

Other (primarily state taxes)	(41,000)	107,000	81,000

Income tax (benefit) expense	$(269,000)	$702,000	$867,000

6. Commitments and Contingencies

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

B.             The Company leases two of its Virginia Honey facilities from a former owner of Virginia Honey, who is now an officer of VSF.  During 2003, the Company renewed both of these leases, one through December 31, 2008 and the second through December 31, 2018.  Additional renewal options are available.  Future payments under these leases amount to approximately $508,000 for each of 2005 through 2007, $520,000 for 2008 and $409,000 each of the subsequent periods.  Rent expense under these agreements totaled $306,000, $358,000 and $451,000 in, 2002, 2003 and 2004, respectively.

C.             The Company leases its Atlanta office from an unrelated lessor.  The lease expires on August 31, 2006.  Future payments under the lease will amount to approximately $35,000 and $22,000 for 2005 and 2006, respectively.  Since November 1, 2002, the effective date of the lease, rent expense under this agreement totaled $50,000.

D.            See Note 2 for potential Company obligations related to an earn out provision under the acquisition agreements for Virginia Honey and Halifax.

E.     The Company has brand name product licensing agreements, which contain provisions for minimum future royalty payments.  During 2004 and 2003, the Company paid $535,000 and $271,000, respectively, in royalty payments under these licensing agreements.  The minimum future royalty payments are $418,000 and $10,000 for 2005 and 2006, respectively.

7.         Employee Benefit Plans

The Company has established a qualified 401(k) profit sharing plan covering its non-union employees. Participants may elect to defer a portion of their annual compensation.  The Company may contribute amounts at the discretion of the board of directors.

The Company expensed 401(k) matching contributions of $68,000, $67,000 and $59,000 in 2004, 2003 and 2002, respectively.

Additionally, the Company participates in two multi-employer plans that provide benefits to the Company’s union employees.  Contributions to the plans for the years ended December 31, 2004, 2003 and 2002 were $35,000, $33,000 and $31,000, respectively.

8.         Major Customers

In the year ended December 31, 2004, the Company had sales to one customer representing 21% and sales to another customer representing 14% of total annual net sales.  At December 31, 2004, these customers had open accounts receivable balances of $705,000 and $941,000, respectively.  During 2003, the Company had sales to one customer representing 19% and sales to another customer representing 13% of total annual net sales. At December 31, 2003, these customers had open accounts receivable balances of $1,390,000 and $578,000, respectively.  During 2002, the Company had sales to one customer representing 19% and sales to another customer representing 12% of total annual net sales.

9.         Stock Option and Purchase Plans

On September 11, 1996, the Company adopted the Vita Food Products, Inc. 1996 Stock Option Plan for employees or other constituencies of the Company, including members of the board of directors who are employees.  The plan was amended and restated in 2004 to provide for 525,000 shares of common stock to be reserved for issuance upon the exercise of options designated as either an

“incentive stock option” or as a “nonqualified stock option.”  These options vest at 20% per year and may be granted to employees or other constituencies of the Company, including members of the board of directors who are employees.  On September 11, 1996, the Company also adopted the Vita Food Products, Inc. 1996 Stock Option Plan for Non-Employee Directors.  The plan was amended and restated in 2000 to provide for 175,000 shares of common stock to be reserved for issuance upon the exercise of options designated as a “nonqualified stock option.”  These options become fully vested six months after issuance and may be granted to directors who are not employees of the Company.  Generally, all options are issued at exercise prices equal to market price and are exercisable for a period of ten years from the date of grant.  Further, in September 1996, the Company adopted the 1996 Employee Stock Purchase Plan pursuant to which 150,000 shares of common stock have been reserved for issuance.

                   Information with respect to the stock option plans follows:

Year ended December 31,	2004	2003	2002

Options outstanding at beginning of year	314,400	328,500	221,500
Options granted	50,000	35,000	157,000
Options exercised	(23,500)	(32,200)	(40,800)
Options forfeited	(10,500)	(16.900)	(9,200)

Options outstanding at end of year	330,400	314,400	328,500

Weighted average remaining contractual life	6.8 yrs.	7.3 yrs.	8.0 yrs.
Options exercisable	200,180	173,120	150,400

Exercise prices per option granted	$4.45-$7.52	$4.00-$5.15	$4.00-$6.00

Weighted Average Exercise Price	2004	2003	2002

January 1,	$3.52	$3.42	$2.53
December 31,	4.15	3.52	3.42
Exercised	2.43	3.08	2.58
Exercisable	3.60	3.03	2.75
Forfeited	4.83	4.20	3.49

10.  Employment Contracts

In 2002, the Company entered into employment agreements with two officers of the Company.  Under the terms of these agreements, the officers were each entitled to be paid a salary of $240,030 annually (adjusted annually for increases of at least the cost of living index), plus bonuses, if any, and certain perquisites.  During 2003, one of the officers had his employment agreement renewed on substantially the same terms and conditions through December 2007, and during 2004 the other had his agreement renewed on substantially the same terms and conditions through December 2006.

The Company also entered into an employment agreement with an officer of Virginia Honey in conjunction with the purchase of Virginia Honey. The agreement extended to December 31, 2004 and calls for the officer to receive a salary of $300,000 per year with, at the sole discretion of Virginia Honey’s board of directors, a maximum raise equal to the percentage increase in the cost of living index.  The agreement was extended in 2004 under the present terms and conditions through December 31, 2007.

In addition, in January 2005 the Company terminated an employment agreement with an officer of Halifax that was entered into in conjunction with the purchase of Halifax.  The agreement had a term that extended to December 31, 2007 and called for the officer to receive a salary of $242,500 per year with a 3% per year increase starting January 1, 2004.  See Note 14 for a further description of the termination of employment agreement and the settlement that was entered into between the parties in respect of the litigation commenced by the Company against the former Halifax officer.

11. Fair Value of Financial Instruments

The carrying amounts of cash, accounts receivable, accounts payable and short-term obligations approximate fair value due to the short-term nature of these instruments.  The carrying value of the Company’s long-term obligations, based on rates currently available for instruments with similar terms and maturities, also approximates fair value.

12. Business Segments

The Company reports two operating business segments in the same format as reviewed by the Company’s senior management. Segment one, Vita Seafood, processes and sells various herring, and cured and smoked salmon products throughout the United States and Mexico.  Segment two, VSF, combines the products of Virginia Honey and Halifax and manufactures and distributes honey, salad dressings, sauces, marinades, jams and jellies and gift baskets throughout North America.  Management predominately uses operating profit as the measure of profit or loss by business segment.  The significant accounting policies as described in Note 1 were utilized in the preparation of the financial statements for both segments.

Business segment information is as follows ($000’s):

Year ended December 31,	2004	2003	2002

Goodwill
Vita Seafood	$—	$—	$—
VSF	5,997	8,311	7,566

Total Goodwill	$5,997	$8,311	$7,566

Total Assets
Vita Seafood	$17,557	$20,056	$18,566
VSF	7,366	9,028	7,976

Total Assets	$24,923	$29,084	$26,542

Net Sales
Vita Seafood	$26,972	$27,216	$28,096
VSF	21,784	23,714	14,767

Total Net Sales	$48,756	$50,930	$42,863

Operating (Loss) Profit
Vita Seafood	$(483)	$612	$1,887
VSF (a)	(1,736)	1,890	1,028

Total Operating (Loss) Profit	$(2,219)	$2,502	$2,915

Net (Loss) Income
Vita Seafood (b)	$(521)	$148	$983
VSF (a)	(2,196)	900	463

Total Net (Loss) Income	$(2,717)	$1,048	$1,446

Depreciation and Amortization
Vita Seafood	$500	$540	$491
VSF	483	416	311

Total Depreciation and Amortization	$983	$956	$802

Capital Expenditures
Vita Seafood	$612	$389	$1,034
VSF	566	747	211

Total Capital Expenditures	$1,178	$1,136	$1,245

(a) Includes the 2004 goodwill impairment charge of $2,314.

(b) Includes various unallocated corporate expenses that benefit both segments but are monitored as part of the Vita Seafood segment.

13. Selected Quarterly Financial Data (unaudited)

For The Three Month Period Ended

(in thousands, except share and per share data)

	March 31, 2004	June 30, 2004	September 30, 2004	December 31, 2004

Revenues	$12,612	$10,658	$11,575	$13,911
Gross Profit	3,835	3,109	3,060	4,343
Net Loss	(38)	(340)	(276)	(2,062	)(a)
Basic Loss per Share	$(0.01)	$(0.09)	$(0.07)	$(0.54)
Weighted Average Common Shares Outstanding	3,833,319	3,836,100	3,847,214	3,847,214

Diluted Loss per Share	$(0.01)	$(0.09)	$(0.07)	$(0.54)
Weighted Average Common Shares Outstanding	3,833,319	3,836,100	3,847,214	3,847,214

(a) Includes goodwill impairment charge of $2,314.

For The Three Month Period Ended

(in thousands, except share and per share data)

	March 31, 2003	June 30, 2003	September 30, 2003	December 31, 2003

Revenues	$12,957	$12,855	$11,651	$13,467
Gross Profit	4,022	4,158	3,841	3,809
Net Income	307	320	145	276
Basic Earnings per Share	$0.08	$0.08	$0.04	$0.07
Weighted Average Common Shares Outstanding	3,776,562	3,777,895	3,792,993	3,809,857

Diluted Earnings per Share	$0.08	$0.08	$0.04	$0.07
Weighted Average Common Shares Outstanding	3,846,987	3,872,585	3,948,284	3,994,167

14. Subsequent Event (unaudited)

On January 7, 2005, the Company terminated the Employment Agreement (the “Budd Employment Agreement”), made as of November 1, 2002, between Halifax and Robert J. Budd (“Budd”) in connection with the Company’s acquisition of Halifax.  Pursuant to the Budd Employment Agreement, Budd served as the president of Halifax.  The Company alleged a for “cause” termination and, accordingly, filed suit against Budd which was settled in accordance with the terms and conditions of the Confidential Settlement Agreement and Mutual Release, entered into on March 28, 2005, among the Company, VSF, Virginia Honey, Halifax and Budd (the “Settlement Agreement”).

Pursuant to the Settlement Agreement, the Promissory Note, dated November 1, 2002, in the original principal amount of $345,781 issued by Halifax to Budd, payable in a lump sum on April 1, 2006, which was assumed by the Company in connection with its acquisition of Halifax, was amended to provide for payment in 78 bi-weekly installments of $4,240.78, without interest (the “Budd Note”).  In addition, the Budd Employment Agreement remained terminated but the Company agreed to reinstate Budd as an employee of the Company for three years at a reduced annual salary of $51,500 plus health insurance coverage and participation in all other Company employee benefits programs on the same terms and conditions as other employees.  Budd will perform those duties specified by Mr. Hess from time to time, but such duties will be limited so as to permit Budd to assume other responsibilities for other employers.  The Settlement Agreement also provides that if, by April 30, 2005, the lawsuit brought against Halifax prior to its acquisition by the Company and to which the Company and VSF were added as defendants in 2004 (the “Lawsuit”) is not fully settled so as to preclude the Company from having any liability or if the Company is not dismissed with prejudice from the Lawsuit as a defendant, Budd will pay the fees and costs incurred by the Company with respect to the Lawsuit as of the date hereof and provide the Company with documentation reasonably sufficient to demonstrate Budd’s ability to indemnify the Company from any further expenditures that the Company may incur in the Lawsuit.  In the event that any such amounts are not paid by Budd, the Company will be entitled to offset such amounts against any payments due to Budd under the Budd Note.  Finally, the Settlement Agreement contains a mutual release by the parties.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

No changes in accountants or disagreements with accountants on accounting and financial disclosure occurred.

Item 9A. Controls and Procedures.

Under the supervision and with the participation of the Company’s management team, the principal executive officer and principal financial officer have evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rules 13a – 15(e) and 15d – 15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2004 and, based on their evaluation, have concluded that these controls and procedures are effective.  There were no changes in the Company’s internal control over financial reporting during the fiscal quarter ended December 31, 2004 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 9B. Other Information.

All information required to be disclosed in a report on Form 8-K during the fourth quarter of 2004 has been reported.

PART III

Item 10. Directors and Executive Officers of the Registrant.

The information required by this Item 10 is incorporated herein by reference to the information set forth under the captions “Election of Directors,” “Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive Proxy Statement for the 2005 Annual Meeting of Stockholders.

Item 11. Executive Compensation.

The information required by this Item 11 is incorporated by reference to the information set forth under the caption “Compensation of Executive Officers” in the Company’s definitive Proxy Statement for the 2005 Annual Meeting of Stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item 12 is incorporated by reference to the information set forth under the caption “Security Ownership of Principal Holders and Management” in the Company’s definitive Proxy Statement for the 2005 Annual Meeting of Stockholders.

Item 13. Certain Relationships and Related Transactions.

The information required by this Item 13 is incorporated by reference to the information set forth under the caption “Certain Relationships and Related Transactions” in the Company’s definitive Proxy Statement for the 2005 Annual Meeting of Stockholders.

Item 14. Principal Accountant Fees and Services.

The information required by this Item 14 is incorporated by reference to the information set forth under the caption “Audit Committee Disclosure” in the Company’s definitive Proxy Statement for the 2005 Annual Meeting of Stockholders.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)(1), (a)(2) and (c):                                       The Company has filed its consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K.

(a)(3) and (b):                        Listed below are the exhibits filed as part of this Annual Report on Form 10-K:

Number		Exhibit Title

(1)	2.1	Stock Purchase Agreement, dated as of June 29, 2001, between Vita Food Products, Inc., Virginia Honey Company, Inc. and Terry W. Hess (Ex. 2.1)

(2)	2.2	Merger Agreement, dated as of October 17, 2002, between the Company, Vita Holdings, Inc., Vita/Halifax Acquisition Company, Halifax, Robert J. Budd, Oak Hill Family LLC and Terry W. Hess (Ex 2.2)

(3)	3.1	Articles of Incorporation of the Company (Ex. 3.1)

(3)	3.2	By-laws of the Company (Ex. 3.2)

(3)	4.1	Form of Common Stock Certificate (Ex. 4.1)

(4)	10.1	Loan and Security Agreement dated as of September 5, 2003 by and between the Company and LaSalle National Bank, N.A. (Ex. 10.1)

	10.1.1	First Amendment to Loan and Security Agreement dated November 5, 2004 *

(5)	10.1.2	Second Amendment to Loan and Security Agreement dated December 21, 2004 (Ex. 10.1)

(3)	10.2	Form of 1996 Employee Stock Option Plan (Ex. 10.4) (x)

(3)	10.3	Form of 1996 Stock Option Plan for Non-Employee Directors (Ex. 10.5) (x)

(3)	10.4	Form of Employment Agreement between the Company and Stephen D. Rubin (Ex. 10.7) (x)

(6)	10.4.1	Amendment One to Employment Agreement between the Company and Stephen D. Rubin (Ex. 10.4.1) (x)

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

(5) Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on January 6, 2005.  Form 8-K Exhibit Number is included in parenthesis following the title of the exhibit.

(6) Incorporated by reference to Form 10-QSB for the fiscal quarter ended June 30, 1999, filed with the Securities and Exchange Commission on August 9, 1999.  Form 10-QSB Exhibit Number is included in parenthesis following the title of the exhibit.

(x) Indicates an employee benefit plan, management contract or compensatory plan or arrangement.

Number		Exhibit Title
10.4.2		Amendment Two to Employment Agreement between the Company and Stephen D. Rubin * (x)

(7)	10.5	Employment Agreement dated as of January 1, 2004 between the Company and Clark L. Feldman (Ex. 10.6) (x)

(3)	10.6	Long Term Supply/Purchase Agreement dated as of September 1, 1992 by and between the Company and Barry’s Limited (Ex. 10.9)

(3)	10.7	Gorenstein Agreement dated September 20, 1996 by and among the Company, Stephen D. Rubin, Clark L. Feldman, Sam Gorenstein, David Gorenstein and J.B.F. Enterprises (Ex. 10.26)

(1)	10.8	Form of Employment Agreement, dated as of July 1, 2001, between Virginia Honey Company, Inc. and Terry W. Hess (First Exhibit to Ex. 2.1) (x)

	10.8.1	Amendment One to Employment Agreement between Virginia Honey Company, Inc. and Terry W. Hess * (x)

(8)	10.9	Employment Agreement, made as of November 1, 2002 between The Halifax Group, Inc. and Robert J. Budd (Ex. 10.1)

(8)	10.10	Amendment to Employment Agreement, made as of March, 2003 between The Halifax Group, Inc. and Robert J. Budd (Ex. 10.2)

(8)	10.11	Non-Competition and Non-Solicitation Agreement, made as of November 1, 2002 among Vita Food Products, Inc., Vita Holdings, Inc., The Halifax Group, Inc. and Robert J. Budd (Ex. 10.3)

	10.12

Confidential Settlement Agreement and Mutual Release, entered into on March 28, 2005, among the Vita Food Products, Inc., Vita Specialty Foods, Inc., Virginia Honey Company, Inc., The Halifax Group, Inc. and Robert J. Budd * (x)

(7)	14.1	Code of Ethics (Ex. 14.1)

(7)	21.1	Subsidiary of the Company (Ex. 21.1)

	23.1	Consent of Independent Registered Public Accounting Firm *

	31.1	Principal Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

(7) Incorporated by reference to Form 10-K for the fiscal year ended December 31, 2003, filed with the Securities and Exchange Commission on March 30, 2004.  Form 10-K Exhibit Number is included in parenthesis following the title of the exhibit.

(8) Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on January 13, 2005.  Form 8-K Exhibit Number is included in parenthesis following the title of the exhibit.

* Filed herewith.

Number	Exhibit Title

31.2	Principal Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

32.1	Principal Executive Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

32.2	Principal Executive Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VITA FOOD PRODUCTS, INC.

By:	/s/ Stephen D. Rubin

Stephen D. Rubin
President

Date:	March 28, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the following capacities on March 28, 2005.

Signatures	Title

/s/ Stephen D. Rubin	Director and President
Stephen D. Rubin	(Principal Executive Officer)

/s/ Clark L. Feldman	Director, Executive Vice President and Secretary
Clark L. Feldman

/s/ Clifford K. Bolen	Senior Vice President, Chief Financial Officer
Clifford K. Bolen	and Treasurer
(Principal Financial and Accounting Officer)

/s/ Terry W. Hess	Director, Chief Executive Officer of Vita Specialty
Terry W. Hess	Foods, Inc.

/s/ Michael Horn	Director
Michael Horn

/s/ Neal Jansen	Director
Neal Jansen

/s/ Steven A. Rothstein	Director
Steven A. Rothstein

/s/ John C. Seramur	Director
John C. Seramur

/s/ Joel D. Spungin	Director
Joel D. Spungin

Exhibit Index

Number		Exhibit Title

(1)	2.1	Stock Purchase Agreement, dated as of June 29, 2001, between Vita Food Products, Inc., Virginia Honey Company, Inc. and Terry W. Hess (Ex. 2.1)

(2)	2.2	Merger Agreement, dated as of October 17, 2002, between the Company, Vita Holdings, Inc., Vita/Halifax Acquisition Company, Halifax, Robert J. Budd, Oak Hill Family LLC and Terry W. Hess (Ex 2.2)

(3)	3.1	Articles of Incorporation of the Company (Ex. 3.1)

(3)	3.2	By-laws of the Company (Ex. 3.2)

(3)	4.1	Form of Common Stock Certificate (Ex. 4.1)

(4)	10.1	Loan and Security Agreement dated as of September 5, 2003 by and between the Company and LaSalle National Bank, N.A. (Ex. 10.1)

	10.1.1	First Amendment to Loan and Security Agreement dated November 5, 2004*

(5)	10.1.2	Second Amendment to Loan and Security Agreement dated December 21, 2004 (Ex. 10.1)

(3)	10.2	Form of 1996 Employee Stock Option Plan (Ex. 10.4) (x)

(3)	10.3	Form of 1996 Stock Option Plan for Non-Employee Directors (Ex. 10.5) (x)

(3)	10.4	Form of Employment Agreement between the Company and Stephen D. Rubin (Ex. 10.7) (x)

(6)	10.4.1	Amendment One to Employment Agreement between the Company and Stephen D. Rubin (Ex. 10.4.1) (x)

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

 (5) Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on January 6, 2005.  Form 8-K Exhibit Number is included in parenthesis following the title of the exhibit.

(6) Incorporated by reference to Form 10-QSB for the fiscal quarter ended June 30, 1999, filed with the Securities and Exchange Commission on August 9, 1999.  Form 10-QSB Exhibit Number is included in parenthesis following the title of the exhibit.

(x) Indicates an employee benefit plan, management contract or compensatory plan or arrangement.

Number		Exhibit Title

	10.4.2	Amendment Two to Employment Agreement between the Company and Stephen D. Rubin * (x)

(7)	10.5	Employment Agreement dated January 1, 2004 between the Company and Clark L. Feldman (Ex. 10.6) (x)

(3)	10.6	Long Term Supply/Purchase Agreement dated as of September 1, 1992 by and between the Company and Barry’s Limited (Ex. 10.9)

(3)	10.7	Gorenstein Agreement dated September 20, 1996 by and among the Company, Stephen D. Rubin, Clark L. Feldman, Sam Gorenstein, David Gorenstein and J.B.F. Enterprises (Ex. 10.26)

(1)	10.8	Form of Employment Agreement, dated as of July 1, 2001, between Virginia Honey Company, Inc. and Terry W. Hess (First Exhibit to Ex. 2.1) (x)

	10.8.1	Amendment One to Employment Agreement between Virginia Honey Company, Inc. and Terry W. Hess * (x)

(8)	10.9	Employment Agreement, made as of November 1, 2002, between The Halifax Group, Inc. and Robert J. Budd (Ex. 10.1)

(8)	10.10	Amendment to Employment Agreement, made as of March, 2003 between The Halifax Group, Inc. and Robert J. Budd (Ex. 10.2)

(8)	10.11	Non-Competition and Non-Solicitation Agreement, made as of November 1, 2002 among Vita Food Products, Inc., Vita Holdings, Inc., The Halifax Group, Inc. and Robert J. Budd (Ex. 10.3)

	10.12

Confidential Settlement Agreement and Mutual Release, entered into on March 28, 2005, among the Vita Food Products, Inc., Vita Specialty Foods, Inc., Virginia Honey Company, Inc., The Halifax Group, Inc. and Robert J. Budd.* (x)

(7)	14.1	Code of Ethics (Ex. 14.1)

(7)	21.1	Subsidiary of the Company (Ex. 21.1)

	23.1	Consent of Independent Registered Public Accounting Firm *

	31.1	Principal Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

(7) Incorporated by reference to Form 10-K for the fiscal year ended December 31, 2003, filed with the Securities and Exchange Commission on March 30, 2004.  Form 10-K Exhibit Number is included in parenthesis following the title of the exhibit.

(8) Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on January 13, 2005.  Form 8-K Exhibit Number is included in parenthesis following the title of the exhibit.

* Filed herewith.

Number	Exhibit Title

31.2	Principal Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Principal Executive Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Principal Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

* Filed herewith.