Form 10-Q
period 2005-03-31
VITA FOOD PRODUCTS INC
filed 2005-05-16
CIK 1024342

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2005

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐  No ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Yes ☐  No ☒

The number of shares outstanding of registrant’s common stock as of April 29, 2005 was 3,858,738.

VITA FOOD PRODUCTS, INC.

FORM 10-Q

For the Quarter Ended March 31, 2005

PART 1. FINANCIAL STATEMENTS

Item 1. Financial Statements

Consolidated Balance Sheets	Vita Food Products, Inc.
And Subsidiary

	March 31,	December 31,
	2005	2004

ASSETS
Current Assets
Cash	$47,648	$55,968
Accounts receivable-trade, net of allowance for discounts, returns, and doubtful accounts of $431,000 in 2005 and $569,000 in 2004	3,985,621	5,118,517
Inventories
Raw material and supplies	4,525,565	4,342,754
Work in process	186,237	235,504
Finished goods	2,447,174	2,390,924
Prepaid expenses and other current assets	312,930	447,602
Income taxes receivable	38,733	35,441

Total Current Assets	11,543,908	12,626,710

Property, Plant and Equipment
Land	35,000	35,000
Building and improvements	2,626,097	2,626,097
Leasehold improvements	454,529	425,336
Machinery and office equipment	10,718,083	10,636,716

	13,833,709	13,723,149
Less accumulated depreciation and amortization	(8,022,329)	(7,797,581)

Net Property, Plant and Equipment	5,811,380	5,925,568

Goodwill	5,996,705	5,996,705
Other assets	376,300	373,695
Deferred income taxes	27,076	—

Total Assets	$23,755,369	$24,922,678

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Current maturities of long-term obligations	$1,726,763	$1,619,430
Accounts payable	2,150,433	2,278,696
Accrued expenses	901,143	817,919
Deferred income taxes	—	144,924

Total Current Liabilities	4,778,339	4,860,969

Long-term Obligations, Less Current Maturities	14,670,277	15,497,900

Shareholders’ Equity
Preferred stock, $.01 par value, authorized 1,000,000 shares; none issued	—	—
Common stock, $.01 par value; authorized 10,000,000 shares; issued and outstanding 3,865,254 shares in 2005 and 2004	38,652	38,652
Treasury stock, at cost 6,516 shares	(50,043)	(50,043)
Additional paid-in capital	3,785,596	3,785,596
Retained earnings	532,548	789,604

Total Shareholders’ Equity	4,306,753	4,563,809

Total Liabilities and Shareholders’ Equity	$23,755,369	$24,922,678

See accompanying notes to consolidated financial statements.

Consolidated Statements of Operations	Vita Food Products, Inc.
And Subsidiary

	For the three months ended
	March 31,
	2005	2004

Net Sales	$11,019,915	$12,611,925
Cost of Goods Sold	7,695,936	8,776,610

Gross Margin	3,323,979	3,835,315

Selling and Administrative Expenses
Selling, Marketing and Distribution	2,307,414	2,528,556
Administrative	1,234,671	1,190,551

Total Selling and Administrative Expenses	3,542,085	3,719,107

Operating (Loss) Profit	(218,106)	116,208

Interest Expense	210,950	179,612

Loss Before Income Tax Benefit	(429,056)	(63,404)
Income Tax Benefit	(172,000)	(25,000)

Net Loss	$(257,056)	$(38,404)

Basic Loss Per Share	$(0.07)	$(0.01)
Weighted Average Common Shares Outstanding	3,858,738	3,833,319

Diluted Loss Per Share	$(0.07)	$(0.01)
Weighted Average Common Shares Outstanding	3,858,738	3,833,319

Consolidated Statement of Shareholders’ Equity	Vita Food Products, Inc.
And Subsidiary

				Additional
	Common Stock		Treasury	Paid-in	Retained
	Shares	Amount	Stock	Capital	Earnings	Total

Balance, at January 1, 2005	3,865,254	$38,652	$(50,043)	$3,785,596	$789,604	$4,563,809

Net loss	—	—	—	—	(257,056)	(257,056)

Balance, at March 31, 2005	3,865,254	$38,652	$(50,043)	$3,785,596	$532,548	$4,306,753

See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows	Vita Food Products, Inc.
And Subsidiary

	For the three months ended
	March 31,
	2005	2004

Cash Flows From Operating Activities
Net loss	$(257,056)	$(38,404)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	234,425	229,990
Deferred income tax provision (benefit)	(172,000)	150,000
Changes in assets and liabilities:
Accounts receivable	1,132,896	2,179,204
Inventories	(189,794)	(156,162)
Prepaid expenses and other current assets	134,672	5,699
Accounts payable	(128,264)	(149,585)
Income taxes receivable	(3,292)	(203,561)
Accrued expenses	83,223	1,626

Net cash provided by operating activities	834,810	2,018,807

Cash Flows From Investing Activities
Capital expenditures	(110,557)	(361,305)
Other assets	(3,520)	(16,977)

Net cash used in investing activities	(114,077)	(378,282)

Cash Flows From Financing Activities
Proceeds from issuance of stock and exercise of stock options	—	57,062
Purchase of treasury stock	—	(50,043)
Net payments under revolving loan facility	(535,550)	(1,525,670)
Payments on term loan facility	(193,503)	(194,248)

Net cash used in financing activities	(729,053)	(1,712,899)

Net decrease in cash	(8,320)	(72,374)

Cash, at beginning of period	55,968	125,457

Cash, at end of period	$47,648	$53,083

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$202,000	$141,000
Income taxes paid	$3,000	$28,000

See accompanying notes to consolidated financial statements.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Basis of Presentation

In the opinion of management, the accompanying balance sheets and related interim statements of operations, cash flows, and shareholders’ equity include all adjustments, consisting only of normal recurring items, necessary for their fair presentation in conformity with U.S. generally accepted accounting principles.  Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses.  Examples include provisions for returns, deductions, bad debts, and length of building and equipment lives.  Actual results may differ from these estimates.  Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and financial statements and notes thereto included in the 2004 Form 10-K of Vita Food Products, Inc.  (Vita Food Products, Inc. (“Vita Seafood”), together with its wholly owned subsidiary, Vita Specialty Foods, Inc. (“VSF”), hereinafter referred to as the “Company”).

The first quarter ended March 31, 2005 and 2004 diluted loss per share computations exclude 260,100 and 144,434 shares, respectively, issuable upon exercise of stock options because the assumed exercise of these options would be anti-dilutive.

Principles of Consolidation

The consolidated financial statements include the accounts of Vita Seafood and VSF.  VSF includes Virginia Honey Company, Inc. (“Virginia Honey”) and The Halifax Group, Inc. (“Halifax”).  All significant intercompany transactions and balances have been eliminated.

Revenue Recognition

Revenue is recognized upon the passing of title to the customers, which occurs upon shipment of product to customers in fulfillment of customer orders.

Earn Out Provisions Under Acquisition Agreements

Pursuant to the Company’s acquisitions of Virginia Honey and Halifax in 2001 and 2002, respectively, the previous owners of those businesses, both of whom are now employees and one of whom is a director of the Company, were subject to earn out provisions that may result in additional proceeds paid by the Company for the acquired businesses.  As amended, the earn out provisions for Terry Hess, the previous owner of Virginia Honey, have resulted in an additional amount due to Mr. Hess of $840,000 as of March 31, 2005 with an interest rate of 4.2%, which was paid in April 2005.  This additional payment is based on the operating results of Virginia Honey for the period from January 1, 2001 to December 31, 2002.  Potential remaining earn out payments to Mr. Hess will be based on the earnings of VSF, as computed by a pre-defined allocation formula, for two separate periods – January 1, 2003 to December 31, 2005 and January 1, 2006 to December 31, 2007.  Should VSF maintain its current profitability levels throughout these periods, management estimates that additional payments with a net present value as of March 31, 2005 of approximately $883,000 would be due to Mr. Hess.  Any future payments will be recorded as additional goodwill when and if such payments are finally determined at the end of each of the periods described above.

Mr. Budd, the previous owner of Halifax, had two separate earn out periods – January 1, 2003 to December 31, 2005 and January 1, 2006 to December 31, 2007.  Potential earn out payments to Mr. Budd were to be based on the earnings of VSF, as computed by a pre-defined allocation formula.  On January 7, 2005, the Company terminated the Employment Agreement, made as of November 1, 2002 between Halifax and Mr. Budd in connection with the Company’s acquisition of Halifax.   The Company alleged a for “cause” termination as defined in the Employment Agreement, and, in connection therewith, filed suit against Mr. Budd which was settled in accordance with the terms and conditions of the Settlement Agreement entered into on March 28, 2005.  Pursuant to the Settlement Agreement, the remaining potential earn out payments to Mr. Budd have been eliminated entirely.

Bank Loan Agreement

On September 9, 2003, the Company entered into a loan agreement (the “Loan Agreement”) with a bank and paid off its existing credit facility.  The Loan Agreement provides for a two year $8,500,000 revolving line of credit for working capital needs; a five year $6,500,000 term loan that represents the Company’s long term financing and a six-year $3,000,000 term loan that is currently not being utilized.  The revolving loan facility matures April 1, 2006 (as amended in January 2005); the term loan is payable in monthly installments of $54,000 through July 31, 2008, with a balloon payment of $3,368,000 due on August 30, 2008.  Amounts outstanding under the revolving facility and the term facilities at March 31, 2005 were $7,142,000 and $5,474,000, respectively.  The interest rates on these facilities have been determined, subject to adjustment at certain predetermined dates, based upon the Funded Debt to EBITDA ratio as each such term is defined in the Loan Agreement.  The Loan Agreement contains customary representations, warranties and covenants (as amended in January 2005).  At March 31, 2005, the Company was in compliance with these covenants.  In April 2005, the bank provided the Company with a temporary overdraft of $800,000 due June 2005.  At that time, the interest rates on the revolving line of credit and the term loan were changed to prime and prime plus 0.25% respectively.

Business Segments

The Company reports two operating business segments in the same format as reviewed by the Company’s senior management. Segment one, Vita Seafood, processes and sells various herring and cured and smoked salmon products throughout the United States and Mexico.  Segment two, VSF, combines the products of Virginia Honey and Halifax and manufactures and distributes honey, salad dressings, sauces, marinades, jams and jellies and gift baskets throughout North America.  Management predominately uses operating profit or loss as the measure of profit or loss by business segment.

Business segment information is as follows ($000’s):

Three months ended March 31,	2005	2004

Net Sales
Vita Seafood	$5,997	$6,623
VSF	5,023	5,989

Total Net Sales	$11,020	$12,612

Operating (Loss) Profit
Vita Seafood	$(371)	$(100)
VSF	153	216

Total Operating (Loss) Profit	$(218)	$116

Net (Loss) Income
Vita Seafood	$(295)	$(107)
VSF	38	69

Total Net (Loss)	$(257)	$(38)

Depreciation and Amortization
Vita Seafood	$123	$119
VSF	111	111

Total Depreciation and Amortization	$234	$230

Capital Expenditures
Vita Seafood	$5	$221
VSF	106	140

Total Capital Expenditures	$111	$361

Goodwill
Vita Seafood	$—	$—
VSF	5,997	8,311 (a)

Total Goodwill	$5,997	$8,311

Total Assets
Vita Seafood	$15,867	$18,307
VSF	7,888	9,036

Total Assets	$23,755	$27,343

(a) Prior to a fourth quarter 2004 impairment charge.

Accounting for Stock Based Compensation

The Company applies the intrinsic value method in accounting for its stock based compensation plans.  Accordingly, no compensation cost has been recognized for the Company’s stock compensation plans, as the market price of the stock did not exceed the exercise price of the options on the measurement date.

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

For the Three Months Ending March 31,	2005	2004
Weighted average fair value per options granted	$2.03	$4.61

Significant assumptions (weighted average)
Risk-free interest rate at grant date	4.2%	4.1%
Expected stock price volatility	0.67	0.71
Expected dividend payout	—	—
Expected option life (years)	5	5

Net loss
As reported	$(257,056)	$(38,404)
Deduct total stock based compensation expense determined under the fair value method	(27,405)	(124,470)
Pro forma	$(284,461)	$(162,874)

Basic loss per share
As reported	$(0.07)	$(0.01)
Pro forma	$(0.07)	$(0.04)

Diluted loss per share
As reported	$(0.07)	$(0.01)
Pro forma	$(0.07)	$(0.04)

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Comparison of the Three Months Ended March 31, 2005 and March 31, 2004

Revenues.  Net sales for the three months ended March 31, 2005 were $11,020,000, compared to $12,612,000 for the same period in 2004, a decrease of $1,592,000 or 13%.  Of this decrease, $967,000 is attributable to VSF representing a 16% reduction and $625,000 is attributable to Vita Seafood, representing a 9% reduction.  The decrease in the VSF business is a reflection in part, of gross sales of honey products which decreased $665,000 as a result of both a market driven price reduction and certain 2004 sales of bulk material that were not repeated in 2005.  Furthermore, gross sales of salad dressings decreased by $200,000 partially as a result of issues arising from a major customer’s transition to a new package size.  Additionally, resale and other products decreased by $149,000, largely as a result of a decision to phase out the resale packaging business.  Further contributing to the decrease in net sales was the reduction of $625,000, or 9%, for the Vita Seafood business, which was primarily the result of $413,000 and $311,000 decreases in gross sales of herring and salmon products respectively, both a result of lower demand.  Partially offsetting the lower sales results of the seafood business were reduced customer deductions of $94,000 reflecting lower promotion costs.  Herring, salmon, and specialty product sales represented 53%, 43%, and 4%, respectively, of the Vita Seafood business unit’s total gross sales during the current period compared to 54%, 43% and 3% during the prior year quarter.  VSF’s salad dressings/sauces, honey products and specialty items, represented 70%, 29% and 1%, respectively, of this business unit’s total gross sales during the current quarter compared to 62%, 35% and 3% during the prior year quarter.

Gross Margin.  Gross margin for the three months ended March 31, 2005 was $3,324,000, compared to $3,835,000 for the same period in 2004, a decrease of $511,000 or 13.3%.  The Vita Seafood business accounted for $302,000 of this decrease and $209,000 of the decline was attributable to the VSF business.  As a percent of net sales, gross margin totaled 30.2% in 2005, down slightly from 30.4% for the same period in 2004.  Gross margin for the Vita Seafood business, as a percentage of net sales, decreased to 25.1% from 27.3% for the same period in 2004, reflecting the effect of the lower sales volume described above.  For VSF, despite lower sales, gross margin increased to 36.2% as a percent of net sales for the current quarter versus 33.8% for the same period in 2004.  This improvement was attributable to both a reduction in the purchase cost of raw honey and a shift in sales mix in favor of the higher margin salad dressing/sauce products and away from the lower margin honey products.

Operating Expenses.  Selling, marketing, distribution and administrative expenses for the three months ended March 31, 2005 were $3,542,000, compared to $3,719,000 for the same period in 2004, a decrease of $177,000 or 4.8%.  As a percentage of sales, these expenses increased to 32.1% for the quarter ending March 31, 2005 compared to 29.5% for the same period in 2004.  VSF accounted for $145,000 of the expense decrease and the remaining $32,000 was attributable to Vita Seafood.  Of this decrease, $221,000 resulted from reduced selling, marketing and distribution expenses of which $124,000 was attributable to distribution expenses, primarily freight-out costs resulting mostly from lower sales volume; another $71,000 was due to decreased salaries and $25,000 due to lower travel and tradeshow expense.  This decrease in selling, marketing and distribution expense was partially offset by a $44,000 increase in administrative expense.  Primarily, this increase is a result of $93,000 of higher legal and professional expenses partially relating to the litigation with Robert Budd (see “Notes to Financial Statements, Earn Out Provisions Under Acquisition Agreements” for a further description of the Budd litigation) largely offset by $36,000 of lower employment related expenses.

Interest Expense.  Interest expense for the three months ended March 31, 2005 was $211,000, compared to $180,000 for the same period in 2004, an increase of $31,000 or 17.2%.  During this period, the average interest bearing debt balance decreased to $15,488,000 from $16,253,000 or 4.7% compared to the first quarter of the prior year, and thus the increase in interest expense is attributable to higher effective interest rates under the Company’s Loan Agreement.

Income Taxes.  The Company recognized income tax benefits of $172,000 and $25,000 for the quarters ended March 31, 2005 and 2004, respectively.  The benefits represent approximately 40% of pre-tax loss for both periods.

Net Loss.  Reflecting the operating results described above, the net loss for the three months ended March 31, 2005 totaled $(257,000) or $(0.07) per share on both a basic and fully diluted basis.  This compares to the net loss of $(38,000) for the same period in 2004 or $(0.01) per share on both bases, thus representing a reduction of $0.06 per share on both a basic and a fully diluted basis.

Financial Condition

At March 31, 2005 the Company had $6,765,000 in net working capital compared to $8,608,000 and $7,766,000 at March 31 and December 31, 2004, respectively.  The current ratio went to 2.4 to 1.0 from 3.0 to 1.0 at March 31, 2004 and 2.6 to 1.0 at December 31, 2004.  Due to the seasonality of the business, it is typical for a reduction in the Company’s current assets to occur during the first three months of each year since this period immediately follows the fourth quarter peak of the annual business cycle.  This year, the reduction in current assets totaled $1,083,000 led by a $1,133,000 net reduction of accounts receivable.

At March 31, 2005, the Company had $48,000 in cash, a revolving credit facility of $8,500,000 and term facilities totaling $9,500,000, consisting of a $6,500,000 facility that represents the Company’s long term borrowing and a six year $3,000,000 facility that is not currently being utilized.  The revolving loan facility matures April 1, 2006 (as amended in January 2005) and the term loan is payable in monthly installments of $54,000 through July 31, 2008, with a balloon payment of $3,368,000 due on August 31, 2008.  Amounts outstanding under the revolving facility and the term facilities at March 31, 2005 were $7,142,000 and $5,474,000, respectively.  The interest rates on these facilities have been determined, subject to adjustment at certain predetermined dates, based upon the Funded Debt to EBITDA ratio as each such term is defined in the Loan Agreement.  The Loan Agreement contains customary representations, warranties and covenants (as amended in January 2005).  At March 31, 2005 and December 31, 2004, the Company was in compliance with these covenants.  In April 2005, the bank provided the Company with a temporary overdraft of $800,000 due June 2005.  At that time, the interest rates on the revolving line of credit and the term loan were changed to prime and prime plus 0.25% respectively.

The ratio of long-term debt to total capitalization of 71% at March 31, 2005 is comparable to 71% at December 31, 2004.  The Company believes its financial resources are adequate to fund its needs for the next twelve months.

Cash flows from operating activities. Net cash provided by operating activities was $835,000 for the three months ended March 31, 2005, primarily reflecting $1,133,000 contributed from net collections of accounts receivable, but partially offset by a $190,000 increase in inventory.  These cash flows from operating activities for the current period compare to $2,019,000 for the same period in 2004, a decrease of $1,184,000 or 59%.  This decrease was primarily attributable to the proceeds from net collections of receivables, which although significant in the current year, fell short of the $2,179,000 prior year result by $1,046,000.  This decrease in receivable collections is a result of the lower amount available for collection since the current year opening balance, on January 1, 2005, of $5,119,000 was $1,426,000 below the January 1, 2004 opening balance of $6,545,000.

Cash flows from investing activities. Net cash used in investing activities was $114,000 for the three months ended March 31, 2005 and was thus $264,000 less than the $378,000 used during the same period of the prior year.  For both periods these funds were used primarily to purchase machinery and equipment for the Company’s manufacturing operations.

Cash flows from financing activities. Net cash used in financing activities was $729,000 for the three months ended March 31, 2005 and was thus $984,000 less than the $1,713,000 used during the same period of the prior year.  The majority of the cash flow from financing activities represents the net repayment of debt.  The amount of cash available for debt repayment is primarily a reflection of the amount by which cash provided from operating activities exceeds the cash used in investing activities.  Thus, during the current period, the lower debt repayment is primarily a result of the reduced amount of cash provided from operating activities net of the lower amount used for investing activities, as described above.

Seasonality

The Vita Seafood segment of the Company’s business is seasonal in nature, primarily resulting from the effect of the timing of certain holidays on the demand for certain products. Historically, the Company’s sales and profits have been substantially higher in the fourth quarter of each year.

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

Revenue is recognized upon the passing of title to customers, which occurs upon shipment of product to customers in fulfillment of customer orders.  In accordance with industry practices, inventory is sold to customers often with the right to return or dispose if the merchandise is not sold prior to the expiration of its shelf life.  In order to support the Company’s products, various marketing programs are offered to customers, which reimburse them for a portion, or all of their promotional activities related to the Company’s products.  The Company regularly reviews and revises, when it deems necessary, estimates of costs to the Company for these marketing and merchandising programs based on estimates of what has been incurred by customers.  Actual costs incurred by the Company may differ significantly if factors such as the level and success of the customers’ programs or other conditions differ from expectations.  Sales are reduced by a provision for estimated future returns, disposals and promotional expenses.

The Company recognizes deferred income tax assets and liabilities for the expected future tax consequences of temporary differences between the tax basis and financial reporting basis of certain assets and liabilities and certain income tax credit carryforwards.  In estimating future tax consequences, the Company considers expected future events other than enactments of changes in tax laws or rates.  A valuation reserve is recognized based on the evidence available; if it is more likely than not that some portion or the entire deferred income tax asset will not be realized.

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

During the fourth quarters of 2003 and 2002, the Company completed its annual assessment of impairment regarding the goodwill recorded as a result of the Virginia Honey acquisition ($6,004,000) and the Halifax acquisition ($2,307,000).  Those assessments, supported by independent appraisals of the fair value of VSF, did not identify any impairment.  However, the 2004 independent appraisal – made using customary valuation methodologies including discounted cash flows and fundamental analysis, did reveal impairment issues.  The revised appraisal reflected a decreased fair value of VSF, principally caused by the decline in operating income during 2004.  That decline was primarily a result of a substantial reduction in the sales of Halifax products – which were down $1,600,000 or 21% in 2004.  Based on the appraised value of VSF, the resulting impairment charge of approximately $2,314,000 was recorded in the fourth quarter of 2004.

Forward-Looking Statements

Certain statements in this report, including statements in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” are “forward-looking statements” as defined by the Federal securities laws. Such statements are based on management’s current expectations and involve known and unknown risks and uncertainties which may cause the Company’s actual results, performance or achievements to differ materially from any results, performance or achievements expressed or implied in this report. By way of example and not limitation and in no particular order, known risks and uncertainties include the Company’s future growth and profitability, changes in raw material costs, the potential loss of large customers or accounts, the Company’s ability to maintain its relationships with key vendors and retailers, the introduction and success of new products, changes in economic and market conditions, integration and management of acquired businesses, the seasonality of Vita Seafood’s business, the Company’s ability to attract and retain key personnel, consolidation of the Company’s supplier base, the potential impact of claims and litigation, downward product price movements, and the effects of competition in the Company’s markets.  In light of these and other risks and uncertainties, the Company makes no representation that any future results, performance or achievements expressed or implied in this report will be attained. The Company’s actual results may differ materially from any results expressed or implied by the forward-looking statements, especially when measured on a quarterly basis.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to interest rate fluctuations, primarily as a result of its $18 million Loan Agreement with interest rates subject to market fluctuations.  The Company does not currently use derivative instruments to alter the interest rate characteristics of any of its debt.  The Loan Agreement includes a revolving line of credit with a bank, which at March 31, 2005 bore interest at the prime rate minus 0.50% resulting in a 5.25% rate.  In addition, the Loan Agreement includes two term loan facilities, one of which is active, and which at March 31, 2005 also bore interest at the prime rate minus 0.50% resulting in a 5.25% rate.  Effective April 4, 2005, the Loan Agreement has been amended to, among other things, set the interest rates as a factor of prime.  As of April 4, 2005 and continuing until maturity, the revolving line of credit will bear interest at prime rate and the term loan facilities will bear interest at prime rate plus 0.25%.  A 10% fluctuation in interest rates would not have a material impact on the Company’s financial statements.

Item 4.  Controls and Procedures

Under the supervision and with the participation of the Company’s management team, the principal executive officer and principal financial officer have evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rules 13a – 15(e) and 15d – 15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March 31, 2005 and, based on their evaluation, have concluded that these controls and procedures are effective.  There were no changes in the Company’s internal control over financial reporting during the fiscal quarter ended March 31, 2005 that has materially affected, or is reasonable likely to materially affect, the Company’s internal control over financial reporting.

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

VITA FOOD PRODUCTS, INC.

Date: May 15, 2005	By:	/s/ Stephen D. Rubin
Stephen D. Rubin
President
(Principal Executive Officer)

Date: May 15, 2005	By:	/s/ Clifford K. Bolen
Clifford K. Bolen
Senior Vice President; Chief Financial Officer
(Principal Financial and Accounting Officer)