Form 10-Q
period 2005-06-30
VITA FOOD PRODUCTS INC
filed 2005-08-15
CIK 1024342

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2005

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

The number of shares outstanding of registrant’s common stock as of July 29, 2005 was 3,866,062.

VITA FOOD PRODUCTS, INC.

FORM 10-Q

For the Quarter Ended June 30, 2005

PART 1. FINANCIAL STATEMENTS

Item 1. Financial Statements

Consolidated Balance Sheets	Vita Food Products, Inc.
And Subsidiary

	June 30,	December 31,
	2005	2004

ASSETS
Current Assets
Cash	$43,379	$55,968
Accounts receivable-trade, net of allowance for discounts, returns, and doubtful accounts of $445,000 in 2005 and $569,000 in 2004	3,255,057	5,118,517
Inventories
Raw material and supplies	5,541,893	4,342,754
Work in process	178,581	235,504
Finished goods	3,137,450	2,390,924
Prepaid expenses and other current assets	403,152	447,602
Income taxes receivable	39,796	35,441
Total Current Assets	12,599,308	12,626,710

Property, Plant and Equipment
Land	35,000	35,000
Building and improvements	2,627,172	2,626,097
Leasehold improvements	578,839	425,336
Machinery and office equipment	10,817,797	10,636,716
	14,058,808	13,723,149
Less accumulated depreciation and amortization	(8,232,777)	(7,797,581)
Net Property, Plant and Equipment	5,826,031	5,925,568

Goodwill	5,996,705	5,996,705
Other assets	429,341	373,695
Total Assets	$24,851,385	$24,922,678
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Current maturities of long-term obligations	$889,976	$1,619,430
Accounts payable	2,963,838	2,278,696
Accrued expenses	920,586	817,919
Deferred income taxes	7,924	144,924
Total Current Liabilities	4,782,324	4,860,969

Long-term Obligations, Less Current Maturities	15,694,296	15,497,900

Shareholders’ Equity
Preferred stock, $.01 par value, authorized 1,000,000 shares; none issued	—	—
Common stock, $.01 par value; authorized 10,000,000 shares; issued 3,872,578 shares in 2005 and 3,865,254 in 2004	38,726	38,652
Treasury stock, at cost 6,516 shares	(50,043)	(50,043)
Additional paid-in capital	3,802,580	3,785,596
Retained earnings	583,502	789,604
Total Shareholders’ Equity	4,374,765	4,563,809
Total Liabilities and Shareholders’ Equity	$24,851,385	$24,922,678

See accompanying notes to consolidated financial statements.

Consolidated Statements of Operations	Vita Food Products, Inc.
And Subsidiary

	For the three months ended		For the six months ended
	June 30,		June 30,
	2005	2004	2005	2004

Net Sales	$10,232,330	$10,657,974	$21,252,245	$23,269,901
Cost of Goods Sold	6,679,457	7,548,873	14,375,393	16,325,484
Gross Margin	3,552,873	3,109,101	6,876,852	6,944,417

Selling and Administrative Expenses
Selling, Marketing and Distribution	2,156,116	2,383,677	4,463,529	4,912,234
Administrative	1,072,652	1,115,837	2,307,323	2,306,388
Total Selling and Administrative Expenses	3,228,768	3,499,514	6,770,852	7,218,622
Operating Profit (Loss)	324,105	(390,413)	106,000	(274,205)

Interest Expense	238,150	176,471	449,102	356,081
Income (Loss) Before Income Taxes	85,955	(566,884)	(343,102)	(630,286)
Income Tax Expense (Benefit)	35,000	(227,000)	(137,000)	(252,000)
Net Income (Loss)	$50,955	$(339,884)	$(206,102)	$(378,286)

Basic Earnings (Loss) Per Share	$0.01	$(0.09)	$(0.05)	$(0.10)
Weighted Average Common Shares Outstanding	3,858,738	3,836,100	3,858,738	3,832,741

Diluted Earnings (Loss) Per Share	$0.01	$(0.09)	$(0.05)	$(0.10)
Weighted Average Common Shares Outstanding	3,884,002	3,836,100	3,858,738	3,832,741

Consolidated Statement of Shareholders’ Equity	Vita Food Products, Inc.
And Subsidiary

				Additional
	Common Stock		Treasury	Paid-in	Retzained
	Shares	Amount	Stock	Capital	Earnings	Total

Balance, at January 1, 2005	3,865,254	$38,652	($50,043)	$3,785,596	$789,604	$4,563,809
Proceeds from stock purchase and stock option plans	7,324	74	—	16,984	—	17,058

Net Loss	—	—	—	—	(206,102)	(206,102)
Balance, at June 30, 2005	3,872,578	$38,726	($50,043)	$3,802,580	$583,502	$4,374,765

See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows	Vita Food Products, Inc.
And Subsidiary

	For the six months ended
	June 30,
	2005	2004

Cash Flows From Operating Activities
Net loss	($206,102)	($378,286)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	470,691	471,742
(Gain) loss on sale of fixed assets	(14,066)	3,877
Deferred income tax benefit	(137,000)	(57,800)
Changes in assets and liabilities:
Accounts receivable	1,863,460	2,465,617
Inventories	(1,888,742)	(542,651)
Prepaid expenses and other current assets	44,450	2,077
Accounts payable	685,142	245,107
Income taxes receivable	(4,355)	(222,408)
Accrued expenses	102,665	49,461
Net cash provided by operating activities	916,143	2,036,736

Cash Flows From Investing Activities
Capital expenditures	(352,680)	(773,179)
Proceeds from sale of fixed asset	15,240	7,400
Other assets	(51,385)	(65,837)
Net cash used in investing activities	(388,825)	(831,616)

Cash Flows From Financing Activities
Proceeds from issuance of stock and exercise of stock options	17,058	101,463
Purchase of treasury stock	—	(50,043)
Net borrowing (payments) under revolving loan facility	726,653	(943,543)
Payments on term loan facility	(443,196)	(389,054)
Payments on other debt	(840,422)	—
Net cash used in financing activities	(539,907)	(1,281,177)
Net decrease in cash	(12,589)	(76,057)

Cash, at beginning of period	55,968	125,457
Cash, at end of period	$43,379	$49,400

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$455,000	$249,000
Income taxes paid	$4,000	$28,000

See accompanying notes to consolidated financial statements.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Basis of Presentation

In the opinion of management, the accompanying balance sheets and related interim statements of operations, cash flows, and shareholders’ equity include all adjustments, consisting only of normal recurring items necessary for their fair presentation in conformity with U.S. generally accepted accounting principles.  Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses.  Examples include provisions for returns, deductions, bad debts, and length of building and equipment lives.  Actual results may differ from these estimates.  Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and financial statements and notes thereto included in the Form 10-K for the fiscal year ended December 31, 2004 of Vita Food Products, Inc.  (Vita Food Products, Inc. (“Vita”) together with its wholly owned subsidiary, Vita Specialty Foods, Inc. (“Vita Specialty Foods”), hereinafter referred to as the “Company”.)

The second quarter and six month periods ended June 30, 2005 and 2004 diluted earnings (loss) per share computations exclude 269,400 and 265,100 shares for 2005 and 88,301 and 119,078 for 2004, respectively, issuable upon exercise of stock options because the assumed exercise of these options would be anti-dilutive.

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

Earn Out Provisions Under Acquisitions Agreements

Pursuant to the Company’s acquisitions of Virginia Honey and Halifax in 2001 and 2002, respectively, the previous owners of those businesses, both of whom are now employees and one of whom is a director of the Company, were subject to earn out provisions that may result in additional proceeds paid by the Company for the acquired businesses.  As amended, the earn out provisions for Terry Hess, the previous owner of Virginia Honey, have resulted in an additional amount due to Mr. Hess of $840,000, which was paid in April 2005.  This additional payment was based on the operating results of Virginia Honey for the period from January 1, 2001 to December 31, 2002.  Potential remaining earn out payments to Mr. Hess will be based on the earnings of Vita Specialty Foods, as computed by a pre-defined allocation formula, for two separate periods — January 1, 2003 to December 31, 2005 and January 1, 2006 to December 31, 2007.  Should Vita Specialty Foods maintain its current profitability levels throughout these periods, management estimates that additional payments with a net present value as of June 30, 2005 of approximately $1,103,000 would be due to Mr. Hess.  Any future payments will be recorded as additional goodwill when and if such payments are finally determined at the end of each of the periods described above.

Mr. Budd, the previous owner of Halifax, had two separate earn out periods — January 1, 2003 to December 31, 2005 and January 1, 2006 to December 31, 2007.  Potential earn out payments to Mr. Budd were to be based on the earnings of Vita Specialty Foods, as computed by a pre-defined allocation formula.  On January 7, 2005, the Company terminated the Employment Agreement, made as of November 1, 2002, between Halifax and Mr. Budd in connection with the Company’s acquisition of Halifax.   The Company alleged a for “cause” termination as defined in the Employment Agreement, and, in connection therewith, filed suit against Mr. Budd which was settled in accordance with the terms and conditions of the Settlement Agreement entered into on March 28, 2005.  Pursuant to the Settlement Agreement, the remaining potential earn out payments to Mr. Budd have been eliminated entirely.

Bank Loan Agreement

On September 9, 2003, the Company entered into a loan agreement (the “Loan Agreement”) with a bank and paid off its existing credit facility.  The Loan Agreement provides for a two year $8,500,000 revolving line of credit for working capital needs; a five year $6,500,000 term loan that represents the Company’s long term financing and a six-year $3,000,000 term loan that is currently not being utilized.  The revolving loan facility matures July 1, 2006 (as amended in June 2005); the term loan is payable in monthly installments of $54,000 through July 31, 2008, with a balloon payment of $3,368,000 due on August 30, 2008.  Amounts outstanding under the revolving facility and the term facilities at June 30, 2005 were $8,404,000 and $5,312,000, respectively.  The interest rates on these facilities have been determined, subject to adjustment at certain predetermined dates, based upon the Funded Debt to EBITDA ratio as each such term is defined in the Loan Agreement.  The Loan Agreement contains customary representations, warranties and covenants (as most recently amended in June 2005).  At June 30, 2005, the Company was in compliance with these (as amended) covenants.  In April 2005, the bank provided the Company with a temporary overdraft of $800,000 due September 2005 (as amended in June 2005).  As of June 30, 2005, the interest rates on the revolving line of credit and the term loan are prime and prime plus 0.25% respectively.

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

Business segment information is as follows ($000’s):

Three months ended June 30,	2005	2004

Net Sales
Vita	$4,768	$4,473
Vita Specialty Foods	5,464	6,185

Total Net Sales	$10,232	$10,658

Operating Profit (Loss)
Vita	$(308)	$(851)
Vita Specialty Foods	632	461

Total Operating Profit	$324	$(390)

Net Income (Loss)
Vita	$(276)	$(561)
Vita Specialty Foods	327	221

Total Net Income	$51	$(340)

Depreciation and Amortization
Vita	$126	$127
Vita Specialty Foods	111	114

Total Depreciation and Amortization	$237	$241

Capital Expenditures
Vita	$44	$290
Vita Specialty Foods	198	122

Total Capital Expenditures	$242	$412

Six months ended June 30,	2005	2004

Goodwill
Vita	$—	$—
Vita Specialty Foods	5,997	8,311 (a)

Total Goodwill	$5,997	$8,311

Total Assets
Vita	$14,986	$18,382
Vita Specialty Foods	9,865	9,504

Total Assets	$24,851	$27,886

Net Sales
Vita	$10,766	$11,096
Vita Specialty Foods	10,486	12,174

Total Net Sales	$21,252	$23,270

Operating Profit
Vita	$(679)	$(951)
Vita Specialty Foods	785	677

Total Operating Profit	$106	$(274)

Net Income (Loss)
Vita	$(571)	$(668)
Vita Specialty Foods	365	290

Total Net Income	$(206)	$(378)

Depreciation and Amortization
Vita	$249	$246
Vita Specialty Foods	222	226

Total Depreciation and Amortization	$471	$472

Capital Expenditures
Vita	$49	$511
Vita Specialty Foods	304	262

Total Capital Expenditures	$353	$773

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

	Three Months		Six Months
For the Period Ending June 30,	2005	2004	2005	2004
Weighted average fair value per options granted	$1.48	$2.73	$1.77	$4.42

Significant assumptions (weighted average)
Risk-free interest rate at grant date	4.1%	4.7%	4.1%	4.1%
Expected stock price volatility	0.67	0.70	0.67	0.70
Expected dividend payout	—	—	—	—
Expected option life (years)	5	5	5	5

Net Income (Loss)
As reported	$50,955	$(339,884)	$(206,102)	$(378,286)
Deduct total stock based compensation expense
determined under the fair value method	(17,760)	(8,190)	(45,165)	(132,660)
Pro forma	$33,195	$(348,074)	$(251,267)	$(510,946)

Basic loss per share
As reported	$0.01	$(0.09)	$(0.05)	$(0.10)
Pro forma	$0.01	$(0.09)	$(0.07)	$(0.13)

Diluted loss per share
As reported	$0.01	$(0.09)	$(0.05)	$(0.10)
Pro forma	$0.01	$(0.09)	$(0.07)	$(0.13)

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Comparison of the Three Months Ended June 30, 2005 and June 30, 2004

Revenues.  Net sales for the three months ended June 30, 2005 were $10,232,000, compared to $10,658,000 for the same period in 2004, a decrease of $426,000 or 4.0%.  This decrease is attributable to Vita Specialty Foods, which experienced a decrease of $721,000 led by a decline of $413,000 in its line of salad dressing products; additional decreases were also reflected in the honey/molasses product line of $249,000, in the resale product line of $120,000 and in the sauce line of $61,000 offset partially by lower returns and allowances of $122,000.  A significant part of this sales decrease was due to a large, first time purchase of a specific salad dressing product by one customer during 2004, not repeated during 2005 and downward market pressure on honey selling prices.  Partially offsetting the decrease in net sales from Vita Specialty Foods was an increase of $295,000, or 6.6%, for the Vita Seafood business, which was primarily the result of a $302,000 or 13.4% increase in gross sales of salmon products.  This increase in salmon sales was primarily due to a sales mix shift towards higher margin manufactured products.  Herring, salmon, and specialty product sales represented 44%, 51% and 5% respectively, of the Vita Seafood’s total gross sales during the current period compared to 48%, 47%, and 5%, during the prior year quarter.  Salad dressings/sauces, honey products and specialty items, represented 77%, 22% and 1%, respectively, of Vita Specialty Foods current quarter total gross sales compared to 75%, 23% and 2% during the prior year quarter.

Gross Margin.  Gross margin for the three months ended June 30, 2005 was $3,553,000, compared to $3,109,000 for the same period in 2004, an increase of $444,000 or 14.3%.  The Vita Seafood business accounted for $479,000 of this increase and a decline of $35,000 was attributable to the Vita Specialty Foods business.  As a percent of net sales, gross margin totaled 34.7%, up from 29.2% for the same period in 2004.  Despite the lower sales, gross margin for the Vita Specialty Foods business, as a percentage of net sales, increased to 41.7% from 37.5% for the same period in 2004.  This improvement was largely a result of continued production spending efficiencies, partially resulting from the high level of production activity required to fulfill a large customer order scheduled to be shipped in August 2005, the reduction in sales deductions and discontinuance of the low margin packaging supply business.  For the Vita Seafood business, gross margin as a percent of net sales also increased, rising sharply to 26.7% for the current quarter versus 17.7% for the same period in 2004.  This improvement was attributable to the combination of several factors including a sales mix shift away from the lower margin resale salmon products in favor of the higher margin manufactured items, a selling price increase in the herring product line, lower sales deductions and some reductions in salmon material purchase costs.

Operating Expenses.  Selling, marketing, distribution and administrative expenses for the three months ended June 30, 2005 were $3,229,000, compared to $3,500,000 for the same period in 2004, a decrease of $271,000 or 7.7%.  These expenses represented 31.6% of sales for the quarter ending June 30, 2005 compared to 32.8% for the same period in 2004.  The decreased dollar amount of these expenses was the result of a $228,000 decrease in selling, marketing and distribution expenses and a $43,000 decrease in administrative expenses.  The improvement in selling, marketing and distribution expense was the result of a $179,000 improvement for Vita Specialty Foods and a $49,000 improvement for Vita Seafood.  This spending reduction included $115,000 in marketing and promotion expenses plus another $98,000 attributable to distribution expense, primarily freight-out costs, reflecting the Vita Specialty Foods concentration of sales in favor of larger volume customers.  The improvement in administrative spending was largely a reflection of lower legal and professional expenses and office supplies.

Interest Expense.  Interest expense for the three months ended June 30, 2005 was $238,000, compared to $176,000 for the same period in 2004, an increase of $62,000 or 35.2%.  During this period, the average debt increased to $16,000,000 from $15,900,000 or 0.6% compared to the second quarter of the prior year, thus the increase in interest expense was primarily attributable to higher effective interest rates under the Company’s Loan Agreement.

Income Taxes.  The Company recognized an expense of $35,000 for the quarter ending June 30, 2005 and a benefit of $227,000 for the quarter ending June 30, 2004.  The expense represents approximately 40% of pretax profit for the period ending June 30, 2005 and the benefit represents approximately 40% of the pre-tax loss for the same period in 2004.

Net Income.  Reflecting the operating results described above, the net income for the three months ended June 30, 2005 totaled $51,000 or $0.01 per share on both a basic and fully diluted basis.  This contrasts to a net loss of $(340,000) for the same period in 2004 or $(0.09) per share on both bases, thus representing an improvement of $0.10 per share on both a basic and a fully diluted basis.

Comparison of the Six Months Ended June 30, 2005 and June 30, 2004

Revenues.  Net sales for the six months ended June 30, 2005 were $21,252,000, compared to $23,270,000 for the same period in 2004, a decrease of $2,018,000 or 8.7%.  Of this decrease, $1,688,000 is attributable to Vita Specialty Foods, representing a reduction of 13.9%, and $330,000 is attributable to Vita Seafood, representing a reduction of 3.0%.  The decrease in the Vita Specialty Foods business is a reflection in part, of gross sales of honey products which decreased $914,000 as a result of both a market driven price reduction and certain 2004 sales of bulk material that were not repeated in 2005.  Furthermore, gross sales of salad dressings decreased by $613,000 primarily due to a large first time purchase by one customer during 2004 not recurring in 2005.  Additionally, resale and other products decreased by $269,000, largely as a result of a decision to phase out the resale packaging business.  The sales declines in the Vita Specialty Foods product lines were partially offset by a $150,000 sales deduction improvement.  Added to the decrease from Vita Specialty Foods was a decline of $330,000, or 3.0%, for the Vita Seafood business, which was primarily the result of a $489,000 or 8.0% decrease in gross sales of herring products as a result of lower demand, net of a $158,000 or 18.8% improvement in sales deductions.  Herring, salmon, and specialty product sales represented 49%, 46% and 5%, respectively, of Vita Seafood’s total gross sales during the current period compared to 51%, 45%, and 4%, respectively, during the previous year.  Salad dressings/sauces, honey products and specialty items, represented 74%, 25% and 1%, respectively, of the Vita Specialty Foods total gross sales during the current period compared to 70%, 29%, and 1%, respectively, during the previous year.

Gross Margin.  Gross margin for the six months ended June 30, 2005 was $6,877,000, compared to $6,944,000 for the same period in 2004, a decrease of $67,000 or 1.0%.  The Vita Specialty Foods business accounted for a decrease of $244,000; however an increase of $177,000 was attributable to the Vita Seafood business.  As a percent of net sales, gross margin increased to 32.4%, from 29.8% for the same period in 2004.  Despite the sales decrease, gross margin for Vita Specialty Foods business, as a percentage of net sales, increased to 39.1% from 35.7% for the same period in 2004, largely as a result of the sales mix shift in favor of the higher margin salad dressing products and away from the lower margin honey products plus the benefit of the lower sales deductions.  For the Vita Seafood business, gross margin as a percent of net sales increased to 25.8% for the current year versus 23.4% for the same period in 2004.  This improvement was attributable to the same combination of factors which resulted in the quarterly improvement but due to timing, not to the same extent.  These factors included a sales mix shift away from the lower margin resale salmon products in favor of the higher margin manufactured items, a selling price increase in the herring product line, lower sales deductions and some reductions in salmon material purchase costs.

Operating Expenses.  Selling, marketing, distribution and administrative expenses for the six months ended June 30, 2005 were $6,771,000, compared to $7,218,000 for the same period in 2004, an improvement of $447,000 or 6.2%.  As a percentage of net sales, these expenses were 31.9% compared with 31.0% in 2004.  This reduction in expenses was almost entirely the result of a decrease in the selling, marketing and distribution expense category with total administrative expenses approximately equal to the prior year.  The improvement in selling, marketing and distribution expense was the result of a $374,000 improvement for Vita Specialty Foods plus an improvement of $75,000 for Vita Seafood.  This spending reduction included $230,000 attributable to distribution expenses, primarily freight-out costs; $115,000 in marketing and promotion expenses and $104,000 in selling expenses, largely salaries.

Interest Expense.  Interest expense for the six months ended June 30, 2005 was $449,000, compared to $356,000 for the same period in 2004, an increase of $93,000 or 26.1%.  During the current period, the average debt decreased 1.2% to $15,900,000 compared to the total for the first half of the prior year of $16,100,000.  Thus, the increase in interest expense was attributable to higher effective interest rates under the Company’s Loan Agreement.

Income Taxes.  The Company recognized benefits of $137,000 and $252,000, respectively, for the six-month periods ending June 30, 2005 and 2004.  These benefits represent approximately 40% of pretax loss for both periods.

Net Loss.  Reflecting the operating results described above, the net loss for the six months ended June 30, 2005 totaled $(206,000) or $(0.05) per share on both a basic and fully diluted basis.  This compares to a net loss of $(378,000) for the same period in 2004 or $(0.10) per share on both bases, thus representing an improvement of $0.05 per share.

Financial Condition

At June 30, 2005, the Company had $7,817,000 in working capital, versus $7,676,000 and $7,766,000 at June 30 and December 31, 2004, respectively.  The current ratio at June 30, 2005 was 2.6 to 1.0 compared to 2.5 to 1.0 at June 30, 2004 and 2.6 to 1.0 at December 31, 2004.  Due to the seasonality of the business, it is typical for a reduction in the Company’s current assets to occur during the first six months of each year since this period follows the fourth quarter peak of the annual business cycle.  This year, the reduction in current assets totaled $27,000 as the seasonal net reduction of accounts receivable totaling $1,863,000 was offset by a $1,889,000 increase in inventory as the Company made significant purchases of honey in advance of expected price increases.  The net decrease in current liabilities was $79,000, primarily reflecting an $840,000 second quarter payment of current maturities of long term obligations in accordance with terms of the Virginia Honey earnout agreement, net of a $685,000 increase in accounts payable.

At June 30, 2005, the Company had $43,000 in cash, a revolving credit facility of $8,500,000 and term facilities totaling $9,500,000, consisting of a $6,500,000 facility that represents the Company’s long term borrowing and a six year $3,000,000 facility that is not currently being utilized.  The revolving loan facility matures July 1, 2006 (as amended in June 2005) and the term loan is payable in monthly installments of $54,000 through July 31, 2008, with a balloon payment of $3,368,000 due on August 31, 2008.  Amounts outstanding under the revolving facility and the term facilities at June 30, 2005 were $8,404,000 and $5,312,000, respectively.  The interest rates on these facilities have been determined, subject to adjustment at certain predetermined dates; based upon the Funded Debt to EBITDA ratio as each such term is defined in the Loan Agreement.  The Loan Agreement contains customary representations, warranties and covenants (as most recently amended in June 2005).  At June 30, 2005 and December 31, 2004, the Company was in compliance with these (as amended) covenants.  In April 2005, the bank provided the Company with a temporary overdraft of $800,000 due September 2005 (as amended in June 2005).  At that time, the interest rates on the revolving line of credit and the term loan were changed to prime and prime plus 0.25% respectively.

The ratio of long-term debt to total capitalization totaled 75% at June 30, 2005 up from 71% at December 31, 2004.  The Company believes its financial resources are adequate to fund its needs for the next twelve months.

Cash flows from operating activities. Net cash provided by operating activities was $916,000 for the six months ended June 30, 2005, primarily reflecting $1,863,000 contributed from net collections of accounts receivable; $788,000 increase in accounts payable and current liabilities; $114,000 from the net loss adjusted for depreciation, amortization, gain on the sale of an asset and deferred income tax benefit and $44,000 from the reduction of prepaids; all largely offset by an increase in inventory of $1,889,000.  The $916,000 net cash provided from operating activities for the current period is $1,121,000 or 55% less than the $2,037,000 provided during the same period in 2004.  This decrease was primarily attributable to the cash used to increase inventory balances which grew $1,346,000 more in the current period of 2005 than in 2004.

Cash flows from investing activities. Net cash used in investing activities was $389,000 for the six months ended June 30, 2005, which was $443,000 less than the $832,000 used during the same period of the prior year.  The decreased cash usage primarily represents lower purchases of machinery and equipment this year compared to the prior year.  However, the Company anticipates that such lower capital investing will be only temporary, as several new product and process initiatives are currently being explored by the Company’s new members of operations and marketing management.

Cash flows from financing activities. Net cash used in financing activities was $540,000 for the six months ended June 30, 2005, primarily reflecting the $726,000 additional borrowing on the revolving loan, offset by the $443,000 term loan installment payments and the $840,000 earnout payment made in April 2005 under the provisions of the Virginia Honey acquisition agreement which amount had been included in the current portion of long term maturities at December 31, 2004.  The cash thus used in the current year contrasts to the $1,281,000 used, primarily to pay down the debt, during the same period in 2004, a difference of $741,000.  The need to borrow cash in the current year is a result of the cash used in investing activities and scheduled debt pay-downs exceeding the cash provided by operations as described above.

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

Preparation of the consolidated financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions affecting the reported amounts of assets, liabilities, revenues and expenses and related contingent liabilities.  On an on-going basis, the Company evaluates its estimates, including those related to revenues, returns, bad debts, income taxes, contingencies and litigation.  The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances.  Actual results may differ from these estimates under different assumptions or conditions.

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

During the fourth quarters of 2003 and 2002, the Company completed its annual assessment of impairment regarding the goodwill recorded as a result of the Virginia Honey acquisition ($6,004,000) and the Halifax acquisition ($2,307,000).  Those assessments, supported by independent appraisals of the fair value of Vita Specialty Foods, did not identify any impairment.  However, the 2004 independent appraisal – made using customary valuation methodologies including discounted cash flows and fundamental analysis, did reveal impairment issues.  The revised appraisal reflected a decreased fair value of Vita Specialty Foods, principally caused by the decline in operating income during 2004.  That decline was primarily a result of a substantial reduction in the sales of Halifax products – which were down $1,600,000 or 21% in 2004.  Based on the appraised value of Vita Specialty Foods, the resulting impairment charge of approximately $2,314,000 was recorded in the fourth quarter of 2004.

Forward-Looking Statements

Certain statements in this report, including statements in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” are “forward-looking statements” as defined by the Federal securities laws. Such statements are based on management’s current expectations and involve known and unknown risks and uncertainties which may cause the Company’s actual results, performance or achievements to differ materially from any results, performance or achievements expressed or implied in this report. By way of example and not limitation and in no particular order, known risks and uncertainties include the Company’s future growth and profitability, the potential loss of large customers or accounts, downward product price movements, availability of raw materials and changes in raw material costs, the introduction and success of new products, changes in economic and market conditions, integration and management of acquired businesses, the seasonality of Vita’s business, the Company’s ability to attract and retain key personnel, the Company’s ability to maintain its relationships with key vendors and retailers, consolidation of the Company’s customer and supplier base, the potential impact of claims and litigation, the effects of competition in the Company’s markets and the dietary habits and trends of the general public.  In light of these and other risks and uncertainties, the Company makes no representation that any future results, performance or achievements expressed or implied in this report will be attained. The Company’s actual results may differ materially from any results expressed or implied by the forward-looking statements, especially when measured on a quarterly basis.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to interest rate fluctuations, primarily as a result of its $18 million Loan Agreement with interest rates subject to market fluctuations.  The Company does not currently use derivative instruments to alter the interest rate characteristics of any of its debt.  The Loan Agreement includes a revolving line of credit with a bank, which at June 30, 2005 bore interest at the prime rate resulting in a 6.25% rate.  In addition, the Loan Agreement includes two term loan facilities, one of which is active, and which at June 30, 2005 bore interest at the prime rate plus 0.25% resulting in a 6.50% rate.  Through June 2005, the Loan Agreement has been amended to, among other things, set the interest rates as described above.  A 10% fluctuation in interest rates would not have a material impact on the Company’s financial statements.

Item 4.  Controls and Procedures

Under the supervision and with the participation of the Company’s management team, the principal executive officer and principal financial officer have evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rules 13a – 15(e) and 15d – 15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of June 30, 2005 and, based on their evaluation, have concluded that these controls and procedures are effective.  There were no changes in the Company’s internal control over financial reporting during the fiscal quarter ended June 30, 2005 that has materially affected, or is reasonable likely to materially affect, the Company’s internal control over financial reporting.

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

PART II - OTHER INFORMATION

Item 4.    Submission of Matters to a Vote of Security Holders

(a)                                  The date of the Company’s Annual Meeting of Stockholders was May 18, 2005.

(b) and (c)                 At the Annual Meeting of Stockholders, the following matters were submitted to a vote of the stockholders with the stated results:

(1)                                  The election of the following persons as directors of the Company:

Director	Votes For	Votes Withheld	Abstained	Broker Non-Votes

Stephen D. Rubin	3,646,583	43,897	—	—

Clark L. Feldman	3,680,283	10,197	—	—

Neal Jansen	3,683,559	6,921	—	—

Michael Horn (*)	3,683,559	6,921	—	—

Steven A. Rothstein	3,681,159	9,321	—	—

John C. Seramur	3,683,559	6,921	—	—

Terry W. Hess	3,679,259	11,221	—	—

Joel D. Spungin (*)	3,679,259	11,221	—	—

(*) Mr. Horn passed away on July 17, 2005 and Mr. Spungin passed away on June 9, 2005.

(2)                                  Ratification of the selection of BDO Seidman, LLP as independent accountants of the Company for the year ending December 31, 2004

Votes For	Against	Abstained	Broker Non-Votes

3,685,204	4,200	1,076	—

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

VITA FOOD PRODUCTS, INC.

Date:	August 12, 2005	By:	/s/ Stephen D. Rubin
Stephen D. Rubin
President
(Principal Executive Officer)

Date:	August 12, 2005	By:	/s/ Clifford K. Bolen
Clifford K. Bolen
Senior Vice President; Chief Operating Officer;
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