Form 10-Q
period 2005-09-30
VITA FOOD PRODUCTS INC
filed 2005-11-15
CIK 1024342

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2005

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

Yes  ☐   No  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐   No  ☒

The number of shares outstanding of registrant’s common stock as of October 31, 2005 was 3,866,062.

VITA FOOD PRODUCTS, INC.

FORM 10-Q

For the Quarter Ended September 30, 2005

PART 1. FINANCIAL STATEMENTS

Item 1. Financial Statements

Consolidated Balance Sheets	Vita Food Products, Inc.
And Subsidiary

	September 30,	December 31,
	2005	2004

ASSETS
Current Assets
Cash	$35,325	$55,968
Accounts receivable-trade, net of allowance for discounts, returns, and doubtful accounts of $459,000 in 2005 and $569,000 in 2004	5,017,097	5,118,517
Inventories
Raw material and supplies	5,558,183	4,342,754
Work in process	264,277	235,504
Finished goods	2,764,933	2,390,924
Prepaid expenses and other current assets	546,162	447,602
Income taxes receivable	319,133	35,441

Total Current Assets	14,505,110	12,626,710

Property, Plant and Equipment
Land	35,000	35,000
Building and improvements	2,627,172	2,626,097
Leasehold improvements	583,123	425,336
Machinery and office equipment	11,292,293	10,636,716

	14,537,588	13,723,149
Less accumulated depreciation and amortization	(8,469,987)	(7,797,581)

Net Property, Plant and Equipment	6,067,601	5,925,568

Goodwill	5,996,705	5,996,705
Other assets	443,829	373,695

Total Assets	$27,013,245	$24,922,678

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Current maturities of long-term obligations	$904,128	$1,619,430
Accounts payable	3,474,623	2,278,696
Accrued expenses	842,817	817,919
Deferred income taxes	114,430	144,924

Total Current Liabilities	5,335,998	4,860,969

Long-term Obligations, Less Current Maturities	17,559,449	15,497,900

Shareholders’ Equity
Preferred stock, $.01 par value, authorized 1,000,000 shares; none issued	—	—
Common stock, $.01 par value; authorized 10,000,000 shares; issued 3,872,578 shares in 2005 and 3,865,254 in 2004	38,726	38,652
Treasury stock, at cost 6,516 shares	(50,043)	(50,043)
Additional paid-in capital	3,802,580	3,785,596
Retained earnings	326,535	789,604

Total Shareholders’ Equity	4,117,798	4,563,809

Total Liabilities and Shareholders’ Equity	$27,013,245	$24,922,678

See accompanying notes to consolidated financial statements.

Consolidated Statements of Operations	Vita Food Products, Inc.
And Subsidiary

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2005	2004	2005	2004

Net Sales	$11,417,852	$11,575,134	$32,670,097	$34,845,034
Cost of Goods Sold	8,191,091	8,514,949	22,566,483	24,840,433

Gross Margin	3,226,761	3,060,185	10,103,614	10,004,601

Selling and Administrative Expenses
Selling, Marketing and Distribution	2,349,611	2,387,361	6,813,141	7,299,594
Administrative	1,014,229	940,535	3,321,552	3,246,924

Total Selling and Administrative Expenses	3,363,840	3,327,896	10,134,693	10,546,518

Operating Loss	(137,079)	(267,711)	(31,079)	(541,917)

Interest Expense	291,886	192,721	740,990	548,802

Loss Before Income Taxes	(428,965)	(460,432)	(772,069)	(1,090,719)
Income Tax Benefit	(172,000)	(184,000)	(309,000)	(436,000)

Net Loss	$(256,965)	$(276,432)	$(463,069)	$(654,719)

Basic Loss Per Share	$(0.07)	$(0.07)	$(0.12)	$(0.17)
Weighted Average Common Shares Outstanding	3,866,062	3,847,214	3,861,206	3,837,600

Diluted Loss Per Share	$(0.07)	$(0.07)	$(0.12)	$(0.17)
Weighted Average Common Shares Outstanding	3,866,062	3,847,214	3,861,206	3,837,600

Consolidated Statement of Shareholders’ Equity	Vita Food Products, Inc.
And Subsidiary

				Additional
	Common Stock		Treasury	Paid-in	Retained
	Shares	Amount	Stock	Capital	Earnings	Total

Balance, at January 1, 2005	3,865,254	$38,652	$(50,043)	$3,785,596	$789,604	$4,563,809

Proceeds from stock purchase and stock option plans	7,324	74	—	16,984	—	17,058

Net Loss	—	—	—	—	(463,069)	(463,069)

Balance, at September 30, 2005	3,872,578	$38,726	$(50,043)	$3,802,580	$326,535	$4,117,798

See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows	Vita Food Products, Inc.
And Subsidiary

	For the nine months ended
	September 30,
	2005	2004

Cash Flows From Operating Activities
Net loss	$(463,069)	$(654,719)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	718,678	722,981
(Gain) loss on sale of fixed assets	(14,066)	3,877
Deferred income tax benefit	(318,186)	(226,304)
Changes in assets and liabilities:
Accounts receivable	101,420	1,854,469
Inventories	(1,618,211)	(48,890)
Prepaid expenses and other current assets	(98,560)	46,375
Accounts payable	1,195,927	309,251
Income taxes receivable	4,000	198,536
Accrued expenses	24,895	(135,994)

Net cash (used in) provided by operating activities	(467,172)	2,069,582

Cash Flows From Investing Activities
Capital expenditures	(831,461)	(1,002,693)
Proceeds from sale of fixed asset	15,240	7,400
Change in other assets	(61,258)	(59,090)

Net cash used in investing activities	(877,479)	(1,054,383)

Cash Flows From Financing Activities
Proceeds from issuance of stock and exercise of stock options	17,058	101,463
Purchase of treasury stock	—	(50,043)
Net borrowing (payments) under revolving loan facility	1,483,889	(532,443)
Borrowing on the term loan	1,298,846	—
Payments on term loan facility	(635,363)	(584,432)
Payments on other debt	(840,422)	—

Net cash provided by (used in) financing activities	1,324,008	(1,065,455)

Net decrease in cash	(20,643)	(50,256)

Cash, at beginning of period	55,968	125,457

Cash, at end of period	$35,325	$75,201

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$747,000	$490,000
Income taxes paid (refunded)	$4,000	$(385,000)

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

The third quarter and nine month periods ended September 30, 2005 and 2004 diluted earnings (loss) per share computations exclude 281,900 and 265,100 shares for 2005 and 213,000 and 74,000 shares for 2004, respectively, issuable upon exercise of stock options because the assumed exercise of these options would be anti-dilutive.

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

Earn Out Provisions Under Acquisitions Agreements

Pursuant to the Company’s acquisitions of Virginia Honey and Halifax in 2001 and 2002, respectively, the previous owners of those businesses, both of whom are now employees and one of whom is a director of the Company, were subject to earn out provisions that may result in additional proceeds paid by the Company for the acquired businesses.  As amended, the earn out provisions for Terry Hess, the previous owner of Virginia Honey, have resulted in an additional amount due to Mr. Hess of $840,000, which was paid in April 2005.  This additional payment was based on the operating results of Virginia Honey for the period from January 1, 2001 to December 31, 2002.  Potential remaining earn out payments to Mr. Hess will be based on the earnings of Vita Specialty Foods, as computed by a pre-defined allocation formula, for two separate periods – January 1, 2003 to December 31, 2005 and January 1, 2006 to December 31, 2007.  Should Vita Specialty Foods maintain its current profitability levels throughout these periods, management estimates that additional payments with a net present value as of September 30, 2005 of approximately $1,070,000 would be due to Mr. Hess.  Any future payments will be recorded as additional goodwill when and if such payments are finally determined at the end of each of the periods described above.

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

Bank Loan Agreement

On September 9, 2003, the Company entered into a loan agreement (the “Loan Agreement”) with a bank and paid off its existing credit facility.  The Loan Agreement provided for a two year $8,500,000 revolving line of credit for working capital needs; a five year $6,500,000 term loan, Term Loan A, that represented the Company’s long term financing and a six-year $3,000,000 term loan that was never utilized.  The agreement was amended in August 2005 to raise the revolving line of credit to $10,000,000 from August 30, 2005 through November 14, 2005 and then to $9,500,000, from November 15, 2005 and all times thereafter; to increase the Term Loan A line by $1,250,000 and to replace the un-utilized $3,000,000 line of credit with a capital expenditure line of credit, Term Loan B, of $150,000.  The revolving loan facility matures January 31, 2007 (as amended in August 2005); Term Loan A is payable in monthly installments of $80,000 through July 31, 2008, with a balloon payment of $3,682,000 due on August 31, 2008.  Term Loan B is payable in monthly installments of 1/60th of the total principal, beginning on the last business day of August, 2006 and continuing monthly through May 31, 2010 with any remaining amount payable on June 30, 2010.  Amounts outstanding under the revolving facility, the Term A and Term B facilities at September 30, 2005 were $9,162,000 and $6,403,000 and $48,000 respectively.  The interest rates on these facilities have been determined, subject to adjustment at certain predetermined dates, based upon the Funded Debt to EBITDA ratio as each such term is defined in the Loan Agreement.  The Loan Agreement contains customary representations, warranties and covenants (as amended in August 2005 and amended again in November 2005).  The impact of the Company’s loss on earnings before income taxes, depreciation and amortization for the twelve months ended September 30, 2005 resulted in non-compliance with one of the Company’s debt covenants at that date.  However, the Company received a permanent waiver from its lender relating to such non-compliance.  The Company’s lender also has approved a new amendment to the Loan and Security Agreement that changes the Company’s debt covenants and other provisions.  The Company believes that the new debt covenants will be attainable.  In April 2005, the bank provided the Company with a temporary overadvance of $800,000 due September 2005 (as amended in June 2005).  As part of the August 2005 amendment, the overadvance was extended through January 30, 2006.  In November 2005, the bank approved a new overadvance schedule with overadvance amounts set at $1,500,000 from November 1 through November 30, 2005; $1,000,000 from December 1 through December 31, 2005; and $250,000 from January 1 through January 31, 2006.  As of September 30, 2005, the interest rates on the revolving line of credit and the term loans were prime plus 0.5%.

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

Business segment information is as follows ($000’s):

Three months ended September 30,	2005	2004

Net Sales
Vita	$5,828	$6,239
Vita Specialty Foods	5,590	5,336

Total Net Sales	$11,418	$11,575

Operating Profit (Loss)
Vita	$(373)	$(309)
Vita Specialty Foods	236	41

Total Operating Loss	$(137)	$(268)

Net Income (Loss)
Vita	$(320)	$(248)
Vita Specialty Foods	63	(28)
Total Net Loss	$(257)	$(276)

Three months ended September 30,	2005	2004

Depreciation and Amortization
Vita	$129	$124
Vita Specialty Foods	119	128

Total Depreciation and Amortization	$248	$252

Capital Expenditures
Vita	$73	$68
Vita Specialty Foods	405	162

Total Capital Expenditures	$478	$230

Nine months ended September 30,	2005	2004

Goodwill
Vita	$—	$—
Vita Specialty Foods	5,997	8,311 (a)

Total Goodwill	$5,997	$8,311

Total Assets
Vita	$16,034	$18,586
Vita Specialty Foods	10,979	8,751

Total Assets	$27,013	$27,337

Net Sales
Vita	$16,594	$17,335
Vita Specialty Foods	16,076	17,510

Total Net Sales	$32,670	$34,845

Operating Profit (Loss)
Vita	$(1,051)	$(1,261)
Vita Specialty Foods	1,020	719

Total Operating Loss	$(31)	$(542)

Net Income (Loss)
Vita	$(891)	$(918)
Vita Specialty Foods	428	263

Total Net Loss	$(463)	$(655)

Depreciation and Amortization
Vita	$378	$370
Vita Specialty Foods	341	353

Total Depreciation and Amortization	$719	$723

Capital Expenditures
Vita	$121	$579
Vita Specialty Foods	710	424

Total Capital Expenditures	$831	$1,003

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

	Three Months		Nine Months
For the Period Ending September 30,	2005	2004	2005	2004
Weighted average fair value per options granted	$1.63	N/A	$1.73	$4.42

Significant assumptions (weighted average)
Risk-free interest rate at grant date	4.2%	N/A	4.2%	4.1%
Expected stock price volatility	0.66	N/A	0.67	0.69
Expected dividend payout	—	N/A	—	—
Expected option life (years)	5	N/A	5	5

Net loss
As reported	$(256,965)	$(276,432)	$(463,069)	$(654,719)
Deduct total stock based compensation expense
determined under the fair value method	(14,670)	0	(59,835)	(132,660)
Pro forma	$(271,635)	$(276,432)	$(522,904)	$(787,379)

Basic loss per share
As reported	$(0.07)	$(0.07)	$(0.12)	$(0.17)
Pro forma	$(0.07)	$(0.07)	$(0.14)	$(0.21)

Diluted loss per share
As reported	$(0.07)	$(0.07)	$(0.12)	$(0.17)
Pro forma	$(0.07)	$(0.07)	$(0.14)	$(0.21)

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Comparison of the Three Months Ended September 30, 2005 and September 30, 2004

Revenues.  Net sales for the three months ended September 30, 2005 were $11,418,000, compared to $11,575,000 for the same period in 2004, a decrease of $157,000 or 1.4%.  This decrease is attributable to Vita Seafood, which experienced a decrease of $411,000, or 6.6%, led by a decline of $372,000 in its line of herring products; additional decreases were also reflected in the salmon product line of $60,000, and in the specialty product line of $23,000; offset partially by lower returns and allowances of $44,000.  The reduced herring volume is primarily attributable to one customer, which substantially increased purchases during the prior year quarter but did not repeat such volume during the current year quarter.  Partially offsetting the decrease in net sales from Vita Seafood was an increase of $254,000, or 4.8%, for the Vita Specialty Foods business, which was the result of a $259,000 or 46.3% improvement in sales deductions as the higher level of promotional allowances experienced in 2004 was, as planned, not repeated in 2005.  Herring, salmon, and specialty product sales represented 46%, 50% and 4% respectively, of Vita Seafood’s total gross sales during the current period compared to 49%, 47%, and 4%, during the prior year quarter.  Salad dressings/sauces, honey products and specialty items, represented 77%, 22% and 1%, respectively, of Vita Specialty Foods current quarter total gross sales compared to 73%, 25% and 2% during the prior year quarter.

Gross Margin.  Gross margin for the three months ended September 30, 2005 was $3,227,000, compared to $3,060,000 for the same period in 2004, an increase of $167,000 or 5.5%.  The Vita Specialty Foods business accounted for $206,000 of this increase and a decline of $39,000 was attributable to the Vita Seafood business.  As a percent of net sales, gross margin totaled 28.3%, up from 26.4% for the same period in 2004.  Gross margin for the Vita Specialty Foods business, as a percentage of net sales, increased to 33.3% from 31.0% for the same period in 2004.  This improvement was largely a result of the reduced sales deductions as described above.  For the Vita Seafood business, gross margin as a percent of net sales also increased, rising to 23.5% for the current quarter versus 22.6% for the same period in 2004.  This improvement was attributable to the combination of several factors including a sales mix shift away from the lower margin resale salmon products in favor of the higher margin manufactured items, a selling price increase in the herring product line, lower sales deductions and some reductions in salmon material purchase costs.

Operating Expenses.  Selling, marketing, distribution and administrative expenses for the three months ended September 30, 2005 were $3,364,000, compared to $3,328,000 for the same period in 2004, an increase of $36,000 or 1.1%.  These expenses represented 29.5% of sales for the quarter ending September 30, 2005 compared to 28.8% for the same period in 2004.  The increased dollar amount of these expenses resulted from a $74,000 increase in administrative expenses net of a $38,000 decrease in selling, marketing and distribution expenses.  Excluding the effect of a 2004 reclassification of employment expenses between selling and administrative, the total administrative category was unchanged between years 2004 and 2005 and the selling, marketing and distribution expenses increased $36,000.  The largest single factor affecting the increased selling, marketing and distribution category was demonstration expenses for Vita Specialty Foods, which increased $103,000 primarily for increased activity at one major customer.  The higher costs for demonstrations were partially offset by $74,000 of planned reductions of other Vita Specialty Foods marketing expenses

Interest Expense.  Interest expense for the three months ended September 30, 2005 was $292,000, compared to $193,000 for the same period in 2004, an increase of $99,000 or 51.3%.  During this period, the average debt increased to $17,200,000 from $16,600,000 or only 3.6% compared to the third quarter of the prior year, thus the increase in interest expense was primarily attributable to higher effective interest rates under the Company’s Loan Agreement.

Income Taxes.  The Company recognized benefits of $172,000 and $184,000 for the quarters ending September 30, 2005 and September 30, 2004, respectively.  These benefits represent approximately 40% of pretax losses for those periods.

Net Loss.  Reflecting the operating results described above, the net loss for the three months ended September 30, 2005 totaled $(257,000) or $(0.07) per share on both a basic and fully diluted basis.  This compares to a net loss of $(276,000) for the same period in 2004, also $(0.07) per share on both bases.

Comparison of the Nine Months Ended September 30, 2005 and September 30, 2004

Revenues.  Net sales for the nine months ended September 30, 2005 were $32,670,000, compared to $34,845,000 for the same period in 2004, a decrease of $2,175,000 or 6.2%.  Of this decrease, $1,434,000 is attributable to Vita Specialty Foods, representing a reduction of 8.2%, and $741,000 is attributable to Vita Seafood, representing a reduction of 4.3%.  The decrease in the Vita Specialty Foods business is a reflection in part, of gross sales of honey products which decreased $1,138,000 as a result of both a market driven price reduction and certain 2004 sales of bulk material that were not repeated in 2005.  Furthermore, gross sales of salad dressings decreased by $637,000 primarily due to a large first time purchase by one customer during 2004 not recurring in 2005.  Additionally, resale and other products decreased by $305,000, largely as a result of a decision to phase out the resale packaging business.  Partially offsetting the declines in these three product lines was a $236,000 increase in the line of sauces; the great majority of this increase representing an annual sales transaction with a single customer.  The sales declines in the Vita Specialty Foods product lines were partially offset by a $409,000 sales deduction improvement, the majority of which reflects planned reductions in promotional allowances.  Added to the decrease from Vita Specialty Foods was a decline of $741,000, or 4.3%, for the Vita Seafood business, which was primarily the result of a $861,000 or 9.2% decrease in gross sales of herring products as a result of lower demand, net of a $203,000 or 15.8% improvement in sales deductions.  Herring, salmon, and specialty product sales represented 48%, 48% and 4%, respectively, of Vita Seafood’s total gross sales during the current period compared to 51%, 45%, and 4%, respectively, during the previous year.  Salad dressings/sauces, honey products and specialty items, represented 75%, 24% and 1%, respectively, of the Vita Specialty Foods total gross sales during the current period compared to 70%, 28%, and 2%, respectively, during the previous year.

Gross Margin.  Gross margin for the nine months ended September 30, 2005 was $10,104,000, compared to $10,005,000 for the same period in 2004, an increase of $99,000 or 1.0%.  An increase of $137,000 was attributable to the Vita Seafood business, however the Vita Specialty Foods business accounted for a decrease of $38,000.  As a percent of net sales, gross margin increased to 30.9%, from 28.7% for the same period in 2004.  Despite the sales decrease, gross margin for the Vita Specialty Foods business, as a percentage of net sales, increased to 37.1% from 34.2% for the same period in 2004, largely as a result of the sales mix shift in favor of the higher margin salad dressing and sauces and away from the lower margin honey products plus the benefit of the lower sales deductions.  For the Vita Seafood business, gross margin as a percent of net sales increased to 25.0% for the current year versus 23.1% for the same period in 2004.  This improvement was attributable to the same combination of factors which resulted in the quarterly improvement.  These factors included a sales mix shift away from the lower margin resale salmon products in favor of the higher margin manufactured items, a selling price increase in the herring product line, lower sales deductions and some reductions in salmon material purchase costs.

Operating Expenses.  Selling, marketing, distribution and administrative expenses for the nine months ended September 30, 2005 were $10,135,000, compared to $10,547,000 for the same period in 2004, an improvement of $412,000 or 3.9%.  As a percentage of net sales, these expenses were 31.0% compared with 30.3% in 2004.  This reduction in expenses was the result of a decrease of $486,000 or 6.7%, in the selling, marketing and distribution expense category with administrative expenses increasing $74,000 or 2.3%.  The improvement in selling, marketing and distribution expense was the result of a $375,000 improvement for Vita Specialty Foods plus an improvement of $111,000 for Vita Seafood.  This spending reduction included $237,000 attributable to distribution expenses, primarily freight-out costs; $82,000 in marketing and promotion expenses and $167,000 in selling expenses, largely salaries.

Interest Expense.  Interest expense for the nine months ended September 30, 2005 was $741,000, compared to $549,000 for the same period in 2004, an increase of $192,000 or 35.0%.  The average debt remained relatively steady, averaging approximately $16,300,000 for the first nine months of both years.  Thus, the increase in interest expense was attributable to higher effective interest rates under the Company’s Loan Agreement.

Income Taxes.  The Company recognized benefits of $309,000 and $436,000, respectively, for the nine-month periods ending September 30, 2005 and 2004.  These benefits represent approximately 40% of pretax loss for both periods.

Net Loss.  Reflecting the operating results described above, the net loss for the nine months ended September 30, 2005 totaled $(463,000) or $(0.12) per share on both a basic and fully diluted basis.  This compares to a net loss of $(655,000) for the same period in 2004 or $(0.17) per share on both bases, thus representing an improvement of $0.05 per share.

Financial Condition

At September 30, 2005, the Company had $9,169,000 in working capital, versus $7,766,000 at December 31, 2004, and due to the classification of the bank debt as current liabilities, a negative $ (125,000) at September 30, 2004.  The current ratio at September 30, 2005 was 2.7 to 1.0 compared to 1.1 to 1.0 at September 30, 2004 and 2.6 to 1.0 at December 31, 2004.  Due to the seasonality of the business, it is typical for a reduction in the Company’s current assets to occur during the first nine months of each year since this period follows the fourth quarter peak of the annual business cycle.  However, this year, the current assets increased $1,828,000 of which $1,618,000 represented an increase in inventory as the Company made significant purchases of raw honey in advance of expected price increases for this commodity.  The increase in current liabilities was $475,000, resulting primarily from a $1,196,000 increase in accounts payable which reflect the higher inventory purchases net of a $840,000 reduction in the current portion of debt following a payment in accordance with the terms of the Virginia Honey earn out agreement.

At September 30, 2005, the Company had $35,000 in cash, a revolving credit facility of $10,000,000 and term facilities totaling $6,650,000, consisting of a $6,500,000 facility that represents the Company’s long term borrowing, Term Loan A and a $150,000 capital expenditure line of credit, Term Loan B.  The revolving loan facility matures January 31, 2007 (as amended in August 2005) and Term Loan A is payable in monthly installments of $80,000 through July 31, 2008, with a balloon payment of $3,682,000 due on August 31, 2008.  Term Loan B is payable in monthly installments of 1/60th of the total principal, beginning on the last business day of August, 2006 and continuing monthly through May 31, 2010 with any remaining amount payable on June 30, 2010.  Amounts outstanding under the revolving facility, the Term A and Term B facilities at September 30, 2005 were $9,162,000, $6,403,000 and $48,000 respectively.  The interest rates on these facilities have been determined, subject to adjustment at certain predetermined dates, based upon the Funded Debt to EBITDA ratio as each such term is defined in the Loan Agreement.  The Loan Agreement contains customary representations, warranties and covenants (as amended in August 2005 and amended again in November 2005).  The impact of the Company’s loss on earnings before income taxes, depreciation and amortization for the twelve months ended September 30, 2005 resulted in non-compliance with one of the Company’s debt covenants at that date.  However, the Company received a permanent waiver from its lender relating to such non-compliance.  The Company’s lender also has approved a new amendment to the Loan and Security Agreement that changes the Company’s debt covenants and other provisions.  The Company believes that the new debt covenants will be attainable.  In April 2005, the bank provided the Company with a temporary overdraft of $800,000 due September 2005 (as amended in June 2005).  As part of the August 2005 amendment, the overadvance was extended through January 30, 2006.  In November 2005 the bank approved a new overadvance schedule with overadvance amounts set at $1,500,000 from November 1 through November 30, 2005; $1,000,000 from December 1 through December 31, 2005; and $250,000 from January 1 through January 31, 2006.  As of September 30, 2005, the interest rates on the revolving line of credit and the term loans were prime plus 0.5%.

The ratio of long-term debt to total capitalization totaled 78% at September 30, 2005 up from 71% at December 31, 2004.  The Company believes its financial resources are adequate to fund its needs for the next twelve months.

Cash flows from operating activities. Net cash used in operating activities was $467,000 for the nine months ended September 30, 2005, primarily reflecting $1,618,000 used to increase inventory, net of a $1,196,000 provided from increased accounts payable.  The net cash used in operating activities for the current nine month period is $2,537,000 less than the $2,070,000 provided during the same period in 2004.  This decrease was primarily attributable to less net collections of accounts receivable during the period of $1,753,000 while using an additional $1,569,000 to increase inventory, both partially offset by $887,000 of additional cash provided from the increase in accounts payable.  The reduced collections of accounts receivable is primarily due to a lower beginning of the year balance for 2005 compared to 2004.  The inventory was increased as a result of a management decision in anticipation of rising market costs of raw honey.  The increase in accounts payable is associated with the higher raw materials purchases.

Cash flows from investing activities. Net cash used in investing activities was $877,000 for the nine months ended September 30, 2005, which was $177,000 less than the $1,054,000 used during the same period of the prior year.  The decreased cash usage primarily represents lower purchases of machinery and equipment this year compared to the prior year.  However, the Company anticipates that such lower capital investing will be only temporary, as several new product and process initiatives are currently being explored by the Company’s new members of operations and marketing management.

Cash flows from financing activities. Net cash provided by financing activities was $1,324,000 for the nine months ended September 30, 2005, primarily reflecting the $1,484,000 additional net borrowing on the revolving loan and $1,299,000 additional borrowing on the term loan, offset by the $635,000 term loan installment payments and the $840,000 earnout payment made in April 2005 under the provisions of the Virginia Honey acquisition agreement which amount had been included in the current portion of long term maturities at December 31, 2004.  The cash thus provided in the current year contrasts to the $1,065,000 used, primarily to pay down debt, during the same period in 2004, a difference of $2,339,000.  The need to borrow cash in the current year is a result of the cash used in operating and investing activities as described above.

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

Forward-Looking Statements

Certain statements in this report, including statements in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” are “forward-looking statements” as defined by the Federal securities laws. Such statements are based on management’s current expectations and involve known and unknown risks and uncertainties which may cause the Company’s actual results, performance or achievements to differ materially from any results, performance or achievements expressed or implied in this report. By way of example and not limitation and in no particular order, known risks and uncertainties include the Company’s future growth and profitability, the potential loss of large customers or accounts, downward product price movements, availability of raw materials, changes in raw material procurement costs, fluctuations in the market cost of major commodities such as honey, changes in energy costs, the introduction and success of new products, changes in economic and market conditions, integration and management of acquired businesses, the seasonality of Vita’s business, the Company’s ability to attract and retain key personnel, the Company’s ability to maintain its relationships with key vendors and retailers, consolidation of the Company’s customer and supplier base, the potential impact of claims and litigation, the effects of competition in the Company’s markets and the dietary habits and trends of the general public.  In light of these and other risks and uncertainties, the Company makes no representation that any future results, performance or achievements expressed or implied in this report will be attained. The Company’s actual results may differ materially from any results expressed or implied by the forward-looking statements, especially when measured on a quarterly basis.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to interest rate fluctuations, primarily as a result of its $16 million Loan Agreement with interest rates subject to market fluctuations.  The Company does not currently use derivative instruments to alter the interest rate characteristics of any of its debt.  The Loan Agreement includes a revolving line of credit with a bank, which at September 30, 2005 bore interest at the prime rate plus 0.5% resulting in a 7.25% rate.  In addition, the Loan Agreement includes two term loan facilities both of which at September 30, 2005 bore interest at the prime rate plus 0.5% resulting in a 7.25% rate.  Through September 2005, the Loan Agreement has been amended to, among other things, set the interest rates as described above.  A 10% fluctuation in interest rates would not have a material impact on the Company’s financial statements.

Item 4.  Controls and Procedures

Under the supervision and with the participation of the Company’s management team, the principal executive officer and principal financial officer have evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rules 13a – 15(e) and 15d – 15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of September 30, 2005 and, based on their evaluation, have concluded that these controls and procedures are effective.  There were no changes in the Company’s internal control over financial reporting during the fiscal quarter ended September 30, 2005 that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting.

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

VITA FOOD PRODUCTS, INC.

Date:	November 14, 2005	By:	/s/ Stephen D. Rubin
Stephen D. Rubin
President
(Principal Executive Officer)

Date:	November 14, 2005	By:	/s/ Clifford K. Bolen
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