Form 10-K
period 2005-12-31
VITA FOOD PRODUCTS INC
filed 2006-03-30
CIK 1024342

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐   No ☒

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

Yes ☐   No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule12b-2 of the Exchange Act). Yes ☐   No ☒

The aggregate market value of common stock held by non-affiliates of the registrant as of June 30, 2005 was $5,222,772.

The number of shares outstanding of the registrant’s common stock as of February 28, 2006 was 3,872,822.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held on May 18, 2006 are incorporated by reference in Part III.

PART I

Item 1. Business.

Introduction

Vita Food Products, Inc. (the “Company”) has been engaged in the sale of specialty food products under the Vita brand name for over 70 years. The Company believes that its long history of producing and marketing quality products has created a strong recognition of the Vita brand name among consumers and has enabled the Company to build an extensive national distribution network of established food brokers for the sale of its products to supermarket chains and wholesale clubs (collectively “Supermarkets”) and to institutional/food service operations, such as restaurant chains, hotels, country clubs, cruise lines and other bulk purchasers (collectively “Institutional Purchasers”). The Company believes that “Vita”, with its accompanying logo, is the most widely recognized brand name in herring products and cured and smoked salmon products. The Company is the leading processor of herring products and cured and smoked salmon products in the United States and has been producing and selling herring products for over 70 years and cured and smoked salmon products for over 30 years. The Company’s products include a variety of cuts of pickled herring in cream and wine based sauces, and lox and nova salmon. The Company markets other complementary specialty food products, such as cream cheese with salmon, shrimp cocktail, horseradish, cocktail, tartar sauces and salad dressings, all of which it purchases from third party food producers and markets under the Vita brand name pursuant to co-packing arrangements, with the exception of the salad dressing products, which are now produced by the Company’s subsidiary. Historically, the Company has increased its sales through acquisitions that have enabled the Company to add new product lines and expand its existing product lines. The Company markets and, in some cases, also produces related specialty food products under other brand names, some of which are recognized regional brand names, in certain regions of the country, that have been licensed to the Company.

The Company significantly expanded its line of specialty food products in 2002 and 2001 with the acquisitions of The Halifax Group, Inc. (“Halifax”) and the Virginia Honey Company, Inc. (“Virginia Honey”), respectively. The Company has formed Vita Specialty Foods, Inc. (“VSF”) as a wholly owned subsidiary and a separate business unit (the “Vita Specialty Foods Segment”) to consolidate the operations of Virginia Honey and Halifax (the Company’s operations conducted separately from the operations of the Vita Specialty Foods Segment are referred to herein as the “Vita Seafood Segment” and references to the Company include the acquired operations subsequent to their respective acquisition dates). The Vita Specialty Foods Segment specializes in processing and marketing, (i) under the Virginia Brand name, honey, salad dressings, sauces, jams and jellies and gift basket products; (ii) under its Oak Hill Farms® brand name, a line of salad dressings, gourmet sauces, and beverages; and (iii) under its Scorned Woman® brand name, a line of hot sauce based products. In addition, the Vita Specialty Foods Segment has brand name product licensing agreements with Jim Beam®, Allied Domecq for the brand names Kahlúa® and Courvoisier®, and certain colleges and universities under which the Company produces and markets various cooking sauces, steak sauces, marinades and other gourmet related products. As a result of the acquisitions of Halifax and Virginia Honey, the Company is leveraging its sales and distribution network to provide national exposure to the products of the Vita Specialty Foods Segment. The Company also expects to introduce new products with a goal of enhancing the aforementioned brand names under the Vita Seafood Segment and the Vita Specialty Foods Segment.

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

Effective July 1, 2001, the Company acquired 100% of the outstanding shares of capital stock of Virginia Honey. The results of Virginia Honey have been included in the Company’s consolidated financial statements since the effective date of the acquisition as part of the Vita Specialty Foods Segment. Virginia Honey was established in 1962 as a small beekeeping business. Since then, Virginia Honey has expanded its product offerings to include salad dressings and by 1998 the company had grown to include two production facilities, with one used to pack honey products and the second to process and pack salad dressings, sauces and marinades.

Effective November 1, 2002, the Company acquired 100% of the outstanding shares of capital stock of Halifax. The results of Halifax have been included in the Company’s consolidated financial statements since the effective date of the acquisition as part of the Vita Specialty Foods Segment. Halifax specialized in product development and marketing of its wide range of food products. The product list includes salad dressings, barbeque sauce, steak sauce, gourmet sauces, hot sauces and gift basket related items. In addition, Halifax developed and marketed food products through licensing agreements with well-recognized brands such as Jim Beam®, HBO® (based on the restaurateur Artie Bucco™ in The Sopranos®), and Drambuie®. During 2005, the licensing agreements for both HBO® and Drambuie® expired. Halifax operations were run in a production facility and warehouse in Georgia, until late in 2003 when operations were moved to the Company’s Martinsburg, West Virginia plant.

Strategy

The Company’s long-term strategy is to (i) focus on acquisitions; (ii) continue to strengthen its brands; and (iii) capitalize on the strength of the Company’s national distribution network to increase its market share for its existing products and introduce and market new products sold under the Vita, Elf, Grand Isle, Virginia Brand, Oak Hill Farms, Jim Beam Gourmet Foods, Scorned Woman and other brand names owned, purchased or licensed from third parties. The Company intends to implement its growth strategy through acquiring, or entering into joint ventures with, companies producing complementary specialty food products, introducing and developing new products and increasing its marketing efforts.

Products

The Company’s products include: herring, cured and smoked salmon, honey, salad dressings, meat enhancements and a variety of related specialty food products. The Company’s refrigerated products can be located in the dairy, meat and fish or deli department of Supermarkets. The Company also sells products in the grocery sections of Supermarkets. Many of the Company’s products are also sold in bulk to Institutional Purchasers. The Company believes that, although the market for herring products has been and is expected to remain constant, the market for salmon products and certain other specialty products is increasing. Consumption of fresh and frozen seafood in the United States continues to increase, especially consumption of salmon. All of the Company’s salmon, herring and honey products, and most of its salad dressings, complementary and other specialty food products are kosher and receive the symbol of certification from the Orthodox Union. The Company also receives the symbol of certification for the use of many of its products for Passover from the Orthodox Union. The Company believes that the market for kosher foods will continue to grow and that this represents a significant opportunity for the Company. The increase in consumption of kosher food products is at least partially the result of (i) the perception by certain consumers who are not bound by Judaism’s religious dietary restrictions that kosher certification indicates a superior product, and (ii) an increase in the U.S. population of members of other religious groups that observe dietary restrictions similar to many Jewish people.

Certain Financial Information

See Note 12 in “Item 8. Financial Statements” for information regarding revenues from external customers, profit and total assets of each of the Company’s business segments.

Vita Seafood Segment Products

Herring

Vita & Elf brand herring are made from the best available grade of ocean herring. The herring is cured and mixed with a variety of high quality spices, wines and other ingredients according to the Company’s proprietary formulations to produce a number of products. These products are then either packaged in vacuum-sealed glass jars to preserve flavor for sale to Supermarkets or packaged in bulk containers for sale to Institutional Purchasers. Herring is a traditional Eastern European and Scandinavian staple, being one of the most widely consumed fish in the world. In the United States, herring is more of a specialty product that is served at parties or holiday gatherings. Herring products are often served as appetizers, part of a buffet, between-meal snacks or an ingredient in salads. The Company’s most popular herring products are its “Vita Herring in Wine Sauce” and “Vita Herring in Real Sour Cream.”  The Company also sells a variety of other herring products under the Vita and Elf brand names. Sales of herring products represented 29%, 29% and 28% of total consolidated sales for the years ended December 31, 2005, 2004 and 2003, respectively.

Salmon

Vita uses only premium and quality grades of salmon from Southeastern Alaska, Canada, Chile, and other regions of the world. The salmon is cured, smoked, and sliced for most of its salmon products. The Company’s retail salmon products are packaged and sold either refrigerated or frozen to Supermarkets. The institutional cured and smoked salmon products are packaged in bulk containers, including three-pound trays, and sold refrigerated or frozen to Institutional Purchasers. The Company introduced a new line of “No Preservative” premium smoked Atlantic Salmon products, under the “Grand Isle” brand name in the fourth quarter of 2004. Salmon consumption has been increasing over the past five years and salmon now represents one of the most popular types of seafood consumed in the United States. The Company’s salmon products are generally served as part of buffets at parties, particularly during the Christmas holiday season, or as a traditional brunch item with bagels. The salmon products are also served as appetizers at formal parties and are being more frequently used as light meals. The Company’s salmon products include “Vita Lox Salmon,” “Vita Nova Salmon,” and “Vita Classic Salmon,” “Grand Isle Salmon,” “Vita Salmon Burger,” “Vita Marinated Salmon,” and “Vita Salmon Spread”. Sales of salmon products represented 25%, 24% and 24% of total consolidated sales for the years ended December 31, 2005, 2004 and 2003, respectively.

Complementary Products

The Company sells a number of spreads and condiments, including horseradish, cream cheese with smoked salmon, cocktail and tartar sauces, and shrimp cocktail products. These products are used as appetizers and condiments to accompany light meals and holiday trays. These products are marketed by the Company under the Vita brand name, but produced by third parties pursuant to co-packing arrangements. Sales of complementary products represented 2%, of total consolidated sales for each of the years ended December 31, 2005, 2004 and 2003, respectively.

Vita Specialty Foods Segment Products

Salad Dressings

The Company manufactures and markets three premium lines of salad dressings. Two lines are under the Virginia Brand and Oak Hill Farms names and are sold in the grocery section. The third line, which has been developed since the acquisition of Virginia Honey, is under the Vita brand name and is sold refrigerated. All salad dressing flavors feature the finest ingredients available and most contain the Vidalia® Onion ingredient. While all of the dressings boast premium quality and taste, some also feature no cholesterol, low fat, low carbohydrates, and low calories. The Company’s salad dressing customers are mainly Supermarkets. Sales of salad dressings represented 25%, 25% and 21% of total consolidated sales for the years ended December 31, 2005, 2004 and 2003, respectively.

Honey

Virginia Honey, followed by the Vita Specialty Foods segment, has been packing and marketing Pure, Grade “A” honey under the Virginia Brand name since 1962. The honey is available in several varieties and blends, including Clover, Wildflower, Orange Blossom, and Acacia. Each variety is available in many sizes ranging from 6oz mugs to 55-gallon drums used for food service. The Company’s customers include Supermarkets, Institutional Purchasers, bakeries and major food processors. Sales of honey products represented 12%, 13% and 15% of total consolidated sales for the years ended December 31, 2005, 2004 and 2003, respectively.

Specialty Products

The Company manufactures and sells BBQ sauces, marinades, steak sauce, hot sauces, wing sauce, gourmet cooking sauces and other specialty items. These products are marketed by the Company under the Oak Hill Farms and Scorned Woman brand names and under licensing agreements from Jim Beam®, Kahlúa® and Courvoisier®.

In addition, the Company sells a wide array of other products including molasses, baking mixes, syrups, condiments, cider, mustard, jams, jellies, and preserves. These products are marketed by the Company under the Virginia Brand name, but produced by third parties pursuant to co-packing arrangements. Sales of specialty products represented 7%, 7% and 10% of total consolidated sales for the years ended December 31, 2005, 2004 and 2003, respectively.

Newer Products

The Company’s newer products are those being introduced currently and during the past year and are developed by the Company or marketed under co-packing arrangements or distribution agreements.

The Company has expanded the Jim Beam Gourmet Food line of products with the addition of Mild and Medium Salsas and Honey Bourbon and Savory Bourbon Glazes and Grilling Sauces.

In addition, the Company has expanded its Virginia Brand salad dressing line of products with Chipotle Ranch and Cilantro and Green Chili Ranch varieties.

Next, the Company has expanded its Oak Hill Farm Food line of products with the addition of a Southwest Chipotle salad dressing and Sugar Free Green Tea with Ginseng and Honey and Roobis Tea concentrates.

The Vita Seafood Segment is introducing two new sub lines under the Vita brand in 2006. Vita Gold is Vita’s new Wild Salmon smoked salmon product line. The line is “all natural” & has “no preservatives”. The line consists of Wild Sockeye, Coho, King and Nova items.

Vita’s second new sub line is Vita Simply Salmon. The product line consists of ready to cook pre-marinated portions of salmon that reduces the difficulty of preparing fish. The product line consists of three products: Lemon Pepper Wild Salmon, Cracked Peppercorn Wild Salmon and Lightly Seasoned Wild Sockeye Salmon.

Lastly, Vita has introduced a new 8 oz. line of seafood sauces that is packaged in a jar with a mouth wide enough to allow consumers to get all the condiments out of the jar. Vita’s new 8 oz. condiment line includes: Beet & Cream Style Horseradish, Cocktail Sauce, Tangy Tartar Sauce and Chesapeake Style Seafood Sauce.

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

The Company enters into an agreement with each food broker, which grants the food broker an exclusive territory in which to sell its products and sets forth the amount of commissions to be paid on such sales by the Company. Such agreements do not permit the Company to make sales directly to Supermarkets located in a food broker’s exclusive territory unless the Company pays the food broker the commission, which the food broker would have earned. The agreements are terminable by either party upon 30 days’ notice. The Company believes such terms are standard in the Company’s industry. The food brokers sell the Company’s products in both the retail and institutional/food service markets. The retail market, consisting of Supermarkets, has generally accounted for approximately 93% of the Company’s net sales while Institutional Purchasers have accounted for the remaining 7% of net sales.

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

The Company’s two largest customers represented 20% and 12% of its net sales in 2005, 21% and 14% in 2004 and 19% and 13% in 2003, respectively. The Company does not have a long-term contractual relationship with either customer. The Company believes the loss of either of these customers would have a material adverse affect on the Company’s business, financial condition and results of operations. To this point, during 2003, the Vita Seafood Segment’s largest customer discontinued a Vita Seafood Segment product resulting in a material impact to the Company’s financial results for 2004. However, in 2004 the Company replaced much of this business through sales to other customers. The Company believes that its present working relationships with these customers that have been built up over time are likely to continue.

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

Foreign Sales

The Company had sales to foreign countries totaling $1,471,000, $2,076,000 and $1,658,000 during 2005, 2004 and 2003, respectively.

Product Return Policy

The Vita Seafood Segment guarantees the sale of most of its products sold in Supermarkets, excluding warehouse clubs, which sales represent approximately 76% of that segment’s sales. This guarantee helps ensure that consumers receive fresh products. Under the guarantee, products not sold before the expiration date are either returned to the Company through its food brokers or are disposed of by the Supermarkets or food distributor. A credit is then issued to the Supermarket or food distributor. The Company provides a reserve that is recorded concurrently with the sale. The Company believes, based on its historical return rates, which have been fairly consistent over the past several years, that this reserve is adequate to recognize the cost of all foreseeable future product return credits associated with previously recognized revenues.

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

The Company has also licensed the “Elf” brand name, of herring products, which the Company believes has widespread consumer recognition in the Midwest region of the country. The Company obtained all of Lyon Food Product Inc.’s rights to the “Elf” trademark in connection with herring products from Food Marketing Corp. pursuant to a letter agreement (the “Letter Agreement”). Ownership of the “Elf” trademark originally belonged to Food Marketing Corp. and was transferred to SuperValu, Inc., which affirmed Lyon Food’s right to use the mark as set forth in the Letter Agreement and consented to the Company’s right to use the trademark in connection with smoked fish products. The Letter Agreement is terminable upon six months notice to the Company. The Company also sells, under a new product line of premium smoked Atlantic Salmon, “Grand Isle.”  The Company applied for and received a registered federal trademark for “Grand Isle.”  In addition, the Company plans to sell, under a new product line of marinated salmon, “Simply Salmon.”  The Company has applied for and is awaiting approval of a registered federal trademark for “Simply Salmon.”

Vita Specialty Foods Segment

Through its acquisitions of Virginia Honey and Halifax, the Company also acquired the federally registered trademarks “Virginia Brand”, “Oak Hill Farms” and “Scorned Woman”. In addition, the Company is now producing and marketing products under various third-party licensing agreements. The Company believes that the brand names of Jim Beam®, Kahlúa®, Courvoisier® and certain colleges and universities can attract consumer attention in a highly competitive marketplace. The Company believes these licensing agreements can provide opportunities within the Company’s national sales and distribution network to add significant sales growth. The Company plans to explore the use of additional brand names through third-party licensing agreements as part of its overall strategy. The Company is not aware of any names or marks which infringe on any of those the Company uses. Although the Company sells products under a number of other brand and trade names, such other brand or trade names are not material to the Company’s marketing strategy. The Company also uses various recipes and proprietary formulations in its products, which it maintains as trade secrets. The Company does not believe its business is otherwise dependent upon any patent, license, trademark, service mark or copyright.

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

Employees

At December 31, 2005, the Company had 159 full-time employees. Additionally, up to 40 workers are hired on a temporary basis each year to meet seasonal production demands. At the Chicago Illinois plant, except for supervisors, all production employees are represented by the Local 546 United Food & Commercial Workers, International Union and maintenance employees are represented by the Local 399 International Union of Operating Engineers. The Company has not experienced any work stoppages since the Company was acquired by the Investors in 1982. The Company considers its relations with its employees to be good.

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

Vita Specialty Food Segment’s operations and the production facility from which such operations are conducted are under license by the Department of Alcohol, Tobacco and Firearms (the “ATF”), subject to extensive federal laws and regulations based on the Vita Specialty Food Segment’s use of alcohol as an ingredient in a number of its food products. The Company believes that its current products and processes and reporting requirements satisfy all applicable regulations set forth by the ATF and its licensing provisions.

Seasonality

See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Seasonality; Quarterly Results.”

Item 1A. Risk Factors.

The Company is subject to a number of important risks and uncertainties. The accompanying risk factors should be read in conjunction with the information included in this Annual Report on Form 10-K.

We have incurred substantial indebtedness.  Amounts outstanding under the revolving facility, the Term A and Term B facilities at December 31, 2005 were $8,588,000; $6,242,000 and $49,000 respectively. The ratio of long term debt to total capitalization was 74% at December 31, 2005. This substantial indebtedness represents an element of risk in the event that our operating proceeds are insufficient to meet the principal and interest payments on our indebtedness. If our cash flow is insufficient to service our debt, the value of our equity could be reduced or eliminated through foreclosure.

Restrictions imposed by the terms of our Loan Agreement may limit our operating and financial flexibility. All of our assets have been pledged as security for any borrowings under the Loan Agreement (as hereinafter defined). The Loan Agreement contains various business and financial covenants including among other things, a debt service ratio, a net worth covenant and a ratio of total liabilities to tangible net worth. Our failure to comply with our obligations under the Loan Agreement may result in an event of default, which, if not cured or waived, may permit acceleration of the indebtedness under the Loan Agreement. We most likely would not have sufficient funds available to pay any accelerated indebtedness and cannot be certain that we would even have the ability to refinance accelerated indebtedness on favorable terms should an event of default occur.

Changes in interest rates affect the interest rate payable under our Loan Agreement. We are exposed to interest rate fluctuations, primarily as a result of its Loan Agreement with rates which are based on a factor of the prime rate and thus subject to market fluctuations. We do not currently use derivative instruments to alter the interest rate characteristics of any debt.

General economic conditions and conditions in the retail environment could adversely affect our customers.  Our largest customers are in the retail grocery business and we guarantee the sales to the majority of these customers. Accordingly, a slow down in the economy, especially in the retail market could directly affect the Company’s revenues and profitability.

We are dependent on a few large customers.  During 2005, our two largest customers represented 20% and 12% of its net sales. We do not have a long term contract with either of these customers and the loss of either customer would have a material adverse affect on the Company’s business.

Reduced spending by customers could significantly impact our operating results, financial condition and cash flows. While we enjoy very good relationships with our customers, there can be no assurance that our principal customers will continue to purchase products from us at the current levels. Orders from our customers are affected by factors such as new product introductions, product life cycles, inventory levels, manufacturing strategies, contract awards, competitive conditions and general economic conditions. The reduction, delay or cancellation of orders or a delay in shipment of products to such customers could have a material adverse effect on our operating results, financial condition and cash flows.

Prices of our raw materials regularly fluctuate.  The cost of our raw materials, especially herring, salmon and honey, represents a large portion of the cost to customers of our products. Customers may be unwilling to pay cost increases resulting from increases in raw material prices. A significant increase in the cost of our products which cannot be passed on to the customers could have an adverse affect on our revenues and profits.

We have numerous competitors with financial and other resources greater than ours.  We encounter competition from a number of competitors in the sale of our products. Many of our competitors have financial, product development and other resources greater than ours. Our inability to compete with our competitors effectively by developing and introducing innovative new products on a timely basis could have an adverse affect on our results of operations.

Our business is seasonal in nature.  Many of our products are seasonal in nature causing a concentration of annual revenue generation to occur in a relatively short time span. Consequently, a loss of business during the peak business season, for any reason, may result in reduced full year revenues.

We may be unable to execute our acquisition strategy.  Our long term strategy includes a focus on acquisitions. We anticipate that significant future growth, if any, will be the result of the acquisition strategy and the successful integration of the acquired businesses into the existing operations. Currently, we have no agreements or understandings with respect to any acquisitions and there can be no assurance that we will be successful in pursuing other potential acquisitions. Moreover, no assurances can be given that any completed acquisition will be beneficial to us or that the operations of an acquired entity will be successfully integrated into our operations. In addition, the costs associated with this strategy, means of financing any potential acquisitions, and consummation and integration of any potential acquisitions could significantly impact our financial and operating performance.

We may experience significant volatility in our stock price which may negatively impact our ability to finance future growth.  The trading price of our Common Stock is subject to wide fluctuations in response to quarter-to-quarter fluctuations in operating results and other events or factors. In addition, stock markets have experienced extreme price and trading volume volatility in recent years. Our Common Stock has historically had relatively small trading volumes. As a result, small transactions in our Common Stock can have a disproportionately large impact on the quoted price of the Common Stock. We believe that our future growth through either current operations or any future acquisitions may be at least partially financed through the capital markets. Thus, fluctuations in our stock price will have an affect on the financing available.

We are dependent on attracting and retaining key personnel. The Company believes the success of the organization is dependant upon the continued success of attracting and retaining talented personnel.

The terms of our relationships with our suppliers could change. We do not have long term purchase agreements with any supplier. Our ability to continue to procure key materials at a competitive price is critical to future success. There can be no assurance that our current suppliers will not consolidate, go out of business, terminate their relationship with us or negatively change the terms upon which they service us. We purchase herring from one supplier. Other raw materials and co-packed products, such as salmon, are purchased from a number of sources, allowing us to negotiate competitive prices. A consolidation of such suppliers could have an adverse affect on the price of our key materials.

Trade accounts receivable potentially subject us to significant concentrations of credit risk.  We primarily provide credit in the normal course of business. We perform ongoing credit evaluations of our customers and maintain allowances for potential credit losses, if necessary. However, actual write-offs could exceed those recorded allowances for doubtful accounts.

Promotional programs offered to our customers may result in excessive cost.  In accordance with industry practices, inventory is sold to customers often with the right to return or dispose if the merchandise is not resold prior to the expiration of its shelf life. In order to support our products, various marketing programs are offered to customers, which reimburse them for a portion, or all of their promotional activities related to our products. We regularly review and revise, when we deem necessary, estimates of costs to us for these marketing and merchandising programs based on estimates of what has been incurred by customers. Actual costs incurred by us may differ significantly if factors such as the level and success of the customers’ programs or other conditions differ from expectations.

We could experience a material goodwill impairment.  Our assets include a substantial amount of goodwill. This is a result of the acquisition of VSF. The value of this goodwill is assessed at least annually. If future operating performance at this business unit were to fall significantly below current levels, a non-cash charge to operating earnings for goodwill impairment could result.

Government regulations including any future claims could have a negative impact.  Local authorities measure and assess the amount of certain pollutants discharged from the Chicago facility and entering the wastewater treatment system. These authorities have the power to fine or temporarily close that production facility. Furthermore, the quality of our products is regulated by the FDA and failure to comply with regulations could result in a product recall or temporary closure of a facility.

Certain of our employees are covered under a collective bargaining agreement.  Our production employees at the Chicago facility, other than supervisors, are represented by the Local 546 United Food & Commercial Workers, International Union and maintenance employees are represented by the Local 399 International Union of Operating Engineers. Although we consider our labor relations to be good, a strike, walkout or lockout occurred for a significant period of time could have an adverse affect on results of operations.

We could be exposed to increased costs and risks associated with complying with increasing and new regulations of corporate governance and disclosure standards.  The SEC has postponed, for one year, the compliance date for reporting on internal controls by non-accelerated filers. Despite this postponement, we expect to continue to spend an increased amount of management time and internal and external resources to comply with changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new SEC regulations and American Stock Exchange rules. In particular, Section 404 of the Sarbanes-Oxley Act of 2002 requires management’s annual review and evaluation of our internal control system and attestations of the effectiveness of these systems by our independent auditors. We will be documenting and testing internal control systems and procedures and considering improvements that could be necessary in order for us to comply with the requirements of Section 404 by the end of 2007. This process may require us to hire outside advisory services and has resulted in additional accounting and legal expenses. While we believe that we currently have adequate internal controls over financial reporting, in the event that the chief executive officer, chief financial officer or independent auditors determine that the controls over financial reporting are not effective as defined under Section 404, investors’ perceptions of us could be adversely affected and could cause a decline in the market price of our stock.

Item 1B. Unresolved Staff Comments.

Not applicable

Item 2. Properties.

The Company produces, packages, stores, and distributes its Vita and Elf Brand of herring and Vita and Grand Isle Brand of salmon products at the Company-owned facility located in Chicago, Illinois. The Company’s facility is located on 125,600 square feet of land. The facility contains approximately

82,200 square feet of space, including approximately 65,000 square feet of production space, approximately 13,900 square feet of refrigerated storage space, and approximately 3,300 square feet of office space. LaSalle National Bank of Chicago has a mortgage on this facility.

The Company produces, packages, stores, and distributes its Vita and Virginia Brand salad dressing products and its Oak Hill Farms, Jim Beam® Brand, and Scorned Woman Brand of products ranging from salad dressing, cooking sauces, pasta sauces, hot sauces and beverage products and its Virginia Brand honey products at a leased facility located in Martinsburg, West Virginia. The Company’s facility is located on 8.75 acres of land. The facility contains approximately 68,000 square feet of space, including approximately 62,300 square feet of production space, and approximately 5,700 square feet of office space.

The Company manufactures and stores, for its own use, plastic bottles at a leased facility located in Berryville, Virginia. The Company’s facility is located on 6.25 acres of land. The facility contains approximately 24,000 square feet of space, including approximately 23,250 square feet of production space, and approximately 750 square feet of office space.

The Company believes that its current facilities provide sufficient capacity for its needs.

Item 3. Legal Proceedings.

The Company is not currently involved in any material pending legal proceedings and is not aware of any material legal proceedings threatened against it.

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the fourth quarter 2005.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters Securities.

The Company’s Common Stock began trading on the Chicago Stock Exchange on January 17, 1997, and on the American Stock Exchange on May 12, 1997, under the symbol “VSF”. The Company believes that as of February 28, 2006 there were approximately 800 beneficial holders of the Company’s Common Stock.

The Company has never paid a cash dividend on its Common Stock and currently anticipates that all of its earnings will be retained for use in the operation and expansion of its business. The Company’s revolving and term loan facilities restrict the Company’s ability to pay dividends through requiring approval from the lender.

There were no treasury stock repurchases in the fourth quarter 2005.

The following table sets forth the high and low sales prices per share for the Common Stock of the Company for each quarter within fiscal years 2005 and 2004.

Quarter	High	Low

1st – 2005	$3.81	$2.90
2nd – 2005	2.94	2.01
3rd – 2005	2.99	2.30
4th – 2005	2.32	1.63

1st – 2004	9.50	5.55
2nd – 2004	5.64	4.37
3rd – 2004	4.74	3.10
4th – 2004	3.95	3.06

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	349,600	$3.84	321,062
Equity compensation plans not approved by security holders	0	0	0
Total	349,600	$3.84	321,062

Item 6. Selected Financial Data.

In thousands, except per share data

Year Ended December 31,	2005(4)	2004(3)	2003	2002(2)	2001(1)

Net Sales	$46,856	$48,756	$50,930	$42,863	$31,982
Operating (Loss) Profit	(358)	(2,219)	2,502	2,915	2,099
Operating Margin	(0.80)%	(4.60)%	4.90%	6.80%	6.56%
Net (Loss) Income	(889)	(2,717)	1,048	1,446	1,156
Basic Earnings (Loss) per Share	(0.23)	(0.71)	0.28	0.39	0.31
Diluted Earnings (Loss) per Share	(0.23)	(0.71)	0.27	0.38	0.31
Cash	25	56	125	46	529
Total Assets	27,023	25,300	29,084	26,542	20,068
Long-Term Debt (less current maturities)	16,653	15,498	17,685	14,416	7,112
Shareholders’ Equity	3,702	4,564	7,192	5,993	4,430

(1)                        Includes the results of Virginia Honey since the effective acquisition date of July 1, 2001.

(2)                        Includes the results of Halifax since the effective acquisition date of November 1, 2002.

(3)                        Operating results for 2004 include a $2,314,000 goodwill impairment charge.

(4)                        Operating results for 2005 include a $301,000 charge, net of tax benefit, to recognize the future costs associated with a senior executive officer, whose duties have been materially reduced.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

Comparison of Year Ended December 31, 2005 and Year Ended December 31, 2004

Revenues. Net sales for the year ended December 31, 2005 were $46,856,000 compared to $48,756,000 for 2004, a decrease of $1,900,000 or 3.9%. Of this decrease, $1,325,000 is attributable to the Vita Specialty Foods Segment, which had 2005 revenues of $20,549,000, representing a reduction of 6.1% and $575,000 is attributable to the Vita Seafood Segment, which had 2005 revenues of $26,397,000, representing a decrease of 2.1%. The decrease for the Vita Specialty Food Segment is largely a reflection of the sales of honey products, which were down $1,178,000 and salad dressing products which were down $640,000. The decrease in honey sales is a result of a 25% decrease in average selling price, since there was actually more pounds of honey sold in 2005 than in 2004. These lower prices followed the open market pricing for this commodity. Salad dressing sales decreased primarily as a result of sales broker transition issues which affected one key regional market. Partially offsetting the decline in sales of these Vita Specialty Food product lines was an improvement of returns and allowances for this business unit of $527,000, primarily due to reduced sales promotional programs. In addition to the decrease from the Vita Specialty Foods Segment was a decline of $575,000, or 2.1% for the Vita Seafood Segment, which was primarily the result of an $833,000 decrease in gross sales of herring products reflecting both the loss of a significant co-pack customer which is no longer in business and reduced volume with a major wholesale club. This decrease in the herring product line was partially offset by a $114,000 increase for salmon products, primarily reflecting the success of marketing for both colored and natural products and an improvement of $139,000 for sales returns and allowances resulting from reduced promotional costs.

Gross Margin.  Gross margin for the year ended December 31, 2005 was $14,223,000 compared to $14,348,000 for 2004, a decrease of $125,000 or 0.9%. The Vita Seafood Segment accounted for a $84,000 increase but the Vita Specialty Foods Segment, following the large sales decline, incurred a $209,000 decrease. The increased gross margin for the Vita Seafood Segment, in the face of lower sales, was a result of both this segment’s ability to pass along a portion of the cost increases by focusing on product pricing and on the reduction of sales return and allowance costs. As a percentage of net sales, gross margin totaled 30.4%, which was 1.0 percentage point above the 29.4% prior year result. Gross margin for the Vita Specialty Foods Segment, as a percentage of net sales rose to 35.3%, compared to the 34.1% prior year result, as the sales decrease occurred largely in the lower margin honey product line. The Vita Seafood Segment’s gross margin, as a percentage of net sales, also increased, rising to 26.5% in 2005 from 25.6% in 2004; this was primarily due to a combination of strategic pricing decisions, reduced sales returns and allowances and a sales mix shift away from the lower margin resale salmon product and in favor of the higher margin colored and natural lines.

Operating Expenses.  Selling, marketing, distribution and administrative expenses for the year ended December 31, 2005 were $14,080,000 compared to $14,253,000 for 2004, a decrease of $173,000 or 1.2%. As a percentage of net sales, however, these expenses rose to 30.0% from 29.2% for 2004. The Vita Specialty Foods Segment accounted for a decrease of $474,000 with an increase of $301,000 attributable to the Vita Seafood Segment. The total reduction reflects a $478,000 decrease for selling, marketing and distribution and a $305,000 increase in administrative expenses. The Vita Specialty Foods Segment is primarily responsible for the improvement in selling, marketing and distribution expenses. This improvement primarily reflects lower total salespersons’ compensation expenses of $265,000, largely as a result of the Budd settlement and additional reductions in proportion with the volume decrease plus a reduction of freight out and other distribution related expenses totaling $178,000, which results from both the overall lower sales volume and from a greater portion of the current year sales being concentrated in large volume transactions. The decrease in selling, marketing and distribution was partially offset by a $305,000 increase in administrative spending. This can be explained by increased professional fees totaling $323,000 reflecting, among other things, the cost of work performed for the stockholders’ rights plan, acquisition investigations and the Sarbanes Oxley initiative.

Employment Contract Charge.  During the fourth quarter of 2005 a $502,000, non cash charge was recognized to account for the future costs associated with a senior executive officer, pursuant to a 2005 amendment to his employment contract, which significantly reduced his duties during 2006 and committed the Company to terminate the agreement in 2007. The Company expects to pay $294,000 in 2006 without the benefit of any services from the officer and $208,000 in 2007 as severance.

Goodwill Impairment Charge.  During the fourth quarter of 2004, the Company completed its annual assessment of impairment regarding the goodwill recorded as a result of the Virginia Honey acquisition ($6,004,000) and the Halifax acquisition ($2,307,000). This assessment, supported by an independent appraisal of the fair value of VSF was made using customary valuation methodologies including discounted cash flows and fundamental analysis, did reveal impairment issues. The appraisal reflected a decreased fair value of VSF, principally caused by the decline in operating income of VSF during 2004. That decline was primarily a result of a substantial decline in the sales of Halifax products – which were down $1,600,000 or 21% in 2004. Based on the appraised value of VSF, the resulting impairment charge of approximately $2,314,000 was recorded in the fourth quarter of 2004. The 2005 appraisal did not result in additional impairment.

Interest Expense. Interest expense for the year ended December 31, 2005 was $1,082,000 compared to $767,000 for the same period in 2004, an increase of $315,000 or 41.1%. This increase was primarily attributable to higher interest rates on the Company’s bank loan facilities as detailed under “Liquidity and Capital Resources – Third Party Financing” and in Note 4 of “Item 8. Financial Statements”.

Income Taxes. A tax credit for the year ended December 31, 2005 of $552,000 or 38% of pretax loss, was recognized, compared to a credit of $269,000 or 40% of pretax income, excluding the goodwill impairment, during 2004.

Net Income. As a result of the operating results described above, net loss for the year ended December 31, 2005 was $(889,000) or $(0.23) per share on both a basic and diluted per share basis. This compares to a net loss of $(2,717,000) or $(0.71) per share on both a basic and diluted basis for 2004, a 67% reduction of the loss which totaled $1,882,000 or $0.49 per share, on both a basic and a diluted basis.

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

Goodwill Impairment Charge.  During the fourth quarter of 2003, the Company completed its annual assessment of impairment regarding the goodwill recorded as a result of the Virginia Honey acquisition ($6,004,000) and the Halifax acquisition ($2,307,000). This assessment, supported by independent appraisals of the fair value of VSF, did not identify any impairment. However, the 2004 independent appraisal – made using customary valuation methodologies including discounted cash flows and fundamental analysis, did reveal impairment issues. The revised appraisal reflects a decreased fair value of VSF, principally caused by the decline in operating income of VSF during 2004. That decline was primarily a result of a substantial decline in the sales of Halifax products – which were down $1,600,000 or 21% in 2004. Based on the appraised value of VSF, the resulting impairment charge of approximately $2,314,000 was recorded in the fourth quarter of 2004.

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

Seasonality; Quarterly Results

The Company has in the past and expects in the future to experience significant fluctuation in quarterly operating results. Historically, the Company’s net sales and net income, absent unusual charges, have typically been the highest in the fourth quarter of each year. The Company’s business is seasonal because its sales volume increases significantly during the Christmas holiday season and, to a lesser extent, during other holidays in the fall and spring and periods of colder weather in certain sections of the country. Certain of these holidays, including Passover, Easter, Yom Kippur and Rosh Hashanah, may fall in different quarters in different years and could cause the quarterly operating results to fluctuate in the future. However, through the Vita Specialty Food Segment acquisitions and the introduction of new non-seasonal or counter-seasonal products, the variability in the Company’s quarterly operating results have been less pronounced

Liquidity and Capital Resources

Working Capital

At December 31, 2005, the Company had $7,887,000 in working capital, compared to $8,288,000 at December 31, 2004, a decrease of $401,000 or 4.8%. As a result, the current ratio fell to 2.3 to 1.0 from 2.8 to 1.0. Primary factors contributing to the working capital reduction include a $900,000 increase in accounts payable and other current liabilities due to the timing of payments at both business segments plus a $598,000 increase in the current portion of debt, primarily reflecting the increased term loan balance and the amounts due in 2006 under a revised employment contract. This decrease is net of an inventory increase of $554,000; a $20,000 combined net increase in accounts receivable, prepaid expenses and cash and plus an additional $524,000 increase in current income tax net assets. The Vita Specialty Foods Segment accounted for a $906,000 increase in inventories partially offset by lower balances at the Vita Seafood Segment. The increase of the current income tax assets is a reflection of both increased amounts anticipated to be received as refunds and increased current deferred taxes.

Third Party Financing

On September 8, 2003, the Company entered into a loan agreement with a bank (the “Loan Agreement”) and paid off its existing credit facility with initial borrowings under this new Loan Agreement. The original Loan Agreement provided for a two-year $8,500,000 revolving line of credit (the ‘revolver’), a five-year $6,500,000 term loan (the ‘Term A Loan”) and a six-year $3,000,000 term loan (the “Term B Loan”). The Term B Loan was never utilized. During 2004 and 2005, the Loan Agreement was amended several times to, among other things, extend the maturity dates of the revolver and change the available borrowings under the revolver (which most recently had been $10,500,000), the Term Loans and an over-advance loan of $1,000,000 which was terminated on February 28, 2006. On March 24, 2006, the Loan Agreement was further amended. Pursuant to this latest amendment, the Loan Agreement now provides for a $9,500,000 revolver which terminates on April 1, 2007; a $7,750,000 Term A Loan due in monthly installments of $80,000 through July 31, 2008 with a balloon payment of $3,682,000 due on August 31, 2008; a $150,000 capital expenditure Term Loan B due in monthly installments of 1/60th of the outstanding balance as of August 2006 from that date through May 31, 2010 and the remainder due on June 30, 2010. The revolver is now limited to a borrowing base equal to 80% of eligible accounts receivable and 60% of eligible inventories, as defined. No borrowing was outstanding under the over-advance line as of December 31, 2005. Outstanding borrowings under the Loan Agreement are secured by substantially all assets of the Company.

Interest under each piece of the amended Loan Agreement is at a floating rate per annum equal to the prime rate plus 0.5%. This rate was 7.75 percent as of December 31, 2005.

The Loan Agreement imposes certain restrictions on the Company, including its ability to complete significant asset sales, merge or acquire businesses and pay dividends. Additionally, the Company must meet certain financial covenants at each quarter end during the term of the Loan Agreement, including a Minimum Tangible Net Worth, a Minimum EBITDA and a Minimum Cash Flow Coverage Leverage ratio, all as defined in the Loan Agreement. During 2004 and 2005, the Company had violated certain of these covenants and had obtained permanent waiver from the bank for such violations. The March 24, 2006 amendment to the Loan Agreement retroactively amended these financial covenants, and, as amended, the Company was in compliance with those covenants. Management believes that the Company will maintain compliance with the amended covenants.

Amounts Owed Pursuant to Acquisitions

Pursuant to the Company’s acquisitions of Virginia Honey and Halifax in 2001 and 2002, respectively, the previous owners of those businesses, both of whom are employees; one of whom is a director of the Company, and is subject to earn out provisions that have resulted in additional payments and may continue for one more period to result in an additional payment by the Company for the acquired businesses. As amended, the earn out provisions for Terry Hess, the previous owner of Virginia Honey, have resulted in an additional amount of $840,000 paid to Mr. Hess in April 2005. This first earn out payment was based on the operating results of Virginia Honey for the period from January 1, 2001 to December 31, 2002. In addition, a second earn out payment to be made to Mr. Hess in the amount of $700,000 will be paid in April 2006. The second earn out payment was based on the operating results of the VSF for the period from January 1, 2003 to December 31, 2005. A potential remaining earn out payment to Mr. Hess will be based on the earnings of VSF, as computed by a predefined allocation formula, for the period January 1, 2006 to December 31, 2007. Should VSF maintain its current profitability level throughout this period, management estimates that an additional payment with a net present value as of December 31, 2005 of approximately $550,000 would be due to Mr. Hess in April 2008. Any future payment will be recorded as additional goodwill, and be subject to impairment analysis, when and if such payment is finally determined at the end of the period described above. Accordingly, the $700,000 due to Mr. Hess in April 2006 has been recorded as an addition to goodwill in the December 31, 2005 balance sheet.

Similarly, Robert Budd, the previous owner of Halifax, had two separate earn out periods — January 1, 2003 to December 31, 2005 and January 1, 2006 to December 31, 2007. Potential remaining earn out payments to Mr. Budd were to be based on earnings of the Vita Specialty Foods Segment, as computed by a pre-defined allocation formula. On January 7, 2005, the Company terminated Mr. Budd’s Employment Agreement, made as of November 1, 2002 between Halifax and Mr. Budd in connection with the Company’s acquisition of Halifax. The Company alleged a for “cause” termination as defined in the Employment Agreement, and, in connection therewith, filed suit against Mr. Budd which was settled in accordance with the terms and conditions of the Settlement Agreement entered into on March 28, 2005. Pursuant to the Settlement Agreement, the remaining potential earn out payments to Mr. Budd have been eliminated entirely. See Note 2 to “Item 8. Financial Statements.”

Contractual Obligations

The aggregate amount of long-term obligations maturing by year is presented in the table below.

During 2005, the Company incurred rental expense of approximately $676,000, primarily due to operating leases for the facilities in Martinsburg, West Virginia; Berryville, Virginia and Atlanta, Georgia and for equipment at the herring and salmon product processing facility in Chicago, Illinois. Future commitments under all operating leases are presented in the table below.

In connection with the Halifax acquisition, the Company acquired the licensing rights to various brand names. Along with these rights, the Company has assumed the commitment to make minimum royalty payments under the terms of these licensing agreements.

The Company intends to refinance the bank debt coming due during years 1 through 3.

	Payments due by period
	(in thousands)
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Obligations including interest	$19,860	$2,664	$15,092	$359	$1,745
Capital Lease Obligations	—	—	—	—	—
Operating Lease Obligations	6,033	676	1,142	825	3,390
Purchase Obligations	—	—	—	—	—
Licensing Royalties	780	238	542	—	—
Total Contractual Obligations	$26,673	$3,578	$16,776	$1,184	$5,135

The ratio of long-term debt-to-total capitalization was 74% at December 31, 2005 and 71% at December 31, 2004. The Company believes its financial resources are adequate to fund its needs for at least the next twelve months.

Cash Flow

Cash flows from operating activities. Net cash provided by operating activities was $300,000 for the year ended December 31, 2005, compared to $2,420,000 for the year ended December 31, 2004. Since net non cash income was relatively flat between years, this $2,120,000 decrease was largely due to changes in non cash working capital items. Most noteworthy, was an increase of inventories of which $1,160,000 is raw materials purchased in anticipation of strong first quarter 2006 sales.

Cash flows from investing activities. Net cash used in investing activities was $863,000 and $1,196,000 for the years ended December 31, 2005 and 2004, respectively. During both years, this cash was used primarily for capital additions totaling $841,000 during 2005 and $1,178,000 during 2004. The capital expenditures for both years primarily reflect investment in production equipment at the Chicago and the Martinsburg facilities. The reduction between years is primarily due to the largest single piece of production equipment having been obtained during 2005 through an operational lease agreement which thus had minimal effect on cash flow. Similar cash usage is anticipated for the year ending December 31, 2006.

Cash flows from financing activities. Net cash provided by financing activities was $532,000 for the year ended December 31, 2005, compared to cash used of $1,293,000 for the year ended December 31, 2004. The most recent year activity included $840,000 used to make the scheduled installment payment under the terms of the Virginia Honey acquisition agreement. During 2005, $1,383,000 of net bank borrowing was provided to cover both the cash used for this installment payment and the investing activities, net of cash provided from operations, as described above. Outflows in 2004 primarily include $1,382,000 of net debt payments.

Inflation

Inflation has historically not had a material effect on the Company’s operations.

Impact of Recently Issued Accounting Standards

In December 2004, the FASB issued Statement of Financial Accounting Standards 123 (revised 2004) “Share-Based Payment” (“SFAS 123R”). Among other things, SFAS 123R requires expensing the fair value of stock options, which was previously optional. SFAS 123R is effective as of January 1, 2006. The Company expects the impact of adopting SFAS 123R in 2006 would result in a pre-tax expense of $14,000, assuming no further grants are made in 2006.

In November 2004, the FASB issued Statement of Financial Accounting Standards No. 151, “Inventory Costs — An Amendment of ARB No. 43, Chapter 4” (“SFAS 151”) which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). The Company is required to adopt the provisions of SFAS 151 for inventory costs incurred in 2006. The Company does not expect the adoption of this statement to have a material impact on its financial condition or results of operations.

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

Revenue Recognition and Merchandise Returns

Revenue is recognized upon the passing of title to the customers, which occurs upon shipment of product to customers, including brokers, in fulfillment of customer orders. In accordance with industry practices, inventory is sold to customers often with the right to return or dispose if the merchandise is not resold prior to the expiration of its shelf life. In order to support the Company’s products, various marketing programs are offered to customers, which reimburse them for a portion, or all of their promotional activities related to the Company’s products. The Company regularly reviews and revises, when it deems necessary, estimates of costs to the Company for these marketing and merchandising programs based on estimates of what has been incurred by customers. Actual costs incurred by the Company may differ significantly if factors such as the level and success of the customers’ programs or other conditions differ from expectations. Sales are reduced by a provision for estimated future returns, disposals and promotional expense.

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

When the Company determines that the carrying value of goodwill may not be recoverable based upon the existence of one or more of the above indicators of impairment, the Company will review for impairment under the provisions of SFAS 142. The Company uses an independent appraisal in its assessments.

The provisions of SFAS 142 also required an annual impairment test for goodwill. See Note 1 of “Item 8. Financial Statements” for a further description of the annual goodwill impairment assessment.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

The Company is exposed to interest rate fluctuations, primarily as a result of its Loan Agreement with interest rates subject to market fluctuations. The Company does not currently use derivative instruments to alter the interest rate characteristics of any of its debt. The Loan Agreement (as amended) includes a revolving line of credit and two term loan facilities with a bank, all of which bear interest at a floating per annum rate equal to the prime rate plus one-half of one percent. At December 31, 2005 this resulted in a 7.75% rate for the revolving and the term loan facilities. A 10% fluctuation in interest rates would not have a material impact on the Company’s financial statements.

Forward-Looking Statements

This annual report on Form 10-K, including “Description of Business,” “Description of Property,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Financial Statements and Supplementary Data” and Quantitative and Qualitative Disclosures About Market Risk,” contains forward-looking statements within the meaning of the “safe-harbor” provisions of the Private Securities Litigation Reform Act of 1995. Such statements are based on management’s current expectations and are subject to a number of factors and uncertainties which could cause actual results to differ materially from those described in the forward-looking statements. Such factors and uncertainties include: (i) the impact of the level of the Company’s indebtedness; (ii) restrictive covenants contained in the Company’s various debt documents; (iii) general economic conditions and conditions in the retail environment; (iv) the Company’s dependence on a few large customers; (v) relationships with retailers; (vi) price fluctuations in the raw materials used by the Company, particularly herring and salmon; (vii) whether the Company will be capable of increasing sales of Halifax products; (viii) its ability to sell Vita Seafood Segment products for higher prices to take account of increased costs incurred by the Company; (ix) competitive conditions in the Company’s markets; (x) the seasonal nature of the Company’s business; (xi) the Company’s ability to execute its acquisition strategy; (xii) fluctuations in the stock market; (xiii) the extent to which the Company is able to retain and attract key personnel; (xiv) relationships with key vendors; (xv) consolidation of the Company’s supplier base and (xvi) the impact of federal, state and local environmental requirements (including the impact of current or future environmental claims against the Company). As a result, the Company’s operating results may fluctuate, especially when measured on a quarterly basis.

Item 8. Financial Statements and Supplementary Data.

Listed below are the financial statements included in this part of the Annual Report on Form 10-K:

Report of Independent Registered Public Accounting Firm

To the Board of Directors of

Vita Food Products, Inc.

Chicago, Illinois

We have audited the accompanying consolidated balance sheets of Vita Food Products, Inc. and Subsidiary, as of December 31, 2005 and 2004, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Vita Food Products, Inc. and Subsidiary, as of December 31, 2005 and 2004, and the results of their operations and cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO Seidman, LLP

Chicago, Illinois
February 15, 2006, except for certain matters described in Note 4, as to which the date is March 24, 2006

Consolidated Balance Sheets	Vita Food Products, Inc.
And Subsidiary

December 31,	2005	2004

ASSETS
Current Assets
Cash	$25,133	$55,968
Accounts receivable-trade, net of allowance for discounts, returns, and doubtful accounts of $563,000 in 2005 and $569,000 in 2004	5,215,912	5,118,517
Inventories
Raw material and supplies	5,503,048	4,342,754
Work in process	192,630	235,504
Finished goods	1,827,245	2,390,924
Prepaid expenses and other current assets	400,679	447,602
Income taxes receivable	381,312	35,441
Deferred income taxes	519,578	377,115
Total Current Assets	14,065,537	13,003,825

Property, Plant and Equipment
Land	35,000	35,000
Building and improvements	2,660,975	2,626,097
Leasehold improvements	549,926	425,336
Machinery and office equipment	11,302,648	10,636,716
	14,548,549	13,723,149
Less accumulated depreciation and amortization	(8,710,072)	(7,797,581)
Net Property, Plant and Equipment	5,838,477	5,925,568

Goodwill	6,696,705	5,996,705
Other Assets	422,661	373,695
Total Assets	$27,023,380	$25,299,793

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Current maturities of long-term obligations	$2,217,840	$1,619,430
Accounts payable	3,142,406	2,278,696
Accrued expenses	853,982	817,919
Total Current Liabilities	6,214,228	4,716,045

Long-term Obligations, Less Current Maturities	16,653,369	15,497,900

Deferred income taxes	453,728	522,039

Shareholders’ Equity
Preferred stock, $.01 par value, authorized 1,000,000 shares; none issued
Common stock, $.01 par value; authorized 10,000,000 shares;
outstanding 3,879,338 shares in 2005 and 3,865,254 shares in 2004	38,793	38,652
Treasury stock, at cost 6,516 shares	(50,043)	(50,043)
Additional paid-in capital	3,812,397	3,785,596
Retained earnings	(99,092)	789,604
Total Shareholders’ Equity	3,702,055	4,563,809
Total Liabilities and Shareholders’ Equity	$27,023,380	$25,299,793

See accompanying notes to consolidated financial statements.

Consolidated Statements of Operations	Vita Food Products, Inc.
And Subsidiary

Year Ended December 31,	2005	2004	2003

Net Sales	$46,856,130	$48,756,128	$50,930,474
Cost of Goods Sold	32,633,126	34,408,406	35,099,833
Gross Margin	14,223,004	14,347,722	15,830,641

Selling and Administrative Expenses
Selling, Marketing & Distribution	9,493,225	9,971,794	8,738,409
Administrative	4,586,282	4,281,352	4,590,003
Employment Contract Charge	501,709	—	—
Goodwill Impairment Charge	—	2,313,954	—
Total Selling and Administrative Expenses	14,581,216	16,567,100	13,328,412
Operating (Loss) Profit	(358,212)	(2,219,378)	2,502,229

Interest Expense	1,082,484	766,823	752,175
(Loss) Income Before Income Tax (Benefit) Expense	(1,440,696)	(2,986,201)	1,750,054
Income Tax (Benefit) Expense	(552,000)	(269,000)	702,000
Net (Loss) Income	$(888,696)	$(2,717,201)	$1,048,054

Basic (Loss) Earnings Per Share	$(0.23)	$(0.71)	$0.28
Weighted Average Common Shares Outstanding	3,862,430	3,840,017	3,789,428

Diluted (Loss) Earnings Per Share	$(0.23)	$(0.71)	$0.27
Weighted Average Common Shares Outstanding	3,862,430	3,840,017	3,925,681

Consolidated Statements of Shareholders’ Equity

				Additional
	Common Stock		Treasury	Paid-in	Retained
	Shares	Amount	Stock	Capital	Earnings	Total

Balance, at January 1, 2003	3,773,895	$37,739	$0	$3,496,482	$2,458,751	$5,992,972

Proceeds from stock purchase and stock option plans	45,221	452	—	150,780	—	151,232

Net Income	—	—	—	—	1,048,054	1,048,054
Balance, at December 31, 2003	3,819,116	38,191	0	3,647,262	3,506,805	7,192,258

Proceeds from stock purchase and stock option plans	46,138	461	—	138,334	—	138,795

Treasury stock purchases	—	—	(50,043)	—	—	(50,043)

Net loss	—	—	—	—	(2,717,201)	(2,717,201)
Balance, at December 31, 2004	3,865,254	38,652	(50,043)	3,785,596	789,604	4,563,809

Proceeds from stock purchase and stock option plans	14,084	141	—	26,801	—	26,942

Net loss	—	—	—	—	(888,696)	(888,696)
Balance, at December 31, 2005	3,879,338	$38,793	$(50,043)	$3,812,397	$(99,092)	$3,702,055

See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows	Vita Food Products, Inc.
And Subsidiary

Year Ended December 31,	2005	2004	2003

Cash Flows From Operating Activities
Net (loss) income	$(888,696)	$(2,717,201)	$1,048,054
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	961,927	983,366	956,461
Deferred income tax (benefit) provision	(458,000)	(288,000)	488,000
Employment contract charge	501,709	—	—
Goodwill impairment charge	—	2,313,954	—
Changes in assets and liabilities
Accounts receivable	(97,395)	1,426,004	(1,248,331)
Inventories	(553,741)	249,330	(528,851)
Prepaid expenses and other current assets	32,857	33,767	(144,632)
Income taxes receivable	(98,645)	518,863	(173,366)
Accounts payable	863,710	(20,884)	(1,283,811)
Accrued expenses	36,060	(79,094)	(501,364)
Net cash provided by (used in) operating activities	299,786	2,420,105	(1,387,840)

Cash Flows From Investing Activities
Capital expenditures	(840,865)	(1,177,642)	(1,135,894)
Change in other assets	(22,064)	(18,567)	(37,286)
Net cash used in investing activities	(862,929)	(1,196,209)	(1,173,180)

Cash Flows From Financing Activities
Proceeds from issuance of stock and exercise of stock options	26,942	138,795	151,232
Net borrowings (payments) under revolving loan facility	910,472	(613,625)	2,931,791
Payments on term loan facility	(825,489)	(768,512)	(6,714,886)
Proceeds from term loan	1,298,846	—	6,500,000
Payments on other debt	(840,422)	—	—
Purchase of treasury stock	—	(50,043)	—
Payments under capital lease obligations	—	—	(131,038)
Deferred loan costs paid	(38,041)	—	(96,719)
Net cash provided by (used in) financing activities	532,308	(1,293,385)	2,640,380
Net (decrease) increase in cash	(30,835)	(69,489)	79,360

Cash, at beginning of year	55,968	125,457	46,097
Cash, at end of year	$25,133	$55,968	$125,457

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$990,682	$682,398	$737,316
Income taxes paid (received)	$4,646	$(499,506)	$387,366

See accompanying notes to consolidated financial statements.

Vita Food Products, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

1.              Summary of Significant Accounting Policies

Industry

Vita Food Products, Inc. (“Vita Seafood”) processes and sells various herring, cured and smoked salmon products and other complementary specialty food products throughout the United States. Vita Seafood has one processing plant located in Chicago, Illinois. Vita Specialty Foods, Inc. (“VSF”), a wholly owned subsidiary of Vita Seafood, manufactures and distributes salad dressings, gourmet sauces, honey, jams and jellies. VSF has two manufacturing plants located in Martinsburg, West Virginia and Berryville, Virginia. Management considers Vita Seafood and VSF as separate business segments which are collectively referred to herein as the “Company”.

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

Revenue Recognition and Merchandise Returns

Revenue is recognized upon the passing of title to the customers, which occurs upon shipment of product to customers, including brokers, in fulfillment of customer orders. In accordance with industry practices, inventory is sold to customers often with the right to return or dispose if the merchandise is not resold prior to the expiration of its shelf life. In order to support the Company’s products, various marketing programs are offered to customers, which reimburse them for a portion, or all, of their promotional activities related to the Company’s products. The Company regularly reviews and revises, when it deems necessary, estimates of costs to the Company for these marketing and merchandising programs based on estimates of what has been incurred by customers. Actual costs incurred by the Company may differ significantly if factors such as the level and success of the customers’ programs or other conditions differ from expectations. Sales are reduced by a provision for estimated future returns, disposals and promotional expense.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are customer obligations due under normal trade terms. The Company sells products to distributors and retailers throughout the food industry. The Company performs continuing credit evaluations of its customers’ financial condition.

Senior management reviews accounts receivable on a regular basis to determine if any receivables will potentially be uncollectible. The Company provides an allowance sufficient to cover any accounts receivable balances that are potentially uncollectible, along with a general reserve based on historic experience. After attempts to collect the receivable have failed and it is considered to be uncollectible, it is written off against the allowance. Based on the information available, the Company believes the allowance for doubtful accounts as of December 31, 2005 to be adequate and not excessive. However, it is still possible that in the future, actual write offs may exceed the recorded balance.

The allowance for discounts, returns and doubtful accounts has fluctuated as follows over the last three years:

Allowance for Discounts, Returns and Doubtful Accounts

(in thousands)

Calendar Year	Balance at Beginning of Year	Charged to Expense	Write-offs & Collections	Balance at End of Year
2003	$277	74	(50)	$301
2004	$301	306	(38)	$569
2005	$569	99	(105)	$563

Inventories

Inventories are stated at the lower of cost or market. Costs are determined by the first-in, first-out method and include raw materials, labor and plant overhead.

Property, Plant and Equipment

Property, plant and equipment are stated at cost. Depreciation and amortization are being provided, on straight-line methods, over the estimated useful lives of the assets as follows:

Buildings	31.5 years

Buildings improvements	15 years

Machinery and equipment	5 to 15 years

Office and transportation equipment	3 to 7 years

Leasehold improvements are being amortized on a straight-line basis over the lives of the respective leases or the service lives of the improvements whichever is shorter. Amortization of assets under capital lease is included in depreciation and amortization. Repair and maintenance items are expensed as incurred.

Long-Lived Assets

The Company reviews the carrying values of its long-lived assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Any long-lived assets held for disposal are reported at the lower of their carrying amounts or fair value less cost to sell. As of December 31, 2005, there has been no impairment of plant, property and equipment.

Goodwill

The changes in the carrying amount of goodwill related to the VSF acquisitions for the years ended December 31, 2005 and 2004 were as follows:

Balance as of December 31, 2003	$8,310,659

Goodwill impairment charge	(2,313,954)
Balance as of December 31, 2004	5,996,705

Additional purchase price payable related to the Virginia Honey acquisition	700,000
Balance as of December 31, 2005	$6,696,705

On January 1, 2002, the Company adopted SFAS No. 142 “Goodwill and Other Intangible Assets” (“SFAS 142”), which addresses the financial accounting and reporting standards for goodwill and other intangible assets subsequent to their acquisition.  This accounting standard requires that goodwill no longer be amortized, and instead be tested for impairment on at least an annual basis.

During the fourth quarter of 2003, the Company completed its annual assessment of impairment regarding the goodwill recorded as a result of the Virginia Honey acquisition ($6,004,000) and the Halifax acquisition ($2,307,000).  Those assessments, supported by independent appraisals of the fair value of VSF, did not identify any impairment.  However, the 2004 independent appraisal — made using customary valuation methodologies including discounted cash flows and fundamental analysis, did reveal impairment issues.  The appraisal reflected a decreased fair value of VSF, principally caused by the decline in operating income of VSF during 2004.  That decline was primarily a result of a substantial decline in the sales of Halifax products – which were down $1,600,000 or 21% in 2004.  Based on the appraised value of VSF, the resulting impairment charge of approximately $2,314,000 was recorded in the fourth quarter of 2004.  The 2005 assessment and independent appraisal did not indicate any further impairment.

The additional purchase price payable at December 31, 2005 is more fully described in Note 2.

Estimates

The accompanying financial statements include estimated amounts and disclosures based on management’s assumptions about future events.  Actual results may differ from those estimates.

Advertising

Advertising costs are expensed as incurred and included in selling, marketing and distribution expenses.  Advertising expenses amounted to approximately $280,000, $349,000 and $393,000 in 2005, 2004 and 2003, respectively.

Shipping and Handling Fees

The Company classifies shipping and handling costs billed to customers as revenue.  Costs related to shipping and handling are classified as part of selling, marketing and distribution expenses and were $3,339,000, $3,539,000 and $2,851,000 in 2005, 2004 and 2003, respectively.

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

The following is a reconciliation from basic earnings (loss) per share to diluted earnings (loss) per share for each of the last three years:

	Net Income (Loss)	Weighted Average Shares Outstanding	Earnings (Loss) Per Share
2005
Basic	$(888,696)	3,862,430	$(0.23)
Effect of dilutive stock options	—	—
Diluted	$(888,696)	3,862,430	$(0.23)
2004
Basic	$(2,717,201)	3,840,017	$(0.71)
Effect of dilutive stock options	—	—
Diluted	$(2,717,201)	3,840,017	$(0.71)
2003
Basic	$1,048,054	3,789,428	$0.28
Effect of dilutive stock options	—	136,253
Diluted	$1,048,054	3,925,681	$0.27

In 2005, 2004 and 2003 there were an additional 349,600, 330,400 and 29,000 common shares, respectively, issuable upon exercise of stock options that were not considered in the computation because they would have been anti-dilutive.

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

The Company is required to provide pro forma disclosures of net income (loss) and earnings (loss) per share had the Company adopted the fair value method under Statement of Financial Accounting Standards No. 123. The weighted-average, grant date fair value of stock options granted to employees during the year and the weighted-average significant assumptions used to determine those fair values, using a modified Black-Scholes option pricing model, and the pro forma effect on earnings (loss) of the fair value accounting for stock options under Statement of Financial Accounting Standards No. 123, are as follows:

	2005	2004	2003
Weighted average fair value per options granted	$2.67	$4.42	$2.71

Significant assumptions (weighted average)
Risk-free interest rate at grant date	4.3%	4.1%	3.7%
Expected stock price volatility	0.43	0.68	0.72
Expected dividend payout	—	—	—
Expected option life (years)	5	5	5

Net (loss) Income
As reported	$(888,696)	$(2,717,201)	$1,048,054
Deduct total stock based compensation expense (net of income taxes) determined under the fair value method	(303,911)	(117,637)	(92,199)
Pro forma	$(1,192,607)	$(2,834,838)	$955,855

Basic (loss) earnings per share
As reported	$(0.23)	$(0.71)	$0.28
Pro forma	$(0.31)	$(0.74)	$0.25

Diluted (loss) earnings per share
As reported	$(0.23)	$(0.71)	$0.27
Pro forma	$(0.31)	$(0.74)	$0.24

The accelerated vesting of certain stock options in 2005 (see note 9 for further description) increased the 2005 pro forma expense by $200,171.

Recent Accounting Pronouncements

In December 2004, the FASB issued Statement of Financial Accounting Standards 123 (revised 2004) “Share-Based Payment” (“SFAS 123R”). Among other things, SFAS 123R requires expensing the fair value of stock options, which was previously optional. SFAS 123R is effective as of January 1, 2006. The Company expects the impact of adopting SFAS 123R in 2006 would result in a pre-tax expense of $14,000, assuming no further grants are made in 2006.

In November 2004, the FASB issued Statement of Financial Accounting Standards No. 151, “Inventory Costs – An Amendment of ARB No. 43, Chapter 4” (“SFAS 151”) which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). The Company is required to adopt the provisions of SFAS 151 for inventory costs incurred in 2006. The Company does not expect the adoption of this statement to have a material impact on its financial condition or results of operations.

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

On the November 6, 2002 closing date, as a direct cost of the acquisition, the Company paid cash of $450,000 to Mr. Budd in partial payment of the $795,781 preexisting debt owed to him by Halifax. The Company has recorded the discounted value of the remaining debt as a long-term obligation as described in Note 4. The Company also assigned to Mr. Budd any potential rights or exposure associated with an unresolved legal case involving Halifax. The case was settled by all parties in 2005 and was dismissed with prejudice at an insignificant cost of legal fees to the Company.

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

The acquisition and exit costs consisted of the following:

	Closedown	Employee
	of	Severance
	Facility	& Related	Other	Total
Exit costs incurred in acquisition	$497,538	$111,699	$115,266	$724,503

Payments made during the twelve months ending December 31, 2003	481,247	111,699	115,266	708,212
Acquisition cost accrual, December 31, 2003 (all paid in 2004)	$16,291	$—	$—	$16,291

Earn Out Provision under Acquisition Agreements

Pursuant to the Company’s acquisitions of Virginia Honey and Halifax in 2001 and 2002, respectively, the previous owners of those businesses, both of whom are employees; and one of whom is a director of the Company, and is subject to earn out provisions that have resulted in additional payments and may continue for one more period to result in an additional payment by the Company for the acquired businesses. As amended, the earn out provisions for Terry Hess, the previous owner of Virginia Honey, have resulted in an additional amount of $840,000 paid to Mr. Hess in April 2005. This first earn out payment was based on the operating results of Virginia Honey for the period from January 1, 2001 to December 31, 2002. In addition, a second earn out payment to be made to Mr. Hess in the amount of $700,000 will be paid in April 2006. The second earn out payment was based on the operating results of VSF for the period from January 1, 2003 to December 31, 2005. A potential remaining earn out payment to Mr. Hess will be based on the earnings of VSF, as computed by a predefined allocation formula, for the period January 1, 2006 to December 31, 2007. Should VSF maintain its current profitability level throughout this period, management estimates that an additional payment with a net present value as of December 31, 2005 of approximately $550,000 would be due to Mr. Hess in April 2008. Any future payment will be recorded as additional goodwill, and be subject to impairment analysis, when and if such payment is finally determined at the end of the period described above.

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

The Settlement Agreement also amended the Non-Competition and Non-Solicitation Agreement entered into by Budd in connection with the Company’s acquisition of Halifax. Pursuant to the Non-Competition Agreement, as amended, Budd is prohibited from competing with the Company and soliciting its employees and customers until March 1, 2010, provided, that Mr. Budd may freely engage in any business that is not producing products competitive with the products of the Company as of February 28, 2005.

3.   Accrued Expenses

Accrued expenses consist of the following:

December 31,	2005	2004

Interest	$111,069	$41,159
Salaries and bonuses	302,882	284,901
Taxes other than income taxes	54,200	64,407
Utilities, freight and other	385,831	427,452
	$853,982	$817,919

4.   Long-Term Obligations

Long-term obligations consist of the following:

December 31,	2005	2004

Revolving loan facility (a)	$8,588,089	$7,677,617
Term loan facility (a)	6,242,000	5,636,000
Term loan - B facility (a)	48,846
Term loan payable (b)	2,480,948	2,599,846
Additional purchase price payable to Mr. Hess (c)	700,000	831,659
Robert J. Budd Note (d)	231,887	315,276
Employment contract (e)	501,709
Other notes payable	77,730	56,932
	18,871,209	17,117,330
Less current maturities	2,217,840	1,619,430

	$16,653,369	$15,497,900

(a) On September 8, 2003, the Company entered into a loan agreement with a bank (the “Loan Agreement”) and paid off its existing credit facility with initial borrowings under this new Loan Agreement. The original Loan Agreement provided for a two-year $8,500,000 revolving line of credit

(the ‘revolver’), a five-year $6,500,000 term loan (the ‘Term A Loan”) and a six-year $3,000,000 term loan (the “Term B Loan”). The Term B Loan was never utilized. During 2004 and 2005, the Loan Agreement was amended several times to, among other things, extend the maturity dates of the revolver and change the available borrowings under the revolver (which most recently had been $10,500,000), the Term Loans and an over-advance loan of $1,000,000 which was terminated on February 28, 2006. On March 24, 2006, the Loan Agreement was further amended. Pursuant to this latest amendment, the Loan Agreement now provides for a $9,500,000 revolver which terminates on April 1, 2007; a $7,750,000 Term A Loan due in monthly installments of $80,000 through July 31, 2008 with a balloon payment of $3,682,000 due on August 31, 2008; a $150,000 capital expenditure Term Loan B due in monthly installments of 1/60th of the outstanding balance as of August 2006 from that date through May 31, 2010 and the remainder due on June 30, 2010. The revolver is now limited to a borrowing base equal to 80% of eligible accounts receivable and 60% of eligible inventories, as defined. No borrowing were outstanding under the over-advance line as of December 31, 2005. Outstanding borrowings under the Loan Agreement are secured by substantially all assets of the Company.

Interest under each piece of the amended Loan Agreement is at a floating rate per annum equal to the prime rate plus 0.5%. This rate was 7.75 percent as of December 31, 2005.

The Loan Agreement imposes certain restrictions on the Company, including its ability to complete significant asset sales, merge or acquire businesses and pay dividends. Additionally, the Company must meet certain financial covenants at each quarter end during the term of the Loan Agreement, including a Minimum Tangible Net Worth, a Minimum EBITDA and a Minimum Cash Flow Coverage Leverage ratio, all as defined in the Loan Agreement. During 2004 and 2005, the Company had violated certain of these covenants and had obtained permanent waiver from the bank for such violations. The March 24, 2006 amendment to the Loan Agreement retroactively amended these financial covenants, and, as amended, the Company was in compliance with those covenants. Management believes that the Company will maintain compliance with the amended covenants.

(b) As part of the acquisition agreement for Virginia Honey, the Company assumed a 7.0% note payable to a former Virginia Honey shareholder. At December 31, 2005 the balance due was $2,480,948. This note is secured and is payable in monthly installments through 2018.

(c) As described in Note 2, Mr. Hess earned additional purchase price on his sale of Virginia Honey to the Company based on a measurement date of December 31, 2005. That obligation is payable in April 2006.

(d) The merger agreement with Halifax provided that, as part of the acquisition price, the Company would repay the balance of a note due to the former owner by Halifax, to that individual on April 1, 2006. The Settlement Agreement entered into between the Company and such former owner in connection with the Company’s institution of litigation against the former owner amended the terms of the note to provide for payment in 78 bi-weekly equal installments of $4,241. The principle amount did not change and no interest accrues on this debt. See Note 10 for further information regarding this obligation.

(e) During the fourth quarter of 2005, a $501,709 non cash charge was recognized to account for the future costs associated with a senior officer, pursuant to a 2005 amendment to his employment contract, which significantly reduced his duties during 2006 and committed the Company to terminate the agreement in 2007. The Company expects to pay $294,189 in 2006 without the benefit of any services from the officer and $207,520 in 2007 as severance.

Scheduled annual maturities of long-term obligations as of December 31, 2005 are as follows:

Year ending December 31,

2006	$2,217,840
2007	10,033,864
2008	4,515,872
2009	175,196
2010	184,019
2011 and subsequent	1,744,418

$18,871,209

5.   Income Taxes

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes as well as credit carryforwards. The effects of existing temporary differences, that give rise to significant portions of the net deferred income tax asset (liability), are as follows:

December 31,	2005	2004

Deferred income tax asset:
Uniform inventory capitalization	$76,000	$68,000
Accrued expenses and reserves	383,000	276,000
Contributions carryover	60,000	77,000
Net operating loss carryforwards	264,000	300,000

	747,000	721,000
Deferred income tax liability:
Depreciation	(849,000)	(866,000)

Net deferred income tax asset (liability)	$66,000	$(145,000)

The Company has gross federal net operating loss carryforwards of $ 1.2 million, which expire, if unused, in 2022 – 2024.

Income tax (benefit) expense for the years ended December 31, 2005, 2004 and 2003 consist of the following:

December 31,	2005	2004	2003

Current	$(94,000)	$19,000	$214,000
Deferred	(458,000)	(288,000)	488,000

Income tax (benefit) expense	$(552,000)	$(269,000)	$702,000

The reconciliation of income tax computed at the United States federal statutory tax rate of 34% to income tax (benefit) expense is as follows:

Year ended December 31,	2005	2004	2003

Tax at federal statutory rate	$(495,000)	$(1,015,000)	$595,000
Impairment charge	—	787,000	—
Other (primarily state taxes)	(57,000)	(41,000)	107,000

Income tax (benefit) expense	$(552,000)	$(269,000)	$702,000

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

B.    The Company leases two of its Virginia Honey facilities from a former owner of Virginia Honey, who is now an officer of Vita Seafood and VSF. During 2003, the Company renewed both of these leases, one through December 31, 2008 and the second through December 31, 2018. Additional renewal options are available. Future payments under these leases amount to approximately $512,000 for both of 2006 and 2007, $524,000 for 2008 and $412,000 each of the subsequent periods. Rent expense under these agreements totaled $519,000, $451,000 and $358,000 in 2005, 2004 and 2003, respectively.

C.    The Company leases its Atlanta office from an unrelated lessor. The lease expires on August 31, 2006. Future payments under the lease will amount to approximately $25,000 for 2006. Since November 1, 2002, the effective date of the lease, rent expense under this agreement totaled $89,000.

D.    See Note 2 for potential Company obligations related to an earn out provision under the acquisition agreements for Virginia Honey and Halifax.

E.     The Company has brand name product licensing agreements, which contain provisions for minimum future royalty payments, which currently expire in 2008. During 2005, 2004 and 2003, the Company paid $555,000, $535,000 and $271,000, respectively, in royalty payments under these licensing agreements. The minimum future royalty payments are $238,000, $258,000 and $285,000 for 2006, 2007 and 2008, respectively.

F.     The Company has an operating lease for production equipment at the Virginia Honey facility. This lease originated in 2004 and during 2005 and 2004 the Company paid $60,000 and $21,000 respectively. This lease expires in 2007. Future payments are $140,000 in 2006 and $105,000 in 2007.

7.   Employee Benefit Plans

The Company has established a qualified 401(k) profit sharing plan covering its non-union employees. Participants may elect to defer a portion of their annual compensation. The Company may contribute amounts at the discretion of the board of directors. The Company expensed 401(k) matching contributions of $43,000, $68,000 and $67,000 in 2005, 2004 and 2003, respectively.

Additionally, the Company participates in two multi-employer plans that provide benefits to the Company’s union employees. Contributions to the plans for the years ended December 31, 2005, 2004 and 2003 were $34,000, $35,000 and $33,000, respectively.

8.   Major Customers

In the year ended December 31, 2005, the Company had sales to one customer representing 20% and sales to another customer representing 12% of total annual net sales. At December 31, 2005, these customers had open accounts receivable balances of $767,000 and $554,000, respectively. During 2004, the Company had sales to one customer representing 21% and sales to another customer representing 14% of total annual net sales. At December 31, 2004, these customers had open accounts receivable balances of $705,000 and $941,000, respectively. During 2003, the Company had sales to one customer representing 19% and sales to another customer representing 13% of total annual net sales.

9.        Stock Option and Purchase Plans

On September 11, 1996, the Company adopted the Vita Food Products, Inc. 1996 Stock Option Plan for employees or other constituencies of the Company, including members of the board of directors who are employees. The plan was amended and restated in 2004 to provide for 525,000 shares of common stock to be reserved for issuance upon the exercise of options designated as either an “incentive stock option” or as a “nonqualified stock option.”  These options vest at 20% per year and may be granted to employees or other constituencies of the Company, including members of the board of directors who are employees. On September 11, 1996, the Company also adopted the Vita Food Products, Inc. 1996 Stock Option Plan for Non-Employee Directors. The plan was amended and restated in 2000 to provide for 175,000 shares of common stock to be reserved for issuance upon the exercise of options designated as a “nonqualified stock option.”  These options become fully vested six months after issuance and may be granted to directors who are not employees of the Company. Generally, all options are issued at exercise prices equal to market price and are exercisable for a period of ten years from the date of grant. Further, in September 1996, the Company adopted the 1996 Employee Stock Purchase Plan pursuant to which 150,000 shares of common stock have been reserved for issuance. In December 2005, the Company’s board of directors elected to fully vest all unvested employee stock options granted between 2001-2004. This election was made in order to reduce the complications of and potential compensation expense pursuant to adopting FASB 123(R) as of January 1, 2006. No additional compensation expense was recorded due to exercise prices of the accelerated unvested options exceeding the market value of the Company’s stock in December 2005.

Information with respect to the stock option plans follows:

Year ended December 31,	2005	2004	2003

Options outstanding at beginning of year	330,400	314,400	328,500
Options granted	80,500	50,000	35,000
Options exercised	—	(23,500)	(32,200)
Options forfeited	(61,300)	(10,500)	(16,900)

Options outstanding at end of year	349,600	330,400	314,400

Weighted average remaining contractual life	6.6 yrs.	6.8 yrs.	7.3 yrs.
Options exercisable	286,600	200,180	173,120

Exercise prices per option granted	$1.71-$3.41	$4.45-$7.52	$4.00-$5.15

Weighted Average Exercise Price	2005	2004	2003

January 1,	$4.15	$3.52	$3.42
December 31,	3.84	4.15	3.52
Exercised	—	2.43	3.08
Exercisable	4.14	3.60	3.03
Forfeited	3.99	4.83	4.20

10.  Employment Contracts

In 2002, the Company entered into employment agreements with two officers of the Company. Under the terms of these agreements, the officers were each entitled to be paid a salary of $240,030 annually (adjusted annually for increases of at least the cost of living index), plus bonuses, if any, and certain perquisites. During 2003, one of the officers had his employment agreement renewed on substantially the same terms and conditions through December 2006. In December 2005, the Company’s board of directors exercised its right to terminate his contract effective December 31, 2006 in accordance with the terms of that agreement and also decided to substantially reduce the duties to be provided by the officer in 2006. During 2004, the other officer had his agreement renewed on substantially the same terms and conditions through December 2006. The Company intends to amend this agreement to reflect a reduction in salary and duties, and extend the term to 2009. In addition, the Company has entered into an employment agreement with another one of its officers in 2006.

The Company also entered into an employment agreement with an officer of Virginia Honey in conjunction with the purchase of Virginia Honey. The agreement extends to December 31, 2007 (as amended) and calls for the officer to receive a salary of $300,000 per year with, at the sole discretion of Virginia Honey’s board of directors, a maximum raise equal to the percentage increase in the cost of living index.

In addition, in January 2005, the Company terminated an employment agreement with an officer of Halifax that was entered into in conjunction with the purchase of Halifax. The agreement had a term that extended to December 31, 2007 and called for the officer to receive a salary of $242,500 per year with a 3% per year increase starting January 1, 2004. See Note 2 for a further description of the termination of employment agreement and the settlement that was entered into between the parties in respect of the litigation commenced by the Company against the former Halifax officer.

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

Business segment information is as follows ($000’s):

Year ended December 31,	2005	2004	2003

Goodwill
Vita Seafood	$—	$—	$—
VSF	6,697	5,997	8,311

Total Goodwill	$6,697	$5,997	$8,311

Total Assets
Vita Seafood	$18,523	$17,934	$20,056
VSF	8,500	7,366	9,028

Total Assets	$27,023	$25,300	$29,084

Net Sales
Vita Seafood	$26,397	$26,972	$27,216
VSF	20,459	21,784	23,714

Total Net Sales	$46,856	$48,756	$50,930

Operating (Loss) Profit
Vita Seafood (b) (c)	$(1,290)	$(483)	$612
VSF (a)	932	(1,736)	1,890

Total Operating (Loss) Profit	$(358)	$(2,219)	$2,502

Net (Loss) Income
Vita Seafood (b) (c)	$(1,174)	$(521)	$148
VSF (a)	285	(2,196)	900

Total Net (Loss) Income	$(889)	$(2,717)	$1,048

Depreciation and Amortization
Vita Seafood	$491	$500	$540
VSF	471	483	416

Total Depreciation and Amortization	$962	$983	$956

Capital Expenditures
Vita Seafood	$244	$612	$389
VSF	597	566	747

Total Capital Expenditures	$841	$1,178	$1,136

(a)          Includes the 2004 goodwill impairment charge of $2,314.

(b)         Includes various unallocated corporate expenses that benefit both segments but are monitored as part of the Vita Seafood segment.

(c)          Includes in 2005 a $502 charge, $301 net of tax benefit, to recognize the future costs associated with a senior executive officer, whose duties have been materially reduced.

13.       Selected Quarterly Financial Data (unaudited)

For The Three Month Periods Ended

(in thousands, except share and per share data)

	March 31, 2005	June 30, 2005	September 30, 2005	December 31, 2005
Revenues	$11,020	$10,232	$11,418	$14,186
Gross Profit	3,324	3,553	3,227	4,119
Net Income (Loss)	(257)	51	(257)	(a) (426)

Basic Income (Loss) per Share	$(0.07)	$0.01	$(0.07)	$(0.11)
Weighted Average Common Shares Outstanding	3,858,738	3,858,738	3,866,062	3,866,062

Diluted Income (Loss) per Share	$(0.07)	$0.01	$(0.07)	$(0.11)
Weighted Average Common Shares Outstanding	3,858,738	3,884,002	3,866,062	3,866,062

(a)          Includes a $301 charge, net of tax benefit, to recognize the future costs associated with a senior executive whose duties have been materially reduced.

For The Three Month Periods Ended

(in thousands, except share and per share data)

	March 31, 2004	June 30, 2004	September 30, 2004	December 31, 2004
Revenues	$12,612	$10,658	$11,575	$13,911
Gross Profit	3,835	3,109	3,060	4,343
Net Loss	(38)	(340)	(276)	(a) (2,062)
Basic Loss per Share	$(0.01)	$(0.09)	$(0.07)	$(0.54)
Weighted Average Common Shares Outstanding	3,833,319	3,836,100	3,847,214	3,847,214

Diluted Loss per Share	$(0.01)	$(0.09)	$(0.07)	$(0.54)
Weighted Average Common Shares Outstanding	3,833,319	3,836,100	3,847,214	3,847,214

(a)          Includes goodwill impairment charge of $2,314.

14.                               Subsequent Event (unaudited)

In February 2006, the Company entered into agreements pursuant to which five individuals or their affiliated entities will invest a total of $2,500,000 in the Company. The investors will receive units consisting of an aggregate of 1,000,000 shares of common stock; three-year warrants to purchase 500,000 shares of common stock at an exercise price of $5.00 per share; and five-year warrants to purchase an additional 500,000 shares of common stock at an exercise price of $7.50 per share. The investors include the following: (i) Stephen D. Rubin, the President and a director of the Company, (ii) Clifford K. Bolen, the Chief Operating Officer and Chief Financial Officer of the Company, together with certain of his affiliates, (iii) Delphi Casualty Co., of which Glenn S. Morris, a director of the Company, owns a 44% equity interest, (iv) a trust of which John C. Seramur, a director of the Company, serves as trustee, as well as (v) one unrelated third-party investor.

The transactions were subject to the Board of Directors’ receipt of a fairness opinion from an investment banker or other acceptable party, and to approval by the American Stock Exchange, each of which has been received.

Upon the closing of the transactions, Messrs. Rubin and Bolen as well as Terry W. Hess, the President of VSF and a director of the Company, were appointed to a newly established Office of the Chief Executive. Mr. Rubin will also serve as the non-executive Chairman of the Board. In addition, Mr. Bolen has entered into an employment agreement with the Company.

The Company intends to use the funds to reduce debt, increase working capital and allow the Company to consider potential expansion, including through acquisitions.

On March 24, 2006, the Company entered into an Eighth Amendment to Loan and Security Agreement with LaSalle Bank National Association (the “Lender”) (the “Amendment”). Pursuant to the Amendment, the Lender and the Company have agreed to (i) extend the termination date of the revolving loans issued under the Loan and Security Agreement dated as of September 5, 2003, between the parties, as amended (the “Loan Agreement”), to April 1, 2007; (ii) decrease the principal amount of the revolving loans issued under the Loan Agreement which was temporarily at $10,500,000 to $9,500,000; (Iii) modify certain of the Company’s financial covenants under the Loan Agreement; and (iv) increase the frequency of certain reports provided by the Company to the Lender.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

No changes in accountants or disagreements with accountants on accounting and financial disclosure occurred.

Item 9A. Controls and Procedures.

Under the supervision and with the participation of the Company’s management team, the principal executive officer and principal financial officer have evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rules 13a – 15(e) and 15d – 15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2005 and, based on their evaluation, have concluded that these controls and procedures are effective. There were no changes in the Company’s internal control over financial reporting during the fiscal quarter ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 9B. Other Information.

All information required to be disclosed in a report on Form 8-K during the fourth quarter of 2005 has been reported.

PART III

Item 10. Directors and Executive Officers of the Registrant.

The information required by this Item 10 is incorporated herein by reference to the information set forth under the captions “Election of Directors,” “Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive Proxy Statement for the 2006 Annual Meeting of Stockholders.

Item 11. Executive Compensation.

The information required by this Item 11 is incorporated by reference to the information set forth under the caption “Compensation of Executive Officers” in the Company’s definitive Proxy Statement for the 2006 Annual Meeting of Stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item 12 is incorporated by reference to the information set forth under the caption “Security Ownership of Principal Holders and Management” in the Company’s definitive Proxy Statement for the 2006 Annual Meeting of Stockholders.

Item 13. Certain Relationships and Related Transactions.

The information required by this Item 13 is incorporated by reference to the information set forth under the caption “Certain Relationships and Related Transactions” in the Company’s definitive Proxy Statement for the 2006 Annual Meeting of Stockholders.

Item 14. Principal Accountant Fees and Services.

The information required by this Item 14 is incorporated by reference to the information set forth under the caption “Audit Committee Disclosure” in the Company’s definitive Proxy Statement for the 2006 Annual Meeting of Stockholders.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)(1), (a)(2) and (c):             The Company has filed its consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K.

(a)(3) and (b):        Listed below are the exhibits filed as part of this Annual Report on Form 10-K:

Number		Exhibit Title

(1)	2.1	Stock Purchase Agreement, dated as of June 29, 2001, between Vita Food Products, Inc., Virginia Honey Company, Inc. and Terry W. Hess (Ex. 2.1)

(2)	2.2	Merger Agreement, dated as of October 17, 2002, between the Company, Vita Holdings, Inc., Vita/Halifax Acquisition Company, Halifax, Robert J. Budd, Oak Hill Family LLC and Terry W. Hess (Ex 2.2)

(3)	3.1	Articles of Incorporation of the Company (Ex. 3.1)

(3)	3.2	By-laws of the Company (Ex. 3.2)

(3)	4.1	Form of Common Stock Certificate (Ex. 4.1)

(9)	4.2	Certificate of Designation of Series A Preferred Stock, as filed with the Secretary of State of Delaware on November 11, 2005 (Ex. 4.1)

(4)	10.1	Loan and Security Agreement dated as of September 5, 2003 by and between the Company and LaSalle National Bank, N.A. (Ex. 10.1)

(10)	10.1.1	First Amendment to Loan and Security Agreement dated November 5, 2004 (Ex. 10.1.1)

(5)	10.1.2	Second Amendment to Loan and Security Agreement dated December 21, 2004 (Ex. 10.1)

(11)	10.1.3	Third Amendment to Loan and Security Agreement dated January 31, 2005 (Ex. 10.1)

(12)	10.1.4	Fourth Amendment to Loan and Security Agreement dated April 4, 2005 (Ex. 10.1)

(13)	10.1.5	Fifth Amendment to Loan and Security Agreement dated June 30, 2005 (Ex. 10.1)

(14)	10.1.6	Sixth Amendment to Loan and Security Agreement dated August 4, 2005 (Ex. 10.1)

(15)	10.1.7	Seventh Amendment to Loan and Security Agreement dated August 30, 2005 (Ex. 10.1)

	10.1.8	Eighth Amendment to Loan and Security Agreement dated March 24, 2006 *

(3)	10.2	Form of 1996 Employee Stock Option Plan (Ex. 10.4)

(3)	10.3	Form of 1996 Stock Option Plan for Non-Employee Directors (Ex. 10.5) [x]

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

(3) Incorporated by reference to Form SB-2 Registration Statement (File No. 333 5738), filed with the Securities and Exchange Commission on September 23, 1996.  Form SB-2 Exhibit Number is included in parenthesis following the title of the exhibit.

(4) Incorporated by reference to Form 10-Q for the fiscal quarter ended September 30, 2003, filed with the Securities and Exchange Commission on November 14, 2003. Form 10-Q Exhibit Number is included in parenthesis following the title of the exhibit.

Number		Exhibit Title

(3)	10.4	Form of Employment Agreement between the Company and Stephen D. Rubin (Ex. 10.7) [x]

(6)	10.4.1	Amendment One to Employment Agreement between the Company and Stephen D. Rubin (Ex. 10.4.1) [x]

(10)	10.4.2	Amendment Two to Employment Agreement between the Company and Stephen D. Rubin (Ex. 10.4.2) [x]

(7)	10.5	Employment Agreement dated as of January 1, 2004 between the Company and Clark L. Feldman (Ex. 10.6) [x]

(3)	10.6	Long Term Supply/Purchase Agreement dated as of September 1, 1992 by and between the Company and Barry’s Limited (Ex. 10.9)

(3)	10.7	Gorenstein Agreement dated September 20, 1996 by and among the Company, Stephen D. Rubin, Clark L. Feldman, Sam Gorenstein, David Gorenstein and J.B.F. Enterprises (Ex. 10.26)

(1)	10.8	Form of Employment Agreement, dated as of July 1, 2001, between Virginia Honey Company, Inc. and Terry W. Hess (First Exhibit to Ex. 2.1) [x]

(10)	10.8.1	Amendment One to Employment Agreement between Virginia Honey Company, Inc. and Terry W. Hess (Ex. 10.8.1) [x]

(8)	10.9	Employment Agreement, made as of November 1, 2002 between The Halifax Group, Inc. and Robert J. Budd (Ex. 10.1) [x]

(8)	10.10	Amendment to Employment Agreement, made as of March, 2003 between The Halifax Group, Inc. and Robert J. Budd (Ex. 10.2)

(8)	10.11	Non-Competition and Non-Solicitation Agreement, made as of November 1, 2002 among Vita Food Products, Inc., Vita Holdings, Inc., The Halifax Group, Inc. and Robert J. Budd (Ex. 10.3)

(10)	10.12	Confidential Settlement Agreement and Mutual Release, entered into on March 28, 2005, among the Vita Food Products, Inc., Vita Specialty

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

(9) Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on November 15, 2005.  Form 8-K Exhibit Number is included in parenthesis following the title of the exhibit.

(10) Incorporated by reference to Form 10-K for the fiscal year ended December 31, 2004, filed with the Securities and Exchange Commission on March 31, 2005.  Form 10-K Exhibit Number is included in parenthesis following the title of the exhibit.

(11) Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on April 12, 2005.  Form 8-K Exhibit Number is included in parenthesis following the title of the exhibit.

Number		Exhibit Title

		Foods, Inc., Virginia Honey Company, Inc., The Halifax Group, Inc. and Robert J. Budd (Ex. 10.12) [x]

(9)	10.13	Form of Rights Agreement dated as of November 10, 2005, between Vita Food Products, Inc. and American Stock Transfer and Trust Company (Ex. 10.1)

(16)	10.14	Employment Agreement, made as of March 20, 2006 between Vita Food Products, Inc. and Clifford Bolen (Ex. 10.1) [x]

(7)	14.1	Code of Ethics (Ex. 14.1)

(7)	21.1	Subsidiary of the Company (Ex. 21.1)

	23.1	Consent of Independent Registered Public Accounting Firm *

	31.1	Principal Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

	31.2	Principal Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

	32.1	Principal Executive Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

	32.2	Principal Executive Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

	99.1	Press release dated March 27, 2006 *

(12) Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on April 18, 2005. Form 8-K Exhibit Number is included in parenthesis following the title of the exhibit.

(13) Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on July 13, 2005. Form 8-K Exhibit Number is included in parenthesis following the title of the exhibit.

(14) Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on August 11, 2005. Form 8-K Exhibit Number is included in parenthesis following the title of the exhibit.

(15) Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on September 8, 2005. Form 8-K Exhibit Number is included in parenthesis following the title of the exhibit.

(16) Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on March 23, 2006. Form 8-K Exhibit Number is included in parenthesis following the title of the exhibit.

x Indicates an employee benefit plan, management contract or compensatory plan or arrangement.

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VITA FOOD PRODUCTS, INC.

By:	/s/ Stephen D. Rubin

Stephen D. Rubin
President

Date:	March 30, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the following capacities on March 30, 2006.

Signatures	Title

/s/ Stephen D. Rubin	Director and President
Stephen D. Rubin	(Principal Executive Officer)

/s/ Clark L. Feldman	Director, Executive Vice President and Secretary
Clark L. Feldman

Senior Vice President, Chief Operating Officer, Chief Financial Officer
/s/ Clifford K. Bolen
Clifford K. Bolen	and Treasurer
(Principal Financial and Accounting Officer)

/s/ Terry W. Hess	Director, Chief Executive Officer of Vita Specialty
Terry W. Hess	Foods, Inc.

/s/ Scott Levitt	Director
Scott Levitt

/s/ Glenn Morris	Director
Glenn Morris

/s/ Steven A. Rothstein	Director
Steven A. Rothstein

/s/ John C. Seramur	Director
John C. Seramur

Exhibit Index

Number		Exhibit Title

(1)	2.1	Stock Purchase Agreement, dated as of June 29, 2001, between Vita Food Products, Inc., Virginia Honey Company, Inc. and Terry W. Hess (Ex. 2.1)

(2)	2.2	Merger Agreement, dated as of October 17, 2002, between the Company, Vita Holdings, Inc., Vita/Halifax Acquisition Company, Halifax, Robert J. Budd, Oak Hill Family LLC and Terry W. Hess (Ex 2.2)

(3)	3.1	Articles of Incorporation of the Company (Ex. 3.1)

(3)	3.2	By-laws of the Company (Ex. 3.2)

(3)	4.1	Form of Common Stock Certificate (Ex. 4.1)

(9)	4.2	Certificate of Series A Preferred Stock, as filed with the Secretary of State of Delaware on November 11, 2005 (Ex. 4.1)

(4)	10.1	Loan and Security Agreement dated as of September 5, 2003 by and between the Company and LaSalle National Bank, N.A. (Ex. 10.1)

(10)	10.1.1	First Amendment to Loan and Security Agreement dated November 5, 2004 (Ex. 10.1.1)

(5)	10.1.2	Second Amendment to Loan and Security Agreement dated December 21, 2004 (Ex. 10.1)

(11)	10.1.3	Third Amendment to Loan and Security Agreement dated January 31, 2005 (Ex. 10.1)

(12)	10.1.4	Fourth Amendment to Loan and Security Agreement dated April 4, 2005 (Ex. 10.1)

(13)	10.1.5	Fifth Amendment to Loan and Security Agreement dated June 30, 2005 (Ex. 10.1)

(14)	10.1.6	Sixth Amendment to Loan and Security Agreement dated August 4, 2005 (Ex. 10.1)

(15)	10.1.7	Seventh Amendment to Loan and Security Agreement dated August 30, 2005 (Ex. 10.1)

	10.1.8	Eighth Amendment to Loan and Security Agreement dated March 24, 2006 *

(3)	10.2	Form of 1996 Employee Stock Option Plan (Ex. 10.4) [x]

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

(3) Incorporated by reference to Form SB-2 Registration Statement (File No. 333 5738), filed with the Securities and Exchange Commission on September 23, 1996.  Form SB-2 Exhibit Number is included in parenthesis following the title of the exhibit.

(4) Incorporated by reference to Form 10-Q for the fiscal quarter ended September 30, 2003, filed with the Securities and Exchange Commission on November 14, 2003. Form 10-Q Exhibit Number is included in parenthesis following the title of the exhibit.

Number		Exhibit Title

(3)	10.3	Form of 1996 Stock Option Plan for Non-Employee Directors (Ex. 10.5) [x]

(3)	10.4	Form of Employment Agreement between the Company and Stephen D. Rubin (Ex. 10.7) [x]

(6)	10.4.1	Amendment One to Employment Agreement between the Company and Stephen D. Rubin (Ex. 10.4.1) [x]

(10)	10.4.2	Amendment Two to Employment Agreement between the Company and Stephen D. Rubin (Ex. 10.4.2) [x]

(7)	10.5	Employment Agreement dated January 1, 2004 between the Company and Clark L. Feldman (Ex. 10.6) [x]

(3)	10.6	Long Term Supply/Purchase Agreement dated as of September 1, 1992 by and between the Company and Barry’s Limited (Ex. 10.9)

(3)	10.7	Gorenstein Agreement dated September 20, 1996 by and among the Company, Stephen D. Rubin, Clark L. Feldman, Sam Gorenstein, David Gorenstein and J.B.F. Enterprises (Ex. 10.26)

(1)	10.8	Form of Employment Agreement, dated as of July 1, 2001, between Virginia Honey Company, Inc. and Terry W. Hess (First Exhibit to Ex. 2.1) [x]

(10)	10.8.1	Amendment One to Employment Agreement between Virginia Honey Company, Inc. and Terry W. Hess (Ex. 10.8.1) [x]

(8)	10.9	Employment Agreement, made as of November 1, 2002, between The Halifax Group, Inc. and Robert J. Budd (Ex. 10.1) [x]

(8)	10.10	Amendment to Employment Agreement, made as of March, 2003 between The Halifax Group, Inc. and Robert J. Budd (Ex. 10.2)

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

(9) Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on November 15, 2005.  Form 8-K Exhibit Number is included in parenthesis following the title of the exhibit.

(10) Incorporated by reference to Form 10-K for the fiscal year ended December 31, 2004, filed with the Securities and Exchange Commission on March 31, 2005.  Form 10-K Exhibit Number is included in parenthesis following the title of the exhibit.

(11) Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on April 12, 2005.  Form 8-K Exhibit Number is included in parenthesis following the title of the exhibit.

Number		Exhibit Title

(8)	10.11	Non-Competition and Non-Solicitation Agreement, made as of November 1, 2002 among Vita Food Products, Inc., Vita Holdings, Inc., The Halifax Group, Inc. and Robert J. Budd (Ex. 10.3)

(10)	10.12

Confidential Settlement Agreement and Mutual Release, entered into on March 28, 2005, among the Vita Food Products, Inc., Vita Specialty Foods, Inc., Virginia Honey Company, Inc., The Halifax Group, Inc. and Robert J. Budd (Ex. 10.12) [x]

(9)	10.13	Form of Rights Agreement dated as of November 10, 2005, between Vita Food Products, Inc. and American Stock Transfer and Trust Company (Ex. 10.1)

(16)	10.14	Employment Agreement, made as of March 20, 2006, between Vita Food Products, Inc. and Clifford Bolen (Ex. 10.1) [x]

(7)	14.1	Code of Ethics (Ex. 14.1)

(7)	21.1	Subsidiary of the Company (Ex. 21.1)

	23.1	Consent of Independent Registered Public Accounting Firm *

	31.1	Principal Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

	31.2	Principal Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

	32.1	Principal Executive Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

	32.2	Principal Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

	99.1	Press release dated March 27, 2006 *

(12) Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on April 18, 2005. Form 8-K Exhibit Number is included in parenthesis following the title of the exhibit.

(13) Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on July 13, 2005. Form 8-K Exhibit Number is included in parenthesis following the title of the exhibit.

(14) Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on August 11, 2005. Form 8-K Exhibit Number is included in parenthesis following the title of the exhibit.

(15) Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on September 8, 2005. Form 8-K Exhibit Number is included in parenthesis following the title of the exhibit.

(16) Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on March 23, 2006. Form 8-K Exhibit Number is included in parenthesis following the title of the exhibit.

x Indicates an employee benefit plan, management contract or compensatory plan or arrangement.

* Filed herewith.