Form 10-Q
period 2006-03-31
VITA FOOD PRODUCTS INC
filed 2006-05-15
CIK 1024342

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒ No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. (as defined in Rule 12b-2 of the Exchange Act).

Large accelerated filer ☐              Accelerated filer ☐              Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒

The number of shares outstanding of registrant’s common stock as of April 30, 2006 was 4,889,822.

VITA FOOD PRODUCTS, INC.

FORM 10-Q

For the Quarter Ended March 31, 2006

PART 1. FINANCIAL STATEMENTS

Item 1. Financial Statements

Consolidated Balance Sheets	Vita Food Products, Inc.
And Subsidiary

	March 31,	December 31,
	2006	2005

ASSETS
Current Assets
Cash	$58,090	$25,133
Accounts receivable-trade, net of allowance for discounts, returns, and doubtful accounts of $616,000 in 2006 and $563,000 in 2005	4,959,894	5,215,912
Inventories
Raw material and supplies	4,861,372	5,503,048
Work in process	257,822	192,630
Finished goods	2,302,898	1,827,245
Prepaid expenses and other current assets	444,511	400,679
Income taxes receivable	112,885	381,312
Deferred income taxes	519,580	519,578
Total Current Assets	13,517,052	14,065,537

Property, Plant and Equipment
Land	35,000	35,000
Building and improvements	2,793,364	2,660,975
Leasehold improvements	582,619	549,926
Machinery and office equipment	11,382,229	11,302,648
	14,793,212	14,548,549
Less accumulated depreciation and amortization	(8,913,074)	(8,710,072)
Net Property, Plant and Equipment	5,880,138	5,838,477

Goodwill	6,696,705	6,696,705
Other assets	422,811	422,661
Total Assets	$26,516,706	$27,023,380

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Current maturities of long-term obligations	$2,332,586	$2,217,840
Accounts payable	3,297,976	3,142,406
Accrued expenses	870,838	853,982
Total Current Liabilities	6,501,400	6,214,228

Long-term Obligations, Less Current Maturities	13,387,077	16,653,369

Deferred Income Taxes	490,728	453,728

Shareholders’ Equity
Preferred stock, $.01 par value, authorized 1,000,000 shares; none issued
Common stock, $.01 par value; authorized 10,000,000 shares; issued 4,879,338 shares in 2006 and 3,879,338 shares in 2005	48,793	38,793
Treasury stock, at cost 6,516 shares	(50,043)	(50,043)
Additional paid-in capital	6,181,048	3,812,397
Accumulated deficit	(42,297)	(99,092)
Total Shareholders’ Equity	6,137,501	3,702,055
Total Liabilities and Shareholders’ Equity	$26,516,706	$27,023,380

See accompanying notes to consolidated financial statements.

Consolidated Statements of Operations	Vita Food Products, Inc.
And Subsidiary

	For the three months ended March 31,
	2006	2005

Net Sales	$12,788,448	$10,897,429
Cost of Goods Sold	8,892,006	7,695,936
Gross Margin	3,896,442	3,201,493

Selling and Administrative Expenses
Selling, Marketing and Distribution	2,325,363	2,184,928
Administrative	1,151,569	1,234,671
Total Selling and Administrative Expenses	3,476,932	3,419,599
Operating Profit (Loss)	419,510	(218,106)

Interest Expense	325,715	210,950
Income (Loss) Before Income Tax Expense (Benefit)	93,795	(429,056)
Income Tax Expense (Benefit)	37,000	(172,000)
Net Income (Loss)	$56,795	$(257,056)

Basic Earnings (Loss) Per Share	$0.01	$(0.07)
Weighted Average Common Shares Outstanding	3,995,044	3,858,738

Diluted Earnings (Loss) Per Share	$0.01	$(0.07)
Weighted Average Common Shares Outstanding	4,016,193	3,858,738

Consolidated Statement of Shareholders’ Equity	Vita Food Products, Inc.
And Subsidiary

				Additional
	Common Stock		Treasury	Paid-in	Accumulated
	Shares	Amount	Stock	Capital	Defecit	Total

Balance, at January 1, 2006	3,879,338	$38,793	$(50,043)	$3,812,397	$(99,092)	$3,702,055
Common stock and warrant issuance, net	1,000,000	10,000	—	2,363,851	—	2,373,851
Stock - based compensation expense	—	—	—	4,800	—	4,800
Net income	—	—	—	—	56,795	56,795
Balance, at March 31, 2006	4,879,338	$48,793	$(50,043)	$6,181,048	$(42,297)	$6,137,501

See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows	Vita Food Products, Inc.
And Subsidiary

	For the three months ended March 31,
	2006	2005

Cash Flows From Operating Activities
Net income (loss)	$56,795	$(257,056)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	227,376	234,425
Deferred income tax provision (benefit)	36,998	(172,000)
Non-cash stock-based compensation expense	4,800	—
Changes in assets and liabilities:
Accounts receivable	256,018	1,132,896
Inventories	100,831	(189,794)
Prepaid expenses and other current assets	(43,832)	134,672
Income taxes receivable	268,427	(3,292)
Accounts payable	155,570	(128,264)
Accrued expenses and other long term obligations	(81,998)	83,223
Net cash provided by operating activities	980,985	834,810

Cash Flows From Investing Activities
Capital expenditures	(261,959)	(110,557)
Change in other assets	(7,226)	(3,520)
Net cash used in investing activities	(269,185)	(114,077)

Cash Flows From Financing Activities
Proceeds from issuance of stock and warrants	2,373,851	—
Net payments under revolving loan facility	(2,765,473)	(535,550)
Payments on term loan facility	(287,221)	(193,503)
Net cash used in financing activities	(678,843)	(729,053)
Net increase (decrease) in cash	32,957	(8,320)

Cash, at beginning of period	25,133	55,968
Cash, at end of period	$58,090	$47,648

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$337,000	$202,000
Income taxes (received) paid	$(268,427)	$3,292

See accompanying notes to consolidated financial statements.

Vita Food Products, Inc. and Subsidiary

Notes to Consolidated Financial Statements

(Unaudited)

Basis of Presentation

In the opinion of management, the accompanying balance sheets and related interim statements of operations, cash flows, and shareholders’ equity include all adjustments, consisting only of normal recurring items necessary for their fair presentation in conformity with U.S. generally accepted accounting principles. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. Examples include provisions for returns, deductions, bad debts, and length of building and equipment lives. Actual results may differ from these estimates. Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and financial statements and notes thereto included in the Form 10-K for the fiscal year ended December 31, 2005 of Vita Food Products, Inc. (“Vita Seafood”) together with its wholly owned subsidiary, Vita Specialty Foods, Inc. (“VSF”), hereinafter collectively referred to as the “Company”.

For the first quarters ended March 31, 2006 and 2005, diluted earnings (loss) per share computations exclude 1,277,600 and 260,100 shares, respectively, issuable upon exercise of stock options and warrants because the assumed exercise of these options and warrants would be anti-dilutive.

Starting on January 1, 2006, the Company changed the classification of “Slotting” expense, which had previously been included in the Selling, Marketing and Distribution category of operating expenses, to be treated as a sales deduction and thus classify these expenses as a reduction to arrive at the Net Sales total. These expenses are fees charged by customers to place the Company’s new items into the customers’ distribution system. Additionally, the 2005 operating results, as presented above, have been adjusted to consider this change and thus make these results more comparable with the 2006 results. The result of this reclassification, which had no affect on Operating Profit (Loss) or Net Income (Loss), was to reduce both Net Sales and Selling, Marketing and Distribution expenses, in an offsetting fashion, for the three months ended March 31, 2006 and 2005 by $42,000 and $122,000, respectively.

Principles of Consolidation

The consolidated financial statements include the accounts of Vita Seafood and VSF. VSF includes the now integrated results of Virginia Honey Company, Inc. (“Virginia Honey”) acquired in 2001 and The Halifax Group, Inc. (“Halifax”), acquired in 2002. All significant intercompany transactions and balances have been eliminated.

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

Earn Out Provisions Under Acquisition Agreement

Pursuant to the Company’s acquisition of Virginia Honey in 2001, the previous owner of that business, who is an employee and director of the Company, is subject to earn out provisions that have resulted in additional payments and may continue for one more period to result in an additional payment by the Company for the acquired business. As amended, the earn out provisions for Terry Hess, the previous owner of Virginia Honey, have resulted in an additional amount of $840,000 paid to Mr. Hess in April 2005. This first earn out payment was based on the operating results of Virginia Honey for the period from January 1, 2001 to December 31, 2002. In addition, a second earn out payment to Mr. Hess in the amount of $700,000 has been paid in April 2006. The second earn out payment was based on the operating results of the VSF for the period from January 1, 2003 to December 31, 2005. A potential remaining earn out payment to Mr. Hess will be based on the earnings of VSF, as computed by a predefined allocation formula, for the period January 1, 2006 to December 31, 2007. Should VSF maintain its current profitability level throughout this period, management estimates that an additional payment with a net present value as of March 31, 2006 of approximately $220,000 would be due to Mr. Hess in April 2008. Previous earn out payments have been recorded as goodwill. Any future payment will be recorded as additional goodwill, and be subject to impairment analysis, when and if such payment is finally determined at the end of the period described above.

Bank Loan Agreement

On September 8, 2003, the Company entered into a loan agreement with a bank (the “Loan Agreement”) and paid off its existing credit facility with initial borrowings under this new Loan Agreement. The original Loan Agreement provided for a two-year $8,500,000 revolving line of credit (the “revolver”), a five-year $6,500,000 term loan (the “Term A Loan”) and a six-year $3,000,000 term loan (the “Term B Loan”). The Term B Loan was never utilized. During 2004 and 2005, the Loan Agreement was amended several times to, among other things, extend the maturity dates of the revolver and change the available borrowings under the revolver (which most recently had been $10,500,000), and the Term Loans and an over-advance loan of $1,000,000 which was terminated on February 28, 2006. On March 24, 2006, the Loan Agreement was further amended. Pursuant to this latest amendment, the Loan Agreement now provides for a $9,500,000 revolver which terminates on April 1, 2007; a $7,750,000 Term A Loan due in monthly installments of $80,000 through July 31, 2008 with a balloon payment of $3,682,000 due on August 31, 2008; a $150,000 capital expenditure Term Loan B due in monthly installments of 1/60th of the outstanding balance as of August 2006 from that date through May 31, 2010 and the remainder due on June 30, 2010. The revolver is now limited to a borrowing base equal to 80% of eligible accounts receivable and 60% of eligible inventories, as defined. No borrowing was outstanding under the over-advance line as of December 31, 2005. Outstanding borrowings under the Loan Agreement are secured by substantially all assets of the Company.

Interest under each piece of the amended Loan Agreement is at a floating rate per annum equal to the prime rate plus 0.5%. This rate was 8.25 percent as of March 31, 2006.

The Loan Agreement imposes certain restrictions on the Company, including its ability to complete significant asset sales, merge or acquire businesses and pay dividends. Additionally, the Company must meet certain financial covenants at each quarter end during the term of the Loan Agreement, including a Minimum Tangible Net Worth, a Minimum EBITDA and a Minimum Cash Flow Coverage Leverage ratio, all as defined in the Loan Agreement. During 2004 and 2005, the Company had violated certain of these covenants and had obtained permanent waivers from the bank for such violations. The March 24, 2006 amendment to the Loan Agreement retroactively amended these financial covenants, and, as amended, the Company was in compliance with those covenants. Management believes that the Company will maintain compliance with the amended covenants.

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

Business segment information is as follows ($000’s):

Three months ended March 31,	2006	2005

Net Sales
Vita Seafood	$7,401	$5,980
VSF	5,387	4,917

Total Net Sales	$12,788	$10,897

Operating Profit (Loss)
Vita Seafood	$202	$(371)
VSF	218	153

Total Operating Profit (Loss)	$420	$(218)

Net Income (Loss)
Vita Seafood	$9	$(295)
VSF	48	38

Total Net Income (Loss)	$57	$(257)

Depreciation and Amortization
Vita Seafood	$121	$123
VSF	106	111

Total Depreciation and Amortization	$227	$234

Capital Expenditures
Vita Seafood	$160	$5
VSF	102	106

Total Capital Expenditures	$262	$111

Goodwill
Vita Seafood	$—	$—
VSF	6,697	5,997

Total Goodwill	$6,697	$5,997

Total Assets
Vita Seafood	$18,176	$15,867
VSF	8,341	7,888

Total Assets	$26,517	$23,755

Stock Based Compensation

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share Based Payment” (SFAS 123 (R)), applying the modified prospective method. Prior to the adoption of SFAS 123(R), the Company applied the provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” in accounting for its stock-based awards, and accordingly, recognized no compensation cost for its stock option plan awards. Under the modified prospective method, SFAS 123(R) applies to new awards and to awards that were outstanding as of December 31, 2005 that are subsequently vested, modified, repurchased or cancelled. Compensation expense recognized during the first quarter of 2006 includes the portion vesting during the period for (1) all share-based payments granted prior to, but not yet vested as of December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (SFAS 123) and (2) all share-based payments granted subsequent to December 31, 2005, based on the grant-date fair value estimated using the Black-Scholes option-pricing model. Due to the late 2005 acceleration of vesting for all outstanding stock options granted prior to January 1, 2005, future compensation expense related to unvested stock options granted before such date is expected to be less than $50,000. Stock options to purchase 10,000 shares were granted to directors during the first quarter of 2006. Stock compensation expense of $4,900 was recognized during the first quarter of 2006 on existing stock options. As a result of the Company’s decision to adopt the modified prospective method, prior period results have not been restated.

Before adoption of SFAS 123(R), pro forma disclosures reflected the fair value of each option grant estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for stock options granted during the three months ended March 31, 2005. The following table also shows similar information for the options granted during the first quarter of 2006.

Three months ended March 31,	2006	2005
Expected option life in years	5	5
Risk-free interest rate	4.6%	4.2%
Dividend yield	—	—
Expected volatility	51.5%	48.1%
Per share fair value	$1.15	$1.61

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 for the three months ended March 31, 2005:

Three months ended March 31, 2005
Net Loss – as reported	$(257,056)
Deduct: Total stock based compensation expense, net of related tax effects	(21,735)
Pro forma net income	$(278,791)
Basic and diluted loss per share:
As reported	$(0.07)
Pro forma	$(0.07)

The aggregate intrinsic value (defined as the difference between the market value of the Company’s stock as of the end of the period and the exercise price of the stock options) for stock options outstanding and exercisable at March 31, 2006 is $186,328 and $112,488, respectively. No stock options were exercised during the first quarter of 2006.

The following is a summary of non vested stock option activity:

	Number of Shares	Weighted Average Grant-Date Fair Value
Non vested at December 31, 2005	63,000	$2.47
Granted	10,000	2.30
Vested	(1000)	(3.41)
Cancelled	(4,000)	(3.41)
Non-vested at March 31, 2006	68,000	$2.37

At March 31, 2006, there was $47,075 of total unrecognized cost related to non-vested stock options which will be recognized over the next 4.75 years.

Equity Issuance

In February 2006, the Company entered into agreements pursuant to which five individuals or their affiliated entities invested a total of $2,500,000 in the Company. Substantially all of these funds were used to reduce funded debt. The investors received units consisting of an aggregate of 1,000,000 shares of common stock; three-year warrants to purchase 500,000 shares of common stock at an exercise price of $5.00 per share; and five-year warrants to purchase an additional 500,000 shares of common stock at an exercise price of $7.50 per share. The investors included the following: (i) Stephen D. Rubin, Office of the Chief Executive, President and a director of the Company, (ii) Clifford K. Bolen, Office of the Chief Executive, Senior Vice President, Chief Operating Officer and Chief Financial Officer of the Company, together with certain of his affiliates, (iii) Delphi Casualty Co., of which Glenn S. Morris, a director of the Company, owns a 44% equity interest, (iv) a trust of which John C. Seramur, a director of the Company, serves as trustee, as well as (v) one unrelated third-party investor. The warrants were valued at $0.37 and $0.44 per share for the three year and five year warrants, respectively, based on the Black Scholes option pricing model with an expected life assumption of 3 years and 5 years respectively, a risk free interest rate of 4.59%, a dividend rate of 0% and a volatility rate of 51.5%. The aggregate value of the warrants is included in additional paid-in-capital. Based on the stock price on the date the employees and directors committed to acquire the units, the aggregate value of the securities received was not greater than the consideration paid; and accordingly, no compensation expense was received.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Comparison of the Three Months Ended March 31, 2006 and March 31, 2005

Revenues. Net sales for the three months ended March 31, 2006 were $12,788,000, compared to $10,897,000 for the same period in 2005, an increase of $1,891,000 or 17.4%. This increase is primarily attributable to Vita Seafood, which experienced an increase of $1,420,000, or 23.7%, led by growth of $1,280,000 in its line of salmon products. An additional gain was reflected in the Vita Seafood herring product line of $256,000, but the specialty product line sales were flat with the prior year. These results were partially offset by higher returns and allowances of $116,000. Of the substantial increase in salmon sales, approximately $900,000 is a result of a volume increase with the balance of $380,000 arising primarily from pricing gains. Furthermore, although this increase in salmon sales was applicable to most major customers of this product line, two major customers contributed about half of this gain. The increase in herring sales was primarily the result of pricing increases which provided approximately $156,000 of the increase with approximately $100,000 resulting from increased volume, most of which was derived from two major customers. Adding to the increase in net sales from Vita Seafood was an increase of $471,000, or 9.6%, for the VSF business, which was primarily the result of a $306,000 or 10.6% improvement in sales of the Vidalia Onion Vinegarette branded salad dressings, almost all of which was driven by demand from two large customers. Herring, salmon, and specialty product sales represented 46%, 50% and 4%, respectively, of Vita Seafood’s total gross sales during the current period compared to 53%, 43%, and 4%, respectively, during the prior year quarter. Salad dressings/sauces, honey products and specialty items, represented 69%, 30% and 1%, respectively, of VSF current quarter total gross sales compared to 70%, 29% and 1%, respectively, during the prior year quarter.

Gross Margin. Gross margin for the three months ended March 31, 2006 was $3,896,000, compared to $3,201,000 for the same period in 2005, an increase of $695,000 or 21.7%. The majority of this increase, $679,000, was attributed to the

Vita Seafood results with an additional $16,000 attributable to the VSF business. As a percent of net sales, gross margin totaled 30.5%, up from 29.4% for the same period in 2005. Gross margin for the Vita Seafood business, as a percentage of net sales, increased to 29.3% from 24.9% for the same period in 2005. This improvement arose largely from a combination of the selling price changes described above and factory efficiencies which resulted at least partially from the significant volume increase. For the VSF business, gross margin as a percent of net sales decreased to 32.1% for the current quarter versus 34.8% for the same period in 2005. This decrease was primarily a result of competitive factors limiting the ability to pass along rising material and production costs with pricing changes.

Operating Expenses. Selling, marketing, distribution and administrative expenses for the three months ended March 31, 2006 were $3,477,000, compared to $3,420,000 for the same period in 2005, an increase of $57,000 or 1.7%. These expenses represented 27.2% of sales for the quarter ended March 31, 2006 compared to 31.4% for the same period in 2005. The increased dollar amount of these expenses resulted from a $140,000 increase in selling, marketing and distribution expenses net of an $83,000 decrease in administration expenses. The increase in selling, marketing and distribution expense arose at the Vita Seafood business as a result of both higher variable expenses, such as brokerage fees, resulting from the higher sales and from employment related expenses which reflect a significant staff upgrade, including the addition of two key members to the sales and marketing team, made since the 2005 quarter end. The reduction in administrative expense is also primarily attributable to the results of the Vita Seafood business which, in a large part, reflects the salary expense decline arising from the fourth quarter 2005 amendment to the contract of a senior officer which included a significant reduction in his duties.

Interest Expense. Interest expense for the three months ended March 31, 2006 was $326,000, compared to $211,000 for the same period in 2005, an increase of $115,000 or 54.4%. During the 2006 period, average debt increased to $16,900,000 from $15,500,000 or 9.0% compared to the same quarter of the prior year. Thus the increase in interest expense was primarily attributable to higher average interest rates under the Company’s Loan Agreement which rose to 7.7% in the 2006 period from 5.5% in the 2005 period.

Income Taxes. The Company provided expense of $37,000 and recognized a benefit of $(172,000) for the quarters ended March 31, 2006 and 2005, respectively. Both represented approximately 40% of the pretax results for those periods.

Net Income (Loss). Reflecting the operating results described above, net income for the three months ended March 31, 2006 totaled $57,000 or $0.01 per share on both a basic and fully diluted basis. This compares to a net loss of $(257,000) for the same period in 2005, or $(0.07) per share on both bases. Weighted average outstanding shares increased due to the February 2006 issuance of 1,000,000 shares of common stock.

Financial Condition

In February 2006, the Company entered into agreements pursuant to which five individuals or their affiliated entities invested a total of $2,500,000 in the Company. Substantially all of these funds were used to reduce funded debt. The investors received units consisting of an aggregate of 1,000,000 shares of common stock; three-year warrants to purchase 500,000 shares of common stock at an exercise price of $5.00 per share; and five-year warrants to purchase an additional 500,000 shares of common stock at an exercise price of $7.50 per share. The investors included the following: (i) Stephen D. Rubin, Office of the Chief Executive, President and a director of the Company, (ii) Clifford K. Bolen, Office of the Chief Executive, Senior Vice President, Chief Operating Officer and Chief Financial Officer of the Company, together with certain of his affiliates, (iii) Delphi Casualty Co., of which Glenn S. Morris, a director of the Company, owns a 44% equity interest, (iv) a trust of which John C. Seramur, a director of the Company, serves as trustee, as well as (v) one unrelated third-party investor.

At March 31, 2006, the Company had $7,015,000 in working capital, versus $7,851,000 at December 31, 2005, and $6,765,000 at March 31, 2005. The current ratio at March 31, 2006 was 2.1 to 1.0 compared to 2.3 to 1.0 at December 31, 2005 and 2.4 to 1.0 at March 31, 2005. Due to the seasonality of the business, it is typical for a reduction in the Company’s current assets to occur during the first three months of each year since this period follows the fourth quarter peak of the annual business cycle. This year, the current assets decreased $548,000 of which $268,000 and $256,000 represented decreases resulting from net collections of income taxes receivable and trade accounts receivable, respectively.

At March 31, 2006, the Company had $58,000 in cash, a revolving credit facility of $9,500,000 and term facilities totaling $7,900,000, consisting of a $7,750,000 facility that represents the Company’s long term borrowing, Term Loan A and a $150,000 capital expenditure line of credit, Term Loan B. The revolving loan facility matures April 1, 2007 (as amended in March 2006) and Term Loan A is payable in monthly installments of $80,000 through July 31, 2008, with a balloon payment of $3,682,000 due on August 31, 2008. Term Loan B is payable in monthly installments of 1/60th of the total principal, beginning on the last business day of August, 2006 and continuing monthly through May 31, 2010 with any remaining amount payable on June 30, 2010. Amounts outstanding under the revolving facility, the Term A and Term B facilities at March 31, 2006 were $5,823,000, $6,003,000 and $48,000, respectively.

Interest under each piece of the amended Loan Agreement is at a floating rate per annum equal to the prime rate plus 0.5%. This rate was 8.25% as of March 31, 2006.

The Loan Agreement imposes certain restrictions on the Company, including its ability to complete significant asset sales, merge or acquire businesses and pay dividends. Additionally, the Company must meet certain financial covenants at each quarter end during the term of the Loan Agreement, including a Minimum Tangible Net Worth, a Minimum EBITDA and a Minimum Cash Flow Coverage Leverage ratio, all as defined in the Loan Agreement. During 2004 and 2005, the Company had violated certain of these covenants and had obtained permanent waiver from the bank for such violations. The March 24, 2006 amendment to the Loan Agreement retroactively amended these financial covenants, and, as amended, the Company was in compliance with the covenants. Management believes that the Company will maintain compliance with the amended covenants.

The ratio of long-term debt to total capitalization totaled 61% at March 31, 2006 down from 74% at December 31, 2005. This improvement was the result of the $2,500,000 equity investment and use of the proceeds to reduce debt. The Company believes its financial resources are adequate to fund its needs for the next 12 months.

Cash flows from operating activities. Net cash provided by operating activities was $981,000 for the three months ended March 31, 2006, primarily reflecting the $548,000 reduction in current assets since December 31, 2005 plus the $326,000 total of net income plus depreciation, amortization and the other items necessary to reconcile net income to cash provided by operating activities. The net cash provided by operating activities for the current three month period was $146,000 more than the $835,000 provided during the same period in 2005. This increase occurred despite less net collections of accounts receivable during the period of $876,000 since this was offset by an additional $521,000 which was provided from higher net income plus the adjustments necessary to reconcile net income to cash flow, an additional $291,000 provided by reducing inventory in the current quarter compared to the prior year increase and an additional $272,000 provided from collection of income taxes receivable. The reduced collections of accounts receivable is primarily due to a combination of higher sales in the current year quarter and a collection delay due to changed invoicing specifications for two customers.

Cash flows from investing activities. Net cash used in investing activities was $269,000 for the three months ended March 31, 2006, which was $155,000 more than the $114,000 used during the same period of the prior year. During both periods, these funds primarily represent investment in the production facilities. The increased cash usage for the current period primarily represents the costs associated with the roof renovation at the Vita Seafood facility which totaled approximately $107,000 during the current quarter.

Cash flows from financing activities. Net cash used in financing activities was $679,000 for the three months ended March 31, 2006. This net usage is the excess of $3,053,000 of cash used to pay down the loan facilities including $2,766,000 of net revolver payments and $287,000 of term loan payments less $2,374,000 representing the cash received from the February 2006 equity investment, net of associated transaction costs. The cash thus used in the current year compares to the $729,000 used to pay down debt during the same period in 2005.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to interest rate fluctuations, primarily as a result of its $17.4 million Loan Agreement with interest rates based on prime rate plus 0.5%, or 8.25% as of March 31, 2006. The Company does not currently use derivative instruments to alter the interest rate characteristics of any of the debt. A 10% fluctuation in interest rates would not have a material impact on the Company’s financial statements.

Item 4. Controls and Procedures

Under the supervision and with the participation of the Company’s management team, the principal executive officers and principal financial officer have evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rules 13a – 15(e) and 15d – 15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March 31, 2006 and, based on their evaluation, have concluded that these controls and procedures are effective. There were no changes in the Company’s internal control over financial reporting during the fiscal quarter ended March 31, 2006 that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting.

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

PART II - OTHER INFORMATION

Item 1A. Risk Factors

The risk factors included in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005 have not materially changed other than as set forth below.

The cost and potentially reduced availability of petroleum based products and services, including freight, utilities and raw material surcharges, could impact our profitability. Any significant increases in the prevailing price levels or any change in the supply availability of petroleum based products and services could have a significant affect on our costs. A significant increase in costs which cannot be passed on to our customers will have an adverse affect on our profitability.

Item 6. Exhibits

31.1	Principal Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Principal Executive and Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Principal Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Principal Executive and Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VITA FOOD PRODUCTS, INC.

Date:	May 15, 2006	By:	/s/ Stephen D. Rubin
Stephen D. Rubin
Office of the Chief Executive; President
(Principal Executive Officer)

Date:	May 15, 2006	By:	/s/ Clifford K. Bolen
Clifford K. Bolen
Office of the Chief Executive; Senior Vice President;
Chief Operating Officer; Chief Financial Officer
(Principal Financial and Accounting Officer)

Exhibit Index

Number	Exhibit Title
31.1	Principal Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Principal Executive and Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Principal Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Principal Executive and Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.