Form 10-Q
period 2006-06-30
VITA FOOD PRODUCTS INC
filed 2006-08-14
CIK 1024342

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2006

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

The number of shares outstanding of registrant’s common stock as of July 31, 2006 was 4,904,086.

VITA FOOD PRODUCTS, INC.

FORM 10-Q

For the Quarter Ended June 30, 2006

PART 1.  FINANCIAL STATEMENTS

Item 1.   Financial Statements

Vita Food Products, Inc. And Subsidiary

Consolidated Balance Sheets

	June 30,	December 31,
	2006	2005
ASSETS
Current Assets
Cash	$30,796	$25,133
Accounts receivable-trade, net of allowance for discounts, returns, and doubtful accounts of $545,000 in 2006 and $563,000 in 2005	5,058,840	5,215,912
Inventories
Raw material and supplies	5,311,714	5,503,048
Work in process	56,567	192,630
Finished goods	2,771,660	1,827,245
Prepaid expenses and other current assets	372,256	400,679
Income taxes receivable	48,620	381,312
Deferred income taxes	519,578	519,578
Total Current Assets	14,170,031	14,065,537

Property, Plant and Equipment
Land	35,000	35,000
Building and improvements	2,829,135	2,660,975
Leasehold improvements	585,798	549,926
Machinery and office equipment	11,609,228	11,302,648
	15,059,161	14,548,549
Less accumulated depreciation and amortization	(9,149,326)	(8,710,072)
Net Property, Plant and Equipment	5,909,835	5,838,477

Goodwill	6,696,705	6,696,705
Other assets	443,332	422,661
Total Assets	$27,219,903	$27,023,380

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Current maturities of long-term obligations	$8,086,542	$2,217,840
Accounts payable	4,177,436	3,142,406
Accrued expenses	922,221	853,982
Total Current Liabilities	13,186,199	6,214,228

Long-term Obligations, Less Current Maturities	7,337,461	16,653,369

Deferred Income Taxes	502,728	453,728

Shareholders’ Equity
Preferred stock, $.01 par value, authorized 1,000,000 shares; none issued
Common stock, $.01 par value; authorized 10,000,000 shares; issued 4,910,602 shares in 2006 and 3,879,338 shares in 2005	49,106	38,793
Treasury stock, at cost 6,516 shares	(50,043)	(50,043)
Additional paid-in capital	6,221,517	3,812,397
Accumulated deficit	(27,065)	(99,092)
Total Shareholders’ Equity	6,193,515	3,702,055
Total Liabilities and Shareholders’ Equity	$27,219,903	$27,023,380

See accompanying notes to consolidated financial statements.

Vita Food Products, Inc. And Subsidiary

Consolidated Statements of Operations

	For the three months ended		For the six months ended
	June 30,		June 30,
	2006	2005	2006	2005
Net Sales	$11,828,461	$10,157,914	$24,616,910	$21,055,342
Cost of Goods Sold	8,456,243	6,679,457	17,348,249	14,375,393
Gross Margin	3,372,218	3,478,457	7,268,661	6,679,949

Selling and Administrative Expenses
Selling, Marketing and Distribution	2,097,383	2,081,700	4,422,746	4,266,626
Administrative	933,662	1,072,652	2,085,232	2,307,323
Total Selling and Administrative Expenses	3,031,045	3,154,352	6,507,978	6,573,949
Operating Profit	341,173	324,105	760,683	106,000
Interest Expense	313,941	238,150	639,656	449,102
Income (Loss) Before Income Taxes	27,232	85,955	121,027	(343,102)
Income Tax Expense (Benefit)	12,000	35,000	49,000	(137,000)
Net Income (Loss)	$15,232	$50,955	$72,027	$(206,102)

Basic Earnings (Loss) Per Share	$0.00	$0.01	$0.02	$(0.05)
Weighted Average Common Shares Outstanding	4,884,778	3,858,738	4,442,369	3,858,738

Diluted Earnings (Loss) Per Share	$0.00	$0.01	$0.02	$(0.05)
Weighted Average Common Shares Outstanding	4,938,816	3,884,002	4,479,336	3,858,738

Vita Food Products, Inc. And Subsidiary

Consolidated Statement of Shareholders’ Equity

				Additional
	Common Stock		Treasury	Paid-in	Retained
	Shares	Amount	Stock	Capital	Earnings	Total
Balance, at January 1, 2006	3,879,338	$38,793	$(50,043)	$3,812,397	$(99,092)	$3,702,055
Common stock and warrant issuance, net	1,017,000	10,170	-	2,378,809	-	2,388,979
Stock - based compensation expense	-	-	-	9,600	-	9,600
Proceeds from stock purchase and stock option plans	14,264	143	-	20,711	-	20,854
Net income	-	-	-	-	72,027	72,027
Balance, at June 30, 2006	4,910,602	$49,106	$(50,043)	$6,221,517	$(27,065)	$6,193,515

See accompanying notes to consolidated financial statements.

Vita Food Products, Inc. And Subsidiary

Consolidated Statements of Cash Flows

	For the six months ended
	June 30,
	2006	2005
Cash Flows From Operating Activities
Net income (loss)	$72,027	$(206,102)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	470,707	470,691
Deferred income tax provision (benefit)	49,000	(137,000)
Non-cash stock-based compensation expense	9,600	-
Changes in assets and liabilities:
Accounts receivable	157,072	1,863,460
Inventories	(617,018)	(1,888,742)
Prepaid expenses and other current assets	28,424	44,450
Income taxes receivable	332,691	(4,355)
Accounts payable	1,035,030	685,142
Accrued expenses and other long term obligations	(108,618)	102,665
Net cash provided by operating activities	1,428,915	930,209

Cash Flows From Investing Activities
Capital expenditures	(527,910)	(352,680)
Change in other assets	(34,826)	(50,211)
Net cash used in investing activities	(562,736)	(402,891)

Cash Flows From Financing Activities
Proceeds from issuance of stock and warrants	2,409,833	17,058
Net payments under revolving loan facility	(2,080,677)	726,653
Payments on term loan facility	(489,672)	(443,196)
Payments on other debt	(700,000)	(840,422)
Net cash used in financing activities	(860,516)	(539,907)
Net increase (decrease) in cash	5,663	(12,589)

Cash, at beginning of period	25,133	55,968
Cash, at end of period	$30,796	$43,379

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$639,000	$455,000
Income taxes (received) paid	$(333,000)	$4,000

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

For the second quarter and six month periods ended June 30, 2006 and 2005, diluted earnings (loss) per share computations exclude 1,175,000 and 1,225,100 shares for 2006 and 269,400 and 265,100 shares for 2005, respectively, issuable upon exercise of stock options and warrants because the assumed exercise of these options and warrants would be anti-dilutive.

Starting on January 1, 2006, the Company changed the classification of “Slotting” expense, which had previously been included in the Selling, Marketing and Distribution category of operating expenses, to be treated as a sales deduction and thus classify these expenses as a reduction to arrive at the Net Sales total. These expenses are fees charged by customers to place the Company’s new items into the customers’ distribution system. Additionally, the 2005 operating results, as presented above, have been adjusted to consider this change and thus make these results more comparable with the 2006 results. The result of this reclassification, which had no affect on Operating Profit or Net Income (Loss), was to reduce both Net Sales and Selling, Marketing and Distribution expenses, in an offsetting fashion, for the six months ended June 30, 2006 and 2005 by $36,000 and $197,000, respectively and for the three months ended June 30, 2006 and 2005 by $(6,000) and $74,000, respectively.

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

Earn Out Provisions Under Acquisition Agreement

Pursuant to the Company’s acquisition of Virginia Honey in 2001, the previous owner of that business, who is an employee and director of the Company, is subject to earn out provisions that have resulted in additional payments and may continue for one more period to result in an additional payment by the Company for the acquired business. As amended, the earn out provisions for Terry Hess, the previous owner of Virginia Honey, have resulted in an additional amount of $840,000 paid to Mr. Hess in April 2005. This first earn out payment was based on the operating results of Virginia Honey for the period from January 1, 2001 to December 31, 2002. In addition, a second earn out payment to Mr. Hess in the amount of $700,000 was paid in April 2006. The second earn out payment was based on the operating results of the VSF for the period from January 1, 2003 to December 31, 2005. A potential remaining earn out payment to Mr. Hess will be based on the earnings of VSF, as computed by a predefined allocation formula, for the period from January 1, 2006 to December 31, 2007. Should VSF maintain its current profitability level throughout this period, management estimates that an additional payment with a net present value as of June 30, 2006 of approximately $594,000 would be due to Mr. Hess in April 2008. Previous earn out payments have been recorded as goodwill. Any future payment will be recorded as additional goodwill, and be subject to impairment analysis, when and if such payment is finally determined at the end of the period described above.

Bank Loan Agreement

On September 8, 2003, the Company entered into a loan agreement with a bank (the “Loan Agreement”) and paid off its existing credit facility with initial borrowings under this new Loan Agreement. The Loan Agreement originally provided for a two-year $8,500,000 revolving line of credit (the “revolver”), a five-year $6,500,000 term loan (the “Term A Loan”) and a six-year $3,000,000 term loan (the “Term B Loan”). The Term B Loan was never utilized. During 2004 and 2005, the Loan Agreement was amended several times to, among other things, extend the maturity dates of the revolver and change the available borrowings under the revolver and the Term Loans and obtain an over-advance loan of $1,000,000 which was terminated on February 28, 2006. On March 24, 2006, the Loan Agreement was further amended. Pursuant to this latest amendment, the Loan Agreement now provides for a $9,500,000 revolver which terminates on April 1, 2007; a $7,750,000 Term A Loan due in monthly installments of $80,000 through July 31, 2008 with a balloon payment of $3,682,000 due on August 31, 2008; a $150,000 capital expenditure Term Loan B due in monthly installments of 1/60th of the outstanding balance as of August 2006 from that date through May 31, 2010 and the remainder due on June 30, 2010. The revolver is now limited to a borrowing base equal to 80% of eligible accounts receivable and 60% of eligible inventories, as defined in the Loan Agreement. No borrowing was outstanding under the over-advance line as of December 31, 2005. Outstanding borrowings under the Loan Agreement are secured by substantially all assets of the Company.

Interest under each piece of the amended Loan Agreement is at a floating rate per annum equal to the prime rate plus 0.5%. This rate was 8.75 percent as of June 30, 2006.

The Loan Agreement imposes certain restrictions on the Company, including its ability to complete significant asset sales, merge or acquire businesses and pay dividends. Additionally, the Company must meet certain financial covenants at each quarter end during the term of the Loan Agreement, including a Minimum Tangible Net Worth, a Minimum EBITDA and a Minimum Cash Flow Coverage Leverage ratio, all as defined in the Loan Agreement. During 2004 and 2005, the Company had violated certain of these covenants and had obtained permanent waivers from the bank for such violations. The March 24, 2006 amendment to the Loan Agreement retroactively amended these financial covenants, and, as amended, the Company was in compliance with those covenants as of the amendment date and through June 30, 2006. Management believes that the Company will maintain compliance with the amended covenants.

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

Business segment information is as follows ($000’s):

Three months ended June 30,	2006	2005

Net Sales
Vita	$5,873	$4,758
Vita Specialty Foods	5,955	5,400

Total Net Sales	$11,828	$10,158

Operating Profit (Loss)
Vita	$(136)	$(308)
Vita Specialty Foods	477	632

Total Operating Profit	$341	$324

Net Income (Loss)
Vita	$(198)	$(276)
Vita Specialty Foods	213	327

Total Net Income	$15	$51

Depreciation and Amortization
Vita	$126	$126
Vita Specialty Foods	118	111

Total Depreciation and Amortization	$244	$237

Capital Expenditures
Vita	$116	$44
Vita Specialty Foods	150	198

Total Capital Expenditures	$266	$242

Six months ended June 30,	2006	2005

Goodwill
Vita	$-	$-
Vita Specialty Foods	6,697	5,997

Total Goodwill	$6,697	$5,997

Total Assets
Vita	$17,407	$14,986
Vita Specialty Foods	9,813	9,865

Total Assets	$27,220	$24,851

Net Sales
Vita	$13,274	$10,738
Vita Specialty Foods	11,343	10,317

Total Net Sales	$24,617	$21,055

Operating Profit (Loss)
Vita	$66	$(679)
Vita Specialty Foods	695	785

Total Operating Profit	$761	$106

Net Income (Loss)
Vita	$(190)	$(571)
Vita Specialty Foods	262	365

Total Net Income (Loss)	$72	$(206)

Depreciation and Amortization
Vita	$247	$249
Vita Specialty Foods	224	222

Total Depreciation and Amortization	$471	$471

Capital Expenditures
Vita	$276	$49
Vita Specialty Foods	252	304

Total Capital Expenditures	$528	$3534

Stock Based Compensation

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share Based Payment” (SFAS 123 (R)), applying the modified prospective method. Prior to the adoption of SFAS 123(R), the Company applied the provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” in accounting for its stock-based awards, and accordingly, recognized no compensation cost for its stock option plan awards. Under the modified prospective method, SFAS 123(R) applies to new awards and to awards that were outstanding as of December 31, 2005 that are subsequently vested, modified, repurchased or cancelled. Compensation expense recognized during the first half of 2006 includes the portion vesting during the period for (1) all share-based payments granted prior to, but not yet vested as of December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (SFAS 123) and (2) all share-based payments granted subsequent to December 31, 2005, based on the grant-date fair value estimated using the Black-Scholes option-pricing model. Due to the late 2005 acceleration of vesting for all outstanding stock options granted prior to January 1, 2005, future compensation expense related to unvested stock options granted before such date is expected to be less than $50,000. Stock options to purchase 10,000 shares were granted in each of the first and second quarters of 2006 to directors and an employee respectively. Stock compensation expense of $4,900 and $8,300 was recognized during the first and second quarters of 2006, respectively on existing stock options. As a result of the Company’s decision to adopt the modified prospective method, prior period results have not been restated.

Before adoption of SFAS 123(R), pro forma disclosures reflected the fair value of each option grant estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for stock options granted during the three months ended June 30, 2005. The following table also shows similar information for the options granted during the second quarter of 2006.

Three months ended June 30,	2006	2005
Expected option life in years	5	5
Risk-free interest rate	5.1%	4.1%
Dividend yield	-	-
Expected volatility	52.5%	48.2%
Per share fair value	$1.92	$1.17

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 for the three and six months ended June 30, 2005:

	Three	Six
For the period ended June 30, 2005	Months	Months
Net income / (loss) - as reported	50,955	(206,102)
Deduct: Total stock based compensation expense, net of related tax effects	(14,040)	(35,775)
Pro forma net income	36,915	(241,877)
Basic and diluted loss per share:
As reported	$0.01	($0.06)
Pro forma	$0.01	($0.06)

The aggregate intrinsic value (defined as the difference between the market value of the Company’s stock as of the end of the period and the exercise price of the stock options) for stock options outstanding and exercisable at June 30, 2006 is $179,559 and $98,119, respectively. Stock options representing 17,000 shares were exercised during the second quarter of 2006.

The following is a summary of non vested stock option activity:

		Weighted
		Average
	Number	Grant-Date
	of Shares	Fair Value
Non-vested at December 31, 2005	63,000	$2.47
Granted	10,000	2.30
Vested	(1,000)	(3.41)
Cancelled	(4,000)	(3.41)
Non-vested at March 31, 2006	68,000	$2.37
Granted	10,000	3.73
Vested	(4,000)	(2.49)
Cancelled	-	-
Non-vested at June 30, 2006	74,000	$2.55

At June 30, 2006, there was $53,976 of total unrecognized cost related to non-vested stock options which will be recognized over the next 4.75 years.

Equity Issuance

In February 2006, the Company entered into agreements pursuant to which five individuals or their affiliated entities invested a total of $2,500,000 in the Company. Substantially all of these funds were used to reduce funded debt. The investors received units consisting of an aggregate of 1,000,000 shares of common stock; three-year warrants to purchase 500,000 shares of common stock at an exercise price of $5.00 per share; and five-year warrants to purchase an additional 500,000 shares of common stock at an exercise price of $7.50 per share. The investors included the following: (i) Stephen D. Rubin, Office of the Chief Executive, President and a director of the Company, (ii) Clifford K. Bolen, Office of the Chief Executive, Senior Vice President, Chief Operating Officer and Chief Financial Officer of the Company, together with certain of his affiliates, (iii) Delphi Casualty Co., of which Glenn S. Morris, a director of the Company, owns a 44% equity interest, (iv) a trust of which John C. Seramur, a director of the Company, serves as trustee, as well as (v) Howard Bedford, then an unrelated third-party investor and, as of May 18, 2006, a director of the Company. The warrants were valued at $0.37 and $0.44 per share for the three year and five year warrants, respectively, based on the Black Scholes option pricing model with an expected life assumption of 3 years and 5 years respectively, a risk free interest rate of 4.59%, a dividend rate of 0% and a volatility rate of 51.5%. The aggregate value of the warrants is included in additional paid-in-capital. Based on the stock price on the date the employees and directors committed to acquire the units, the aggregate value of the securities received was not greater than the consideration paid. Accordingly, no compensation was paid.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Comparison of the Three Months Ended June 30, 2006 and June 30, 2005

Revenues.   Net sales for the three months ended June 30, 2006 were $11,828,000, compared to $10,158,000 for the same period in 2005, an increase of $1,670,000 or 16.4%. This increase is attributable to both units. Vita Seafood, experienced an increase of $1,115,000, or 23.4%, led by growth of $1,007,000 in its line of salmon products. An additional gain was reflected in the Vita Seafood herring product line of $228,000, and in the specialty product line sales of $20,000. These results were partially offset by higher returns and allowances of $140,000. Of the substantial increase in salmon sales, approximately $755,000 is a result of a volume increase with the balance of $252,000 arising primarily from pricing gains. Furthermore, although this increase in salmon sales was applicable to most major customers of this product line, two of these customers contributed over half of this gain. The increase in herring sales was primarily the result of volume increases. Adding to the increase in net sales from Vita Seafood was an increase of $555,000, or 10.3%, for the VSF business, which was primarily the result of a $423,000 or 60.6% improvement in sales of sauces, including a $216,000 increase in hot filled products, primarily barbeque sauces and a $207,000 increase in cold filled products, primarily marinades, almost all of which was driven by demand from two large customers. Herring, salmon, and specialty product sales represented 39%, 57% and 4%, respectively, of Vita Seafood’s total gross sales during the current period compared to 44%, 51%, and 5%, respectively, during the prior year quarter. Salad dressings/sauces, honey products and specialty items, represented 76%, 23% and 1%, respectively, of VSF current quarter total gross sales compared to 77%, 22% and 1%, respectively, during the prior year quarter.

Gross Margin.   Gross margin for the three months ended June 30, 2006 was $3,372,000, compared to $3,478,000 for the same period in 2005, a decrease of $106,000 or 3.0%. This decrease was attributed to the VSF business which decreased $312,000; the Vita Seafood results were up $206,000. As a percent of net sales, gross margin totaled 28.5%, down from 34.2% for the same period in 2005. Gross margin for the Vita Seafood business, as a percentage of net sales, decreased to 25.0% from 26.5% for the same period in 2005 and thus the increase in gross margin dollars is the result of the higher sales volume. The falloff as a percent of sales was largely the result of rising raw material costs, especially salmon, outpacing the steps taken to pass these costs along through higher selling prices. The cost of at least one significant raw salmon item increased over 40% compared to the prior year quarter. Despite the increase in sales for the VSF business, gross margin as a percent of net sales decreased to 32.0% for the current quarter versus 41.1% for the same period in 2005. This significant decrease was a continuing result of competitive factors limiting the ability to pass along, through price increases, either the rising material or production costs.

Operating Expenses.   Selling, marketing, distribution and administrative expenses for the three months ended June 30, 2006 were $3,031,000, compared to $3,154,000 for the same period in 2005, a decrease of $123,000 or 3.9%. These expenses represented 25.6% of sales for the quarter ended June 30, 2006 compared to 31.1% for the same period in 2005. This decrease resulted from a $139,000 reduction in administration expenses net of a $16,000 increase in selling, marketing and distribution expenses. The reduction in administrative expense is notable at both units and primarily reflects a salary and incentive expense decline arising from the fourth quarter 2005 amendment to the contract of a senior officer which included a significant reduction in his duties. The increase in selling, marketing and distribution expense arose as a result of several offsetting factors, most significantly, an increase in distribution expenses at both operations, principally freight out, which was largely offset by significantly reduced commission and royalty expenses at the VSF business due to the expiration of brand named licensing agreements with HBO®, Drambuie®, Kahlua® and Courvoisier®. The expiration of these agreements has not had and is not expected to have a material effect on revenues.

Interest Expense.   Interest expense for the three months ended June 30, 2006 was $314,000, compared to $238,000 for the same period in 2005, an increase of $76,000 or 31.9%. During the 2006 period, average debt decreased to $15,200,000 from $16,000,000 or 5.0% compared to the same quarter of the prior year. Thus, the increase in interest expense was primarily attributable to higher average interest rates under the Company’s Loan Agreement which rose to 8.2% in the 2006 period from 5.9% in the 2005 period.

Income Taxes.   The Company provided expense of $12,000 and $35,000 for the quarters ended June 30, 2006 and 2005, respectively. Both represented approximately 40% of the pretax income for those periods.

Net Income.   Reflecting the operating results described above, net income for the three months ended June 30, 2006 totaled $15,000 or a negligible amount per share on both a basic and fully diluted basis. This compares to a net income of $51,000 for the same period in 2005, or $0.01 per share on both bases. Weighted average outstanding shares increased due to the February 2006 issuance of 1,000,000 shares of common stock.

Comparison of the Six Months Ended June 30, 2006 and June 30, 2005

Revenues.   Net sales for the six months ended June 30, 2006 were $24,617,000, compared to $21,055,000 for the same period in 2005, an increase of $3,562,000 or 16.9%. This increase is attributable to both units. Vita Seafood, experienced an increase of $2,536,000, or 23.6%, led by growth of $2,287,000 in its line of salmon products. An additional gain was reflected in the Vita Seafood herring product line of $484,000, and in the specialty product line sales of $21,000. These results were partially offset by higher returns and allowances of $256,000. Of the substantial increase in salmon sales, approximately $1,677,000 was a result of a volume increase with the balance of $610,000 arising primarily from pricing gains. Furthermore, although this increase in salmon sales was applicable to most major customers of this product line, two major customers contributed over half of this gain. The increase in herring sales was the result of a $330,000 volume increase with the balance of $154,000 arising from net pricing gains. Adding to the increase in net sales from Vita Seafood was an increase of $1,026,000, or 9.9%, for the VSF business, which was primarily the result of a $305,000 or 23.2% improvement in sales of sauces, a $320,000 or 11.3% increase for honey products and a $255,000 or 3.7% increase for salad dressings. Additionally, sales deductions contributed to the increase in net sales, decreasing $133,000. Herring, salmon, and specialty product sales represented 43%, 53% and 4%, respectively, of Vita Seafood’s total gross sales during the current period compared to 49%, 46%, and 5%, respectively, during the prior year quarter. Salad dressings/sauces, honey products and specialty items, represented 73%, 26% and 1%, respectively, of VSF current quarter total gross sales compared to 74%, 25% and 1%, respectively, during the prior year quarter.

Gross Margin.   Gross margin for the six months ended June 30, 2006 was $7,269,000, compared to $6,680,000 for the same period in 2005, an increase of $589,000 or 8.8%. This increase was attributed to the Vita Seafood business which increased $885,000; the VSF results were down $296,000. As a percent of net sales, gross margin totaled 29.5%, down from 31.7% for the same period in 2005. However, gross margin for the Vita Seafood business, as a percentage of net sales, increased to 27.4% from 25.6%. This improvement as a percent of sales was largely the result of factory labor and overhead costs remaining partially fixed while both selling prices and sales volume increased notably. Despite the increase in sales for the VSF business, gross margin as a percent of net sales decreased to 32.0% for the current period versus 38.1% for the same period in 2005. This significant decrease was a continuing result of competitive factors limiting the ability to pass along, through pricing increases, either the rising material or production costs.

Operating Expenses.   Selling, marketing, distribution and administrative expenses for the six months ended June 30, 2006 were $6,508,000, compared to $6,574,000 for the same period in 2005, an improvement of $66,000 or 1.0%. As a percentage of net sales, these expenses were 26.4% compared with 31.2% in 2005. This reduction in expenses was the net result of a $156,000 increase in the selling, marketing and distribution expense category and a $222,000 decrease in administrative expenses. The increase in selling, marketing and distribution expense arose as a result of several offsetting factors, most significantly, an increase in distribution expenses at both operations which totaled $188,000, principally consisting of freight out. This distribution expense increase directly resulted from higher volume and fuel costs. The reduction in administrative expense is notable at both units and primarily reflects a reduction in officers’ salary and incentive expense totaling $182,000 and largely arising from the fourth quarter 2005 amendment to the contract of a senior officer which included a significant reduction in his duties.

Interest Expense.   Interest expense for the six months ended June 30, 2006 was $640,000, compared to $449,000 for the same period in 2005, an increase of $191,000 or 42.5%. During the current period, the average debt increased only 2.5% to $16,200,000 compared to the average for the first half of the prior year of $15,800,000. Thus, the increase in interest expense was primarily attributable to higher average interest rates under the Company’s Loan Agreement which rose to 7.9% in the 2006 period from 5.7% in the 2005 period.

Income Taxes.   The Company provided expense of $49,000 for the period ended June 30, 2006 and recognized a benefit of $(137,000) for the period ending June 30, 2005. Both represented approximately 40% of the pretax results for those periods.

Net Income( Loss).   Reflecting the operating results described above, the net income for the six months ended June 30, 2006 totaled $72,000 or $0.02 per share on both a basic and fully diluted basis. This compares to a net loss of $(206,000) for the same period in 2005 or $(0.05) per share on both bases, thus representing an improvement of $0.07 per share.

Financial Condition

In February 2006, the Company entered into agreements pursuant to which five individuals or their affiliated entities invested a total of $2,500,000 in the Company. Substantially all of these funds were used to reduce funded debt. The investors received units consisting of an aggregate of 1,000,000 shares of common stock; three-year warrants to purchase 500,000 shares of common stock at an exercise price of $5.00 per share; and five-year warrants to purchase an additional 500,000 shares of common stock at an exercise price of $7.50 per share. The investors included the following: (i) Stephen D. Rubin, Office of the Chief Executive, President and a director of the Company, (ii) Clifford K. Bolen, Office of the Chief Executive, Senior Vice President, Chief Operating Officer and Chief Financial Officer of the Company, together with certain of his affiliates, (iii) Delphi Casualty Co., of which Glenn S. Morris, a director of the Company, owns a 44% equity interest, (iv) a trust of which John C. Seramur, a director of the Company, serves as trustee, as well as (v) Howard Bedford, then an unrelated third-party investor and, as of May 18, 2006, a director of the Company.

The Company’s outstanding revolving bank facility of $6,500,000 was scheduled to mature on April 1, 2007 and thus has been classified on the June 30, 2006 balance sheet as a current obligation. However, at December 31, 2005 and at June 30, 2005, the outstanding revolver balances of $8,600,000 and $8,400,000 respectively, were classified as long-term obligations. Primarily as a result of this reclassification of the revolving debt into the current obligations, the working capital decreased to $984,000 at June 30, 2006, versus $7,851,000 at December 31, 2005, and $7,817,000 at June 30, 2005. Additionally, the current ratio at June 30, 2006 dropped to 1.1 to 1.0 compared to 2.3 to 1.0 at December 31, 2005 and 2.6 to 1.0 at June 30, 2005. Due to the seasonality of the business, it is typical for a reduction in the Company’s current assets to occur during the first six months of each year since this period follows the fourth quarter peak of the annual business cycle. However, this year, as a direct result of the anticipated continuation of the sizeable increase in sales activity, the current assets increased $104,000 as the increase in finished goods inventory offset the typical seasonal decline in trade accounts receivable and most other current assets.

At June 30, 2006, the Company had $31,000 in cash, a revolving credit facility of $9,500,000 and term facilities totaling $7,900,000, consisting of a $7,750,000 facility that represents the Company’s long term borrowing, Term Loan A and a $150,000 capital expenditure line of credit, Term Loan B. As discussed above, the revolving loan facility matures April 1, 2007 (as amended in March 2006) and Term Loan A is payable in monthly installments of $80,000 through July 31, 2008, with a balloon payment of $3,682,000 due on August 31, 2008. Term Loan B is payable in monthly installments of 1/60th of the total principal, beginning on the last business day of August, 2006 and continuing monthly through May 31, 2010 with any remaining amount payable on June 30, 2010. Amounts outstanding under the revolving facility, the Term A and Term B facilities at June 30, 2006 were $6,507,000, $5,762,000 and $150,000, respectively.

Interest under each piece of the amended Loan Agreement is at a floating rate per annum equal to the prime rate plus 0.5%. This rate was 8.75% as of June 30, 2006.

The Loan Agreement imposes certain restrictions on the Company, including its ability to complete significant asset sales, merge or acquire businesses and pay dividends. Additionally, the Company must meet certain financial covenants at each quarter end during the term of the Loan Agreement, including a Minimum Tangible Net Worth, a Minimum EBITDA and a Minimum Cash Flow Coverage Leverage ratio, all as defined in the Loan Agreement. During 2004 and 2005, the Company had violated certain of these covenants and had obtained permanent waivers from the bank for such violations. The March 24, 2006 amendment to the Loan Agreement retroactively amended these financial covenants, and, as amended, the Company was in compliance with the covenants as of such date and at June 30, 2006. Management believes that the Company will maintain compliance with the amended covenants.

The ratio of long-term debt to total capitalization totaled 34% at June 30, 2006 down from 74% at December 31, 2005. This change was primarily the result of both the $2,500,000 equity investment and use of the proceeds to reduce debt and the classification of the revolving debt into the current category. The Company believes its financial resources are adequate to fund its needs for the next 12 months.

Cash flows from operating activities.   Net cash provided by operating activities was $1,429,000 for the six months ended June 30, 2006, primarily reflecting the $1,035,000 increase in accounts payable since December 31, 2005 plus the $543,000 total of net income plus depreciation and amortization. This amount of net cash provided by operating activities for the current six month period was $499,000 more than the $930,000 provided during the same period in 2005. Additionally, this increase occurred despite a $1,706,000 decrease in net collections of accounts receivable during the period since the decrease was offset by an additional $473,000 provided from higher net income plus the adjustments necessary to reconcile net income to cash flow, an additional $1,272,000 resulting from a smaller inventory increase in the current period compared to the prior year, an additional $333,000 provided from collection of income taxes receivable and $138,000 from higher accounts payable and other obligations. The reduced collections of accounts receivable was primarily due to a combination of higher sales in the current year quarter and a collection delay due to invoicing specification issues with two large customers.

Cash flows from investing activities.   Net cash used in investing activities was $563,000 for the six months ended June 30, 2006, which was $160,000 more than the $403,000 used during the same period of the prior year. During both periods, these funds primarily represent investment in the production facilities. The increased cash usage for the current period reflects the costs associated with the roof renovation at the Vita Seafood facility which totaled approximately $140,000 during the current period.

Cash flows from financing activities.   Net cash used in financing activities was $861,000 for the six months ended June 30, 2006. This net usage is the excess of $2,570,000 of net cash used to pay down the loan facilities including $2,081,000 of net revolver payments, $490,000 of term loan payments in addition to $700,000 used to make the scheduled installments under the terms of the Virginia Honey acquisition agreement; less cash received of $2,379,000 representing the February 2006 equity investment, net of associated transaction costs and less the proceeds from the stock purchase, option and compensation transactions totaling $30,000. The cash used in the current year compares to the $540,000 used during the same period in 2005.

Seasonality

The Vita segment of the Company’s business is seasonal in nature, primarily resulting from the effect of the timing of certain holidays on the demand for certain products. Historically, the Company’s sales and profits have been substantially higher in the fourth quarter of each year.

Subsequent Event

During the third quarter of 2006, VSF recorded a one time charge related to product development and recipe formulation costs relating to new products for a new customer in the amount of approximately $180,000.

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

During the fourth quarter of 2003, the Company completed its annual assessment of impairment regarding the goodwill recorded as a result of the Virginia Honey acquisition ($6,004,000) and the Halifax acquisition ($2,307,000). Those assessments, supported by independent appraisals of the fair value of VSF, did not identify any impairment. However, the 2004 independent appraisal — made using customary valuation methodologies including discounted cash flows and fundamental analysis, did reveal impairment issues. The appraisal reflected a decreased fair value of VSF, principally caused by the decline in operating income of VSF during 2004. That decline was primarily a result of a substantial decline in the sales of Halifax products — which were down $1,600,000 or 21% in 2004. Based on the appraised value of VSF, the resulting impairment charge of approximately $2,314,000 was recorded in the fourth quarter of 2004. The 2005 assessment and independent appraisal did not indicate any further impairment.

Forward-Looking Statements

Certain statements in this report, including statements in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” are “forward-looking statements” as defined by the Federal securities laws. Such statements are based on management’s current expectations and involve known and unknown risks and uncertainties which may cause the Company’s actual results, performance or achievements to differ materially from any results, performance or achievements expressed or implied in this report. By way of example and not limitation and in no particular order, known risks and uncertainties include the Company’s future growth and profitability, the potential loss of large customers or accounts, downward product price movements, availability of salmon and other raw materials, changes in raw material procurement costs, fluctuations in the market cost of major commodities such as honey, changes in energy costs, the introduction and success of new products, changes in economic and market conditions, integration and management of acquired businesses, the seasonality of Vita’s business, the Company’s ability to attract and retain key personnel, the Company’s ability to maintain its relationships with key vendors and retailers, consolidation of the Company’s customer and supplier base, the potential impact of claims and litigation, the effects of competition in the Company’s markets and the dietary habits and trends of the general public. In light of these and other risks and uncertainties, the Company makes no representation that any future results, performance or achievements expressed or implied in this report will be attained. The Company’s actual results may differ materially from any results expressed or implied by the forward-looking statements, especially when measured on a quarterly basis.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to interest rate fluctuations, primarily as a result of its $17.4 million Loan Agreement with interest rates based on prime rate plus 0.5%, or 8.75% as of June 30, 2006. The Company does not currently use derivative instruments to alter the interest rate characteristics of any of the debt. A 10% fluctuation in interest rates would not have a material impact on the Company’s financial statements.

Item 4.   Controls and Procedures

Under the supervision and with the participation of the Company’s management team, the principal executive officers and principal financial officer have evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rules 13a - 15(e) and 15d - 15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of June 30, 2006 and, based on their evaluation, have concluded that these controls and procedures are effective. There were no changes in the Company’s internal control over financial reporting during the fiscal period ended June 30, 2006 that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting.

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

Item 4.   Submission of Matters to a Vote of Security Holders

(a)            The date of the company’s Annual Meeting of Stockholders was May 18, 2006.

(b)           and (c) At the Annual Meeting of Stockholders, the following matters were submitted to a vote of the stockholders with the stated results:

(1)             The election of the following persons as directors of the Company:

Director	Votes For	Votes Withheld	Abstained	Broker Non-Votes
Stephen D. Rubin	3,379,973	648,883	-	-
Terry W. Hess	3,978,676	50,180	-	-
Howard Bedford	3,391,398	637,458	-	-
Scott Levitt	3,385,798	643,058	-	-
Glenn Morris	2,512,339	1,516,517	-	-
Steven A. Rothstein	3,388,998	639,858	-	-
John C. Seramur	3,391,398	637,458	-	-

(2)             Ratification of the selection of BDO Seidman, LLP as independent accountants of the Company for the year ending December 31, 2006

Votes For	Against	Abstained	Broker Non-Votes
4,028,401	155	300	-

Item 6.   Exhibits

31.1	Principal Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Principal Executive and Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Principal Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Principal Executive and Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VITA FOOD PRODUCTS, INC.

Date: August 14, 2006	By:	/s/ Stephen D. Rubin
Stephen D. Rubin
Office of the Chief Executive; President
(Principal Executive Officer)

Date: August 14, 2006	By:	/s/ Clifford K. Bolen
Clifford K. Bolen
Office of the Chief Executive;Senior Vice President;
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