Form 10-Q
period 2006-09-30
VITA FOOD PRODUCTS INC
filed 2006-11-14
CIK 1024342

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2006

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

The number of shares outstanding of registrant’s common stock as of October 31, 2006 was 4,911,748.

VITA FOOD PRODUCTS, INC.

FORM 10-Q

For the Quarter Ended September 30, 2006

PART 1.

Item 1. Financial Statements

Consolidated Balance Sheets	Vita Food Products, Inc.
And Subsidiary

	September 30, 2006	December 31, 2005
ASSETS
Current Assets
Cash	$38,658	$25,133
Accounts receivable-trade, net of allowance for discounts, returns, and doubtful accounts of $980,000 in 2006 and $563,000 in 2005	5,924,771	5,215,912
Inventories
Raw material and supplies	5,139,707	5,503,048
Work in process	225,685	192,630
Finished goods	2,202,717	1,827,245
Prepaid expenses and other current assets	481,585	400,679
Income taxes receivable	79,252	381,312
Deferred income taxes	719,578	519,578

Total Current Assets	14,811,953	14,065,537

Property, Plant and Equipment
Land	35,000	35,000
Building and improvements	3,048,508	2,660,975
Leasehold improvements	585,798	549,926
Machinery and office equipment	11,728,239	11,302,648
	15,397,545	14,548,549
Less accumulated depreciation and amortization	(9,404,382)	(8,710,072)

Net Property, Plant and Equipment	5,993,163	5,838,477

Goodwill	6,696,705	6,696,705
Other assets	428,648	422,661

Total Assets	$27,930,469	$27,023,380
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Current maturities of long-term obligations	$8,833,993	$2,217,840
Accounts payable	5,236,417	3,142,406
Accrued expenses	975,281	853,982

Total Current Liabilities	15,045,691	6,214,228

Long-term Obligations, Less Current Maturities	7,164,416	16,653,369

Deferred Income Taxes	218,728	453,728

Shareholders’ Equity
Preferred stock, $.01 par value, authorized 1,000,000 shares; none issued
Common stock, $.01 par value; authorized 10,000,000 shares; issued 4,918,264 shares in 2006 and 3,879,338 shares in 2005	49,183	38,793
Treasury stock, at cost 6,516 shares	(50,043)	(50,043)
Additional paid-in capital	6,254,144	3,812,397
Accumulated deficit	(751,650)	(99,092)

Total Shareholders’ Equity	5,501,634	3,702,055

Total Liabilities and Shareholders’ Equity	$27,930,469	$27,023,380

See accompanying notes to consolidated financial statements.

Consolidated Statements of Operations	Vita Food Products, Inc.
And Subsidiary

	For the three months ended September 30,		For the nine months ended September 30,
	2006	2005	2006	2005

Net Sales	$12,451,203	$11,369,648	$37,068,116	$32,424,989
Cost of Goods Sold	10,010,867	8,191,091	27,359,116	22,566,483

Gross Margin	2,440,336	3,178,557	9,709,000	9,858,506

Selling and Administrative Expenses
Selling, Marketing and Distribution	2,395,356	2,301,407	6,818,105	6,568,033
Administrative	922,648	1,014,229	3,007,880	3,321,552

Total Selling and Administrative Expenses	3,318,004	3,315,636	9,825,985	9,889,585

Operating Loss	(877,668)	(137,079)	(116,985)	(31,079)

Interest Expense	330,917	291,886	970,573	740,990

Loss Before Income Taxes	(1,208,585)	(428,965)	(1,087,558)	(772,069)
Income Tax Benefit	(484,000)	(172,000)	(435,000)	(309,000)

Net Loss	$(724,585)	$(256,965)	$(652,558)	$(463,069)

Basic Loss Per Share	$(0.15)	$(0.07)	$(0.14)	$(0.12)
Weighted Average Common Shares Outstanding	4,904,086	3,866,062	4,597,966	3,861,206

Diluted Loss Per Share	$(0.15)	$(0.07)	$(0.14)	$(0.12)
Weighted Average Common Shares Outstanding	4,904,086	3,866,062	4,597,966	3,861,206

Consolidated Statement of Shareholders’ Equity	Vita Food Products, Inc.
And Subsidiary

				Additional
	Common Stock		Treasury	Paid-in	Retained
	Shares	Amount	Stock	Capital	Earnings	Total

Balance, at January 1, 2006	3,879,338	$38,793	$(50,043)	$3,812,397	$(99,092)	$3,702,055

Common stock and warrant issuance, net	1,017,000	10,170	—	2,378,809	—	2,388,979

Stock - based compensation expense	7,662	77	—	42,227	—	42,304

Proceeds from stock purchase and stock option plans	14,264	143	—	20,711	—	20,854

Net loss	—	—	—	—	(652,558)	(652,558)

Balance, at September 30, 2006	4,918,264	$49,183	$(50,043)	$6,254,144	$(751,650)	$5,501,634

See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows	Vita Food Products, Inc.
And Subsidiary

	For the nine months ended September 30,
	2006	2005

Cash Flows From Operating Activities
Net loss	$(652,558)	$(463,069)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	732,920	718,678
Gain on sale of fixed assets	(500)	(14,066)
Deferred income tax benefit	(435,000)	(318,186)
Non-cash stock-based compensation expense	42,304	0
Changes in assets and liabilities:
Accounts receivable	(708,859)	101,420
Inventories	(45,186)	(1,618,211)
Prepaid expenses and other current assets	(80,906)	(98,560)
Income taxes receivable	302,060	4,000
Accounts payable	2,094,011	1,195,927
Accrued expenses and other long term obligations	(128,310)	24,895

Net cash provided by (used in) operating activities	1,119,976	(467,172)

Cash Flows From Investing Activities
Capital expenditures	(866,132)	(831,461)
Proceeds from sale of fixed asset	500	15,240
Change in other assets	(27,460)	(61,258)

Net cash used in investing activities	(893,092)	(877,479)

Cash Flows From Financing Activities
Proceeds from issuance of stock and warrants	2,409,833	17,058
Net (payments) borrowing under revolving loan facility	(1,290,679)	1,483,889
Borrowing on term loan facility		1,298,846
Payments on term loan facility	(632,513)	(635,363)
Payments on other debt	(700,000)	(840,422)

Net cash (used in) provided by financing activities	(213,359)	1,324,008

Net increase (decrease) in cash	13,525	(20,643)

Cash, at beginning of period	25,133	55,968

Cash, at end of period	$38,658	$35,325

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$956,000	$747,000
Income taxes (received) paid	$305,000	$4,000

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

For the third quarter and nine month periods ended September 30, 2006 and 2005, diluted earnings (loss) per share computations exclude 1,192,600 and 1,225,100 shares for 2006 and 281,900 and 265,100 shares for 2005, respectively, issuable upon exercise of stock options and warrants because the assumed exercise of these options and warrants would be anti-dilutive.

Starting on January 1, 2006, the Company changed the classification of “Slotting” expense, which had previously been included in the Selling, Marketing and Distribution category of operating expenses, to be treated as a sales deduction and thus classify these expenses as a reduction to arrive at the Net Sales total.  These expenses are fees charged by customers to place the Company’s new items into the customers’ distribution system.  Additionally, the 2005 operating results, as presented above, have been adjusted to consider this change and thus make these results more comparable with the 2006 results.  The result of this reclassification, which had no affect on Operating Profit or Net Income (Loss), was to reduce both Net Sales and Selling, Marketing and Distribution expenses, in an offsetting fashion, for the nine months ended September 30, 2006 and 2005 by $46,000 and $245,000, respectively and for the three months ended September 30, 2006 and 2005 by $10,000 and $48,000, respectively.

Principles of Consolidation

The consolidated financial statements include the accounts of Vita Seafood and VSF.  VSF includes the now integrated results of Virginia Honey Company, Inc. (“Virginia Honey”) acquired in 2001 and The Halifax Group, Inc. (“Halifax”), acquired in 2002.  All significant intercompany transactions and balances have been eliminated.

Revenue Recognition

Revenue is recognized upon the passing of title to the customers, which occurs upon shipment of product to customers, including brokers, in fulfillment of customer orders.  In accordance with industry practices, inventory is sometimes sold to customers with the right to return or dispose if the merchandise is not resold prior to the expiration of its shelf life.  In order to support the Company’s products, various marketing programs are offered to customers, which reimburse them for a portion, or all, of their promotional activities related to the Company’s products.  The Company regularly reviews and revises, when it deems necessary, estimates of costs to the Company for these marketing and merchandising programs based on estimates of what has been incurred by customers.  Actual costs incurred by the Company may differ significantly if factors such as the level and success of the customers’ programs or other conditions differ from expectations.  Sales are reduced by a provision for estimated future returns, disposals and promotional expense.

Earn Out Provisions Under Acquisition Agreement

Pursuant to the Company’s acquisition of Virginia Honey in 2001, the previous owner of that business, who continues to be a director of the Company, is subject to earn out provisions that have resulted in additional payments and may continue for one more period to result in an additional payment by the Company for the acquired business.  As amended, the earn out provisions for Terry Hess, the previous owner of Virginia Honey, have resulted in an additional amount of $840,000 paid to Mr. Hess in April 2005.  This first earn out payment was based on the operating results of Virginia Honey for the period from January 1, 2001 to December 31, 2002.  In addition, a second earn out payment to Mr. Hess in the amount of $700,000 was paid in April 2006.  The second earn out payment was based on the operating results of the VSF for the period from January 1, 2003 to December 31, 2005.  A potential remaining earn out payment to Mr. Hess will be based on the earnings of VSF, as computed by a predefined allocation formula, for the period from January 1, 2006 to December 31, 2007.  Should VSF maintain its current profitability level throughout this period, management estimates that no additional payment would be due to Mr. Hess in April 2008.  Previous earn out payments have been recorded as goodwill.  Any future payment would be recorded as additional goodwill, and all current and previous payments will be subject to impairment analysis.

Bank Loan Agreement

On September 8, 2003, the Company entered into a loan agreement with a bank (the “Loan Agreement”) and paid off its existing credit facility with initial borrowings under this new Loan Agreement.  The Loan Agreement originally provided for a two-year $8,500,000 revolving line of credit (the “revolver”), a five-year $6,500,000 term loan (the “Term A Loan”) and a six-year $3,000,000 term loan (the “Term B Loan”).  The Term B Loan was never utilized.  During 2004 and 2005, the Loan Agreement was amended several times to, among other things, extend the maturity dates of the revolver and change the available borrowings under the revolver and Term Loans and obtain an over-advance loan of $1,000,000 which was terminated on February 28, 2006.  On March 24, 2006, the Loan Agreement was further amended.  Pursuant to this latest amendment, the Loan Agreement now provides for a $9,500,000 revolver which terminates on April 1, 2007; a $7,750,000 Term A Loan due in monthly installments of $80,000 through July 31, 2008 with a balloon payment of $3,682,000 due on August 31, 2008; a $150,000 capital expenditure Term Loan B due in monthly installments of 1/60th of the outstanding balance as of August 2006 from that date through May 31, 2010 and the remainder due on June 30, 2010.  The revolver is now limited to a borrowing base equal to 80% of eligible accounts receivable and 60% of eligible inventories, as defined in the Loan Agreement.  Outstanding borrowings under the Loan Agreement are secured by substantially all assets of the Company.

Interest under each piece of the amended Loan Agreement is at a floating rate per annum equal to the prime rate plus 0.5%.  This rate was 8.75 percent as of September 30, 2006.

The Loan Agreement imposes certain restrictions on the Company, including its ability to complete significant asset sales, merge or acquire businesses and pay dividends.  Additionally, the Company must meet certain financial covenants at each quarter end during the term of the Loan Agreement, including a Minimum Tangible Net Worth, a Minimum EBITDA and a Minimum Cash Flow Coverage Leverage ratio, all as defined in the Loan Agreement.  During 2004 and 2005, the Company had violated certain of these covenants and had obtained permanent waivers from the bank for such violations.  The March 24, 2006 amendment to the Loan Agreement retroactively amended these financial covenants.  The impact of the Company’s loss on earnings before income taxes, depreciation and amortization for the twelve months ended September 30, 2006 resulted in non-compliance with two of the Company’s debt covenants at that date.  However, the Company received a permanent waiver from its lender relating to such non-compliance. Management is in discussions with its lenders about amending the covenants.

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

Business segment information is as follows ($000’s):

Three months ended September 30,	2006	2005

Net Sales
Vita	$6,536	$5,816
Vita Specialty Foods	5,915	5,554

Total Net Sales	$12,451	$11,370

Operating Profit (Loss)
Vita	$(287)	$(373)
Vita Specialty Foods	(591)	236

Total Operating (Loss)	$(878)	$(137)

Net Income (Loss)
Vita	$(291)	$(320)
Vita Specialty Foods	(434)	63

Total Net (Loss)	$(725)	$(257)

Depreciation and Amortization
Vita	$129	$129
Vita Specialty Foods	133	119

Total Depreciation and Amortization	$262	$248

Capital Expenditures
Vita	$230	$73
Vita Specialty Foods	108	408

Total Capital Expenditures	$338	$478

Nine months ended September 30,	2006	2005

Goodwill
Vita	$—	$—
Vita Specialty Foods	6,697	5,997

Total Goodwill	$6,697	$5,997

Total Assets
Vita	$17,855	$16,034
Vita Specialty Foods	10,075	10,979

Total Assets	$27,930	$27,013

Net Sales
Vita	$19,810	$16,554
Vita Specialty Foods	17,258	15,871

Total Net Sales	$37,068	$32,425

Operating Profit (Loss)
Vita	$(221)	$(1,051)
Vita Specialty Foods	104	1,020

Total Operating Profit (Loss)	$(117)	$(31)

Net Income (Loss)
Vita	$(481)	$(891)
Vita Specialty Foods	(172)	428

Total Net (Loss)	$(653)	$(463)

Depreciation and Amortization
Vita	$376	$378
Vita Specialty Foods	357	341

Total Depreciation and Amortization	$733	$719

Capital Expenditures
Vita	$506	$121
Vita Specialty Foods	360	710

Total Capital Expenditures	$866	$831

Stock Based Compensation

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share Based Payment” (SFAS 123 (R)), applying the modified prospective method.  Prior to the adoption of SFAS 123(R), the Company applied the provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” in accounting for its stock-based awards, and accordingly, recognized no compensation cost for its stock option plan awards.  Under the modified prospective method, SFAS 123(R) applies to new awards and to awards that were outstanding as of December 31, 2005 that are subsequently vested, modified, repurchased or cancelled.  Compensation expense recognized during the first nine months of 2006 includes the portion vesting during the period for (1) all share-based payments granted prior to, but not yet vested as of December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (SFAS 123) and (2) all share-based payments granted subsequent to December 31, 2005, based on the grant-date fair value estimated using the Black-Scholes option-pricing model.  Due to the late 2005 acceleration of vesting for all outstanding stock options granted prior to January 1, 2005, future compensation expense related to unvested stock options granted before such date is expected to be less than $50,000.  Stock options to purchase 10,000 shares were granted in each of the first and second quarters of 2006 to directors and an employee respectively.  Stock compensation expense of $4,900, $8,300 and $5,900 was recognized during the first, second and third quarters of 2006, respectively, on existing stock options.  As a result of the Company’s decision to adopt the modified prospective method, prior period results have not been restated.

Before adoption of SFAS 123(R), pro forma disclosures reflected the fair value of each option grant estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for stock options granted during the three months ended September 30, 2005.  The following table also shows similar information for the options granted during the third quarter of 2006.

Three months ended September 30,	2006	2005
Expected option life in years	5	5
Risk-free interest rate	4.6%	4.2%
Dividend yield	—	—
Expected volatility	51.9%	40.6%
Per share fair value	$1.23	$1.16

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 for the three and nine months ended September 30, 2005:

For the period ended September 30, 2005	Three Months	Nine Months
Net loss - as reported	$(256,965)	$(463,066)
Deduct: Total stock based compensation expense, net of related tax effects	(10,440)	(46,215)
Pro forma net loss	$(267,405)	$(509,281)
Basic and diluted loss per share:
As reported	$(0.07)	$(0.13)
Pro forma	$(0.07)	$(0.13)

The aggregate intrinsic value (defined as the difference between the market value of the Company’s stock as of the end of the period and the exercise price of the stock options) for stock options outstanding and exercisable at September 30, 2006 is $35,995 and $26,775, respectively.  Stock options representing 17,000 shares were exercised during the second quarter of 2006, while none were exercised in the first or third quarters.

The following is a summary of non vested stock option activity:

		Weighted
		Average
	Number	Grant-Date
	of Shares	Fair Value
Non-vested at December 31, 2005	63,000	$2.47
Granted	10,000	2.30
Vested	(1,000)	(3.41)
Cancelled	(4,000)	(3.41)
Non-vested at March 31, 2006	68,000	$2.37
Granted	10,000	3.73
Vested	(4,000)	(2.49)
Cancelled	—	—
Non-vested at June 30, 2006	74,000	$2.55
Granted	50,000	2.45
Vested	(13,000)	(2.77)
Cancelled	—	—
Non-vested at September 30, 2006	111,000	$2.52

At September 30, 2006, there was $109,616 of total unrecognized cost related to non-vested stock options which will be recognized over the next five years.

Equity Issuance

In February 2006, the Company entered into agreements pursuant to which five individuals or their affiliated entities invested a total of $2,500,000 in the Company.  Substantially all of these funds were used to reduce funded debt.  The investors received units consisting of an aggregate of 1,000,000 shares of common stock; three-year warrants to purchase 500,000 shares of common stock at an exercise price of $5.00 per share; and five-year warrants to purchase an additional 500,000 shares of common stock at an exercise price of $7.50 per share.  The investors included the following: (i) Stephen D. Rubin, then President and Chairman of the Board of Directors of the Company, and, as of August 18, 2006, Chairman of the Board of Directors, (ii) Clifford K. Bolen, then Senior Vice President, Chief Operating Officer and Chief Financial Officer of the Company, and as of August 18, 2006, President and Chief Executive Officer of the Company, (iii) Delphi Casualty Co., of which Glenn S. Morris, a director of the Company, owns a 44% equity interest, (iv) a trust of which

John C. Seramur, a director of the Company, serves as trustee, as well as (v) Howard Bedford, then an unrelated third-party investor and, as of May 18, 2006, a director of the Company.  The warrants were valued at $0.37 and $0.44 per share for the three year and five year warrants, respectively, based on the Black Scholes option pricing model with an expected life assumption of 3 years and 5 years respectively, a risk free interest rate of 4.59%, a dividend rate of 0% and a volatility rate of 51.5%.  The aggregate value of the warrants is included in additional paid-in-capital.  Based on the stock price on the date the employees and directors committed to acquire the units, the aggregate value of the securities received was not greater than the consideration paid.  Accordingly, no compensation was paid.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Comparison of the Three Months Ended September 30, 2006 and September 30, 2005

Revenues.  Net sales for the three months ended September 30, 2006 were $12,451,000, compared to $11,370,000 for the same period in 2005, an increase of $1,081,000 or 9.5%.  This increase is attributable to both units.  Vita Seafood, experienced an increase of $721,000, or 12.4%, led by growth of $838,000 in its line of salmon products.  An additional gain was reflected in the Vita Seafood herring product line of $55,000, but sales for the specialty product line decreased $61,000.  These results were partially offset by higher returns and allowances of $111,000.  Furthermore, although this increase in salmon sales was applicable to most major customers of this product line, two of these customers contributed over half of this gain.  The increase in herring sales was primarily the result of selling price increases, with volume relatively flat.  Adding to the increase in net sales from Vita Seafood was an increase of $361,000, or 6.5%, for the VSF business. This VSF increase was primarily the result of a $684,000 or 41.3% improvement in sales of sauces, including a $526,000 increase in hot filled products, primarily barbeque sauces and a $158,000 increase in cold filled products, primarily marinades, almost all of which was driven by demand from two large customers.  The increase in sauce sales was partially offset by increased sales deductions, which rose $343,000 or 102.4%.  This increase resulted from an increase in reserves for potential returns of unsaleable product.  Herring, salmon, and specialty product sales represented 41%, 56% and 3%, respectively, of Vita Seafood’s total gross sales during the current period compared to 46%, 50%, and 4%, respectively, during the prior year quarter.  Salad dressings/sauces, honey products and specialty items, represented 79%, 20% and 1%, respectively, of VSF current quarter total gross sales compared to 77%, 22% and 1%, respectively, during the prior year quarter.

Gross Margin.  Gross margin for the three months ended September 30, 2006 was $2,440,000, compared to $3,178,000 for the same period in 2005, a decrease of $738,000 or 23.2%.  This decrease was attributed to both units, and includes the effect of establishing one-time reserves totaling $430,000 to provide for costs associated with the start-up of a new line of VSF products.  VSF results decreased $664,000, and the Seafood business decreased $74,000.  As a percent of net sales, gross margin totaled 19.6%, down from 28.0% for the same period in 2005.  Gross margin for the Vita Seafood business, as a percentage of net sales, decreased to 19.6% from 23.3% for the same period in 2005, thus resulting in the decrease in gross profit dollars despite the sizeable sales growth.  The falloff as a percent of sales reflects rising production and distribution costs which have continued outpacing the steps taken to pass these along through higher selling prices.  The cost of at least one significant raw salmon item increased over 40% compared to the same quarter of the prior year.  Similarly, despite the increase in sales for the VSF business, gross margin as a percent of net sales decreased to 16.9% for the current quarter versus 32.8% for the same period in 2005.  In addition to the effect of establishing the reserves noted above, this decrease was a result of continuing competitive factors limiting the ability to pass along, through price increases, either the rising material or production costs.

Operating Expenses.  Selling, marketing, distribution and administrative expenses for the three months ended September 30, 2006 were $3,318,000, closely approximating the $3,316,000 for the same period in 2005.  These expenses represented 26.1% of sales for the quarter ended September 30, 2006 compared to 29.2% for the same period in 2005.  This result is net of a $92,000 reduction in administration expenses and a $94,000 increase in selling, marketing and distribution expenses.  The reduction in administrative expense is most notable at the Vita Seafood unit and primarily reflects a salary and incentive expense decline arising from the fourth quarter 2005 amendment to the contract of a senior officer which included a significant reduction in his duties.  The increase in selling, marketing and distribution expense is primarily attributable to the VSF business and arose largely as a result of the increased volume, most significantly in freight out.

Interest Expense.  Interest expense for the three months ended September 30, 2006 was $331,000, compared to $292,000 for the same period in 2005, an increase of $39,000 or 13.4%.  During the 2006 period, average debt decreased to $15,200,000 from $17,200,000 or 11.6% compared to the same quarter of the prior year.  Thus, the increase in interest expense was primarily attributable to higher average interest rates under the Company’s Loan Agreement which rose to 8.7% in the 2006 period from 6.8% in the 2005 period.

Income Taxes.  The Company recognized benefits of $(484,000) and $(172,000) for the quarters ended September 30, 2006 and 2005, respectively.  Both represented approximately 40% of the pretax results for those periods.

Net Loss.  Reflecting the operating results described above, the net loss for the three months ended September 30, 2006 totaled $(725,000) or $(0.15) per share on both a basic and fully diluted basis.  This compares to a net loss of $(257,000) for the same period in 2005, or $(0.07) per share on both bases.  Weighted average outstanding shares increased due to the February 2006 issuance of 1,000,000 shares of common stock.

Comparison of the Nine Months Ended September 30, 2006 and September 30, 2005

Revenues.  Net sales for the nine months ended September 30, 2006 were $37,068,000, compared to $32,425,000 for the same period in 2005, an increase of $4,643,000 or 14.3%.  This increase is attributable to both units.  Vita Seafood, experienced an increase of $3,256,000, or 19.7%, led by growth of $3,125,000 in its line of salmon products.  An additional gain was reflected in the Vita Seafood herring product line of $539,000, but the specialty product line sales decreased by $40,000.  These results were partially offset by higher returns and allowances of $368,000.  Of the substantial increase in salmon sales, approximately $2,650,000 was a result of a volume increase with the balance of $475,000 arising primarily from pricing gains.  Furthermore, although this increase in salmon sales was applicable to most major customers of this product line, two major customers contributed over half of this gain.  The increase in herring sales was the result of a $315,000 volume increase with the balance of $224,000 arising from net pricing gains.  Adding to the increase in net sales from Vita Seafood was an increase of $1,387,000, or 8.7%, for the VSF business, which was primarily the result of a $989,000 or 33.3% improvement in sales of sauces, a $366,000 or 8.9% increase for honey products and a $253,000 or 2.6% increase for salad dressings.  This increase in gross sales was net of an increase in sales deductions which grew by $211,000, or 18.3%, driven by an increase in reserves for potential returns of unsaleable products.  Herring, salmon, and specialty product sales represented 43%, 54% and 3%, respectively, of Vita Seafood’s total gross sales during the current period compared to 48%, 48%, and 4%, respectively, during the prior year quarter.  Salad dressings/sauces, honey products and specialty items, represented 75%, 24% and 1%, respectively, of VSF current quarter total gross sales which are approximately the same proportions sold during the prior year quarter.

Gross Margin.  Gross margin for the nine months ended September 30, 2006 was $9,709,000, compared to $9,859,000 for the same period in 2005, a decrease of $150,000 or 1.5%.  This decrease was attributed to a net reduction of $960,000 for VSF, partially offset by the Vita Seafood business which increased $810,000.  As a percent of net sales, gross margin totaled 26.2%, down from 30.4% for the same period in 2005.  The gross margin for the Vita Seafood business, as a percentage of net sales, was steady at 24.8% for both the 2006 and the 2005 quarters.  Despite the increase in sales for the VSF business, gross margin as a percent of net sales decreased to 27.8% for the current period versus 36.2% for the same period in 2005.  This significant decrease resulted from the establishment of one-time reserves totaling $430,000 for costs associated with the start-up of a new line of products, on top of the continuing effects of competitive factors limiting the ability to pass along, through pricing increases, either the rising material or production costs.

Operating Expenses.  Selling, marketing, distribution and administrative expenses for the nine months ended September 30, 2006 were $9,826,000, compared to $9,890,000 for the same period in 2005, an improvement of $64,000 or 0.6%.  As a percentage of net sales, these expenses were 26.3% compared with 30.5% in 2005.  This reduction in expenses was the net result of a $250,000 increase in the selling, marketing and distribution expense category and a $314,000 decrease in administrative expenses.  The increase in selling, marketing and distribution expense arose as a result of several offsetting factors, most significantly, an increase in distribution expenses at both operations which totaled $275,000, principally consisting of freight out.  This distribution expense increase directly resulted from higher sales volume and increased fuel costs.  The reduction in administrative expense is notable at both units and primarily reflects a reduction in officers’ salary and incentive expense totaling $292,000 and largely arising from the fourth quarter 2005 amendment to the contract of a senior officer which included a significant reduction in his duties.

Interest Expense.  Interest expense for the nine months ended September 30, 2006 was $971,000, compared to $741,000 for the same period in 2005, an increase of $230,000 or 31.0%.  During the current period, the average debt decreased 2.4% to $15,900,000 compared to the average for the first nine months of the prior year of $16,300,000.  Thus, the increase in interest expense was primarily attributable to higher average interest rates under the Company’s Loan Agreement which rose to 8.1% in the 2006 period from 6.1% in the 2005 period.

Income Taxes.  The Company recognized benefits of $(435,000) and $(309,000) for the nine months ended September 30, 2006, and September 30, 2005, respectively.  Both represented approximately 40% of the pretax results for those periods.

Net Loss.  Reflecting the operating results described above, the net loss for the nine months ended September 30, 2006 totaled $(653,000) or $(0.14) per share on both a basic and fully diluted basis.  This compares to a net loss of $(463,000) for the same period in 2005 or $(0.12) per share on both bases.

Financial Condition

In February 2006, the Company entered into agreements pursuant to which five individuals or their affiliated entities invested a total of $2,500,000 in the Company.  Substantially all of these funds were used to reduce funded debt.  The investors received units consisting of an aggregate of 1,000,000 shares of common stock; three-year warrants to purchase 500,000 shares of common stock at an exercise price of $5.00 per share; and five-year warrants to purchase an additional 500,000 shares of common stock at an exercise price of $7.50 per share.  The investors included the following: (i) Stephen D. Rubin, then President and Chairman of the Board of Directors of the Company, and as of August 18, 2006, Chairman of the Board of Directors, (ii) Clifford K. Bolen, then Senior Vice President, Chief Operating Officer and Chief Financial Officer of the Company, and, as of August 18, 2006, President and Chief Executive Officer, (iii) Delphi Casualty Co., of which Glenn S. Morris, a director of the Company, owns a 44% equity interest, (iv) a trust of which John C. Seramur, a director of the Company, serves as trustee, as well as (v) Howard Bedford, then an unrelated third-party investor and, as of May 18, 2006, a director of the Company.

The Company’s outstanding revolving bank facility of $9,500,000 was scheduled to mature on April 1, 2007 and thus has been classified on the September 30, 2006 balance sheet as a current obligation.  However, at December 31, 2005 and at September 30, 2005, the outstanding revolver balances of $8,588,000 and $9,162,000 respectively, were classified as long—term obligations.  Primarily as a result of this reclassification of the revolving debt into the current obligations, the working capital decreased to $(234,000) at September 30, 2006, versus $7,851,000 at December 31, 2005, and $9,169,000 at September 30, 2005.  Additionally, the current ratio at September 30, 2006 dropped to 0.98 to 1.0 compared to 2.3 to 1.0 at December 31, 2005 and 2.7 to 1.0 at September 30, 2005.  As a result of the increase in sales activity, current assets increased $746,000 driven by trade accounts receivable ($709,000, which is net of an increase in reserves for potential returns of unsaleable products) and finished goods inventory ($376,000), partially offset by a $302,000 decline in income taxes receivable which reflects a refund received in the first quarter.

At September 30, 2006, the Company had $39,000 in cash, a revolving credit facility of $9,500,000 and term facilities totaling $7,900,000, consisting of a $7,750,000 facility that represents the Company’s long term borrowing, Term Loan A and a $150,000 capital expenditure line of credit, Term Loan B.  As discussed above, the revolving loan facility matures April 1, 2007 (as amended in March 2006) and Term Loan A is payable in monthly installments of $80,000 through July 31, 2008, with a balloon payment of $3,682,000 due on August 31, 2008.  Term Loan B is payable in monthly installments of 1/60th of the total principal, beginning on the last business day of August, 2006 and continuing monthly through May 31, 2010 with any remaining amount payable on June 30, 2010.  Amounts outstanding under the revolving facility, the Term A and Term B facilities at September 30, 2006 were $7,297,000, $5,522,000 and $150,000, respectively.

Interest under each piece of the amended Loan Agreement is at a floating rate per annum equal to the prime rate plus 0.5%.  This rate was 8.75% as of September 30, 2006.  The Loan Agreement imposes certain restrictions on the Company, including its ability to complete significant asset sales, merge or acquire businesses and pay dividends.  Additionally, the Company must meet certain financial covenants at each quarter end during the term of the Loan Agreement, including a Minimum Tangible Net Worth, a Minimum EBITDA and a Minimum Cash Flow Coverage Leverage ratio, all as defined in the Loan Agreement.  During 2004 and 2005, the Company had violated certain of these covenants and had obtained permanent waivers from the bank for such violations.  The March 24, 2006 amendment to the Loan Agreement retroactively amended these financial covenants.  The impact of the Company’s loss on earnings before income taxes, depreciation and amortization for the twelve months ended September 30, 2006 resulted in non-compliance with two of the

Company’s debt covenants at that date.  However, the Company received a permanent waiver from its lender relating to such non-compliance. Management is in discussions with its lenders about amending the covenants.

The ratio of long-term debt to total capitalization totaled 33% at September 30, 2006 down from 74% at December 31, 2005.  This change was primarily the result of both the $2,500,000 equity investment and use of the proceeds to reduce debt and the classification of the revolving debt into the current category.  The Company believes its financial resources are adequate to fund its needs for the next 12 months.

Cash flows from operating activities. Net cash provided by operating activities was $1,120,000 for the nine months ended September 30, 2006, primarily reflecting the $1,131,000 reduction in working capital since December 31, 2005 (excluding tax-related items and debt).  This amount of net cash provided by operating activities for the current nine month period was $1,587,000 more than the $467,000 used during the same period in 2005.  Additionally, this increase occurred despite an $810,000 decrease in net collections of accounts receivable during the period since the decrease was more than offset by an additional $1,573,000 resulting from a smaller inventory increase in the current period compared to the prior year, and an additional $745,000 provided from a larger increase in accounts payable and other obligations.  The reduced collections of accounts receivable was primarily due to a combination of higher sales in the current year quarter and a collection delay due to invoicing specification issues with two large customers.

Cash flows from investing activities. Net cash used in investing activities was $893,000 for the nine months ended September 30, 2006, which was $15,000 less than the $908,000 used during the same period of the prior year.  During both periods, these funds primarily represent investment in the production facilities.

Cash flows from financing activities. Net cash used in financing activities was $213,000 for the nine months ended September 30, 2006.  This net usage is the excess of $1,924,000 of net cash used to pay down the loan facilities including $1,291,000 of net revolver payments and $633,000 of term loan payments, in addition to $700,000 used to make the scheduled installments under the terms of the Virginia Honey acquisition agreement; less cash received of $2,379,000 representing the February 2006 equity investment, net of associated transaction costs and less the proceeds from the stock purchase, option and compensation transactions totaling $30,000.  The cash used in the current year compares to the $1,324,000 provided during the same period in 2005.

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

During the fourth quarter of 2003, the Company completed its annual assessment of impairment regarding the goodwill recorded as a result of the Virginia Honey acquisition ($6,004,000) and the Halifax acquisition ($2,307,000).  Those assessments, supported by independent appraisals of the fair value of VSF, did not identify any impairment.  However, the 2004 independent appraisal – made using customary valuation methodologies including discounted cash flows and fundamental analysis, did reveal impairment issues.  The appraisal reflected a decreased fair value of VSF, principally caused by the decline in operating income of VSF during 2004.  That decline was primarily a result of a substantial decline in the sales of Halifax products – which were down $1,600,000 or 21% in 2004.  Based on the appraised value of VSF, the resulting impairment charge of approximately $2,314,000 was recorded in the fourth quarter of 2004.  The 2005 assessment and independent appraisal did not indicate any further impairment. An updated valuation will be completed in the fourth quarter of 2006.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to interest rate fluctuations, primarily as a result of its $17.4 million Loan Agreement with interest rates based on prime rate plus 0.5%, or 8.75% as of September 30, 2006.  The Company does not currently use derivative instruments to alter the interest rate characteristics of any of the debt.  A 10% fluctuation in interest rates would not have a material impact on the Company’s financial statements.

Item 4.  Controls and Procedures

Under the supervision and with the participation of the Company’s management team, the principal executive officers and principal financial officer have evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rules 13a – 15(e) and 15d – 15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of September 30, 2006 and, based on their evaluation, have concluded that these controls and procedures are effective.  There were no changes in the Company’s internal control over financial reporting during the fiscal period ended September 30, 2006 that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting.

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

Item 6.  Exhibits

10.1	Description of Chief Financial Officer compensatory arrangement

31.1	Principal Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Principal Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Principal Executive and Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VITA FOOD PRODUCTS, INC.

Date: November 14, 2006	By:	/s/ Clifford K. Bolen
Clifford K. Bolen
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2006	By:	/s/ William J. Kenealy
William J. Kenealy
Chief Financial Officer
(Principal Financial and Accounting Officer)

Exhibit Index

Number	Exhibit Title

10.1	Description of Chief Financial Officer compensatory arrangement.

31.1	Principal Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Principal Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Principal Executive and Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.