Form 10-K
period 2006-12-31
VITA FOOD PRODUCTS INC
filed 2007-04-17
CIK 1024342

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. .   Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer.  See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act.   (Check one):

Large Accelerated Filer _____ Accelerated Filer ______ Non-accelerated Filer _____ X ____

Indicate by check mark whether the registrant is a shell company (as defined in Rule12b-2 of the Exchange Act)
Yes ☐    No ☒

The aggregate market value of common stock held by non-affiliates of the registrant as of June 30, 2006 was $7,246,158.

The number of shares outstanding of the registrant’s common stock as of March 30, 2007 was 4,935,247.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held on May 17, 2007 are incorporated by reference in Part III.

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

The Company significantly expanded its line of specialty food products in 2002 and 2001 with the acquisitions of The Halifax Group, Inc. (“Halifax”) and the Virginia Honey Company, Inc. (“Virginia Honey”), respectively. The Company has formed Vita Specialty Foods, Inc.  (“VSF”) as a wholly owned subsidiary and a separate business unit (the “Vita Specialty Foods Segment”) to consolidate the operations of Virginia Honey and Halifax (the Company’s operations conducted separately from the operations of the Vita Specialty Foods Segment are referred to herein as the “Vita Seafood Segment” and references to the Company include the acquired operations subsequent to their respective acquisition dates).  The Vita Specialty Foods Segment specializes in processing and marketing, (i) under the Virginia Brand name, honey, salad dressings, sauces, jams and jellies and gift basket products; (ii) under its Oak Hill Farms® brand name, a line of salad dressings, gourmet sauces, and beverages; and (iii) under its Scorned Woman® brand name, a line of hot sauce based products.  In addition, the Vita Specialty Foods Segment has brand name product licensing agreements with Budweiser™, Jim Beam®, Allied Domecq (expired June 30, 2006) for the brand names Kahlúa® and Courvoisier®, and certain colleges and universities under which the Company produces and markets various cooking sauces, steak sauces, marinades and other gourmet related products. As a result of the acquisitions of Halifax and Virginia Honey, the Company leveraged its sales and distribution network to provide national exposure to the products of the Vita Specialty Foods Segment.  The Company also expects to continually introduce new products with a goal of enhancing the aforementioned brand names under the Vita Seafood Segment and the Vita Specialty Foods Segment.

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

Strategy

The Company’s long-term strategy is to (i) focus on acquisitions; (ii) continue to strengthen its brands; and (iii) capitalize on the strength of the Company’s national distribution network to increase its market share for its existing products and introduce and market new products sold under the Vita, Elf, Grand Isle, Virginia Brand, Oak Hill Farms, Budweiser™, Jim Beam Gourmet Foods, Scorned Woman and other brand names owned, purchased or licensed from third parties. The Company intends to implement its growth strategy through acquiring, or entering into joint ventures with, companies producing complementary specialty food products, introducing and developing new products and increasing its marketing efforts.

Products

General

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

Vita Seafood Segment Products

Herring

Vita & Elf brand herring are made from the best available grade of ocean herring.  The herring is cured and mixed with a variety of high quality spices, wines and other ingredients according to the Company’s proprietary formulations to produce a number of products.  These products are then either packaged in vacuum-sealed glass jars to preserve flavor for sale to Supermarkets or packaged in bulk containers for sale to Institutional Purchasers. Herring is a traditional Eastern European and Scandinavian staple, being one of the most widely consumed fish in the world.  In the United States, herring is more of a specialty product that is served at parties or holiday gatherings. Herring products are often served as appetizers, part of a buffet, between-meal snacks or an ingredient in salads.  The Company’s most popular herring products are its “Vita Herring in Wine Sauce” and “Vita Herring in Real Sour Cream.”  The Company also sells a variety of other herring products under the Vita and Elf brand names.  Sales of herring products represented 26%, 29% and 29% of total consolidated sales for the years ended December 31, 2006, 2005 and 2004, respectively.

Salmon

Vita uses only premium and quality grades of salmon from Southeastern Alaska, Canada, Chile, and other regions of the world. The salmon is cured, smoked, and sliced for most of its salmon products.  The Company’s retail salmon products are packaged and sold either refrigerated or frozen to Supermarkets.  The institutional cured and smoked salmon products are packaged in bulk containers, including three-pound trays, and sold refrigerated or frozen to Institutional Purchasers.  The Company introduced a new line of “No Preservative” premium smoked Atlantic Salmon products, under the “Grand Isle” brand name in the fourth quarter of 2004. Salmon consumption has been increasing over the past five years and salmon now represents one of the most popular types of seafood consumed in the United States. The Company’s salmon products are generally served as part of buffets at parties, particularly during the Christmas holiday season, or as a traditional brunch item with bagels.  The salmon products are also served as appetizers at formal parties and are being more frequently used as light meals. The Company’s salmon products include “Vita Lox Salmon,” “Vita Nova Salmon,” and “Vita Classic Salmon,” “Grand Isle Salmon,” “Vita Salmon Burger,” “Vita Marinated Salmon,” and “Vita Salmon Spread”.  Sales of salmon products represented 29%, 25% and 24% of total consolidated sales for the years ended December 31, 2006, 2005 and 2004, respectively.

Complementary Products

The Company sells a number of spreads and condiments, including horseradish, cream cheese with smoked salmon, cocktail and tartar sauces, and shrimp cocktail products. These products are used as appetizers and condiments to accompany light meals and holiday trays. These products are marketed by the Company under the Vita brand name, but produced by third parties pursuant to co-packing arrangements.  Sales of complementary products represented 2%, of total consolidated sales for each of the years ended December 31, 2006, 2005 and 2004.

Vita Specialty Foods Segment Products

Salad Dressings

The Company manufactures and markets three premium lines of salad dressings.  Two lines are under the Virginia Brand and Oak Hill Farms names and are sold in the grocery section. The third line, which has been developed since the acquisition of Virginia Honey, is under the Vita brand name and is sold refrigerated.  All salad dressing flavors feature the finest ingredients available and most contain the Vidalia® Onion ingredient. While all of the dressings boast premium quality and taste, some also feature no cholesterol, low fat, low carbohydrates, and low calories. The Company’s salad dressing customers are mainly Supermarkets.  Sales of salad dressings represented 22%, 25% and 25% of total consolidated sales for the years ended December 31, 2006, 2005 and 2004, respectively.

Honey

Virginia Honey, followed by the Vita Specialty Foods Segment, has been packing and marketing Pure, Grade “A” honey under the Virginia Brand name since 1962. The honey is available in several varieties and blends, including Clover, Wildflower, Orange Blossom, and Acacia. Each variety is available in many sizes ranging from 6oz mugs to 55-gallon drums used for food service. The Company’s customers include Supermarkets, Institutional Purchasers, bakeries and major food processors. Sales of honey products represented 11%, 12% and 13% of total consolidated sales for the years ended December 31, 2006, 2005 and 2004, respectively.

Specialty Products

The Company manufactures and sells BBQ sauces, marinades, steak sauce, hot sauces, wing sauce, gourmet cooking sauces and other specialty items. These products are marketed by the Company under the Oak Hill Farms and Scorned Woman brand names and under licensing agreements with Budweiser™ Jim Beam®.

In addition, the Company sells a wide array of other products including molasses, baking mixes, syrups, condiments, cider, mustard, jams, jellies, and preserves. These products are marketed by the Company under the Virginia Brand name, but produced by third parties pursuant to co-packing arrangements. Sales of specialty products represented 10%, 7% and 7% of total consolidated sales for the years ended December 31, 2006, 2005 and 2004, respectively.

Newer Products

The Company’s newer products are those being introduced currently and during the past year and are developed by the Company or marketed under co-packing arrangements or distribution agreements.

The Company introduced its Budweiser™ line of sauces made with Budweiser® beer in July 2006.  Included are four items; Budweiser™ Barbeque Sauce, Basting Sauce, Beechwood Smoked Barbeque Sauce and Wing Sauce.

Certain Financial Information

See Note 11 in “Item 8. Financial Statements” for information regarding revenues from external customers, profit and total assets of each of the Company’s business segments.

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

In addition to the Company’s three facilities, the Company also stores and distributes its products through approximately six warehouse facilities owned by third parties, which are located throughout the United States. See “Properties” for further information.

Customers

The Company’s customers include large regional supermarket chains, wholesale clubs and gourmet shops throughout the country and in Canada and Mexico. The Company’s products sold under the Vita and Virginia Brand names are particularly well known on the eastern seaboard.

The Company’s three largest customers represented 24%, 11% and 11% of its net sales in 2006.  Two of these customers represented, 20% and 12% in 2005 and 21% and 14% in 2004, respectively of its net sales.  The Company does not have a long-term contractual relationship with these customers. The Company believes the loss of any of these customers would have a material adverse affect on the Company’s business, financial condition and results of operations.  To this point, during 2003, the Vita Seafood Segment’s largest customer discontinued a Vita Seafood Segment product resulting in a material impact to the Company’s financial results for 2004. However, in 2004 the Company replaced much of this business through sales to other customers.  The Company believes that its present working relationships with these customers that have been built up over time are likely to continue.

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

Foreign Sales

The Company had sales to foreign countries totaling $655,000, $1,471,000 and $2,076,000 during 2006, 2005 and 2004, respectively.

Product Return Policy

The Vita Seafood Segment guarantees the sale of most of its products sold in Supermarkets, excluding warehouse clubs, which sales represent approximately 76% of that segment’s sales. This guarantee helps ensure that consumers receive fresh products. Under the guarantee, the majority of customers are issued an allowance off-invoice to cover products not sold before the expiration date. Other customers with product not sold before the expiration date have the right to return unsold product to the Company through its food brokers or dispose of the unsold product themselves or through a food distributor. A credit is then issued to the Supermarket or food distributor. The Company provides a reserve that is recorded concurrently with the sale. The Company believes, based on its historical return rates, which have been fairly consistent over the past several years, that this reserve is adequate to recognize the cost of all foreseeable future product return credits associated with previously recognized revenues.

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

Quality Control

The Company believes that it was one of the first processors of herring products and cured and smoked salmon products to institute quality control procedures and that its quality control procedures are among the most stringent in this market. The Company has six full-time employees in its Quality Control Departments. The primary responsibility of these employees is to ensure the quality of all its products by overseeing the production process and by frequently testing the consistency of the products as they are produced. In addition, the Company is using certain high-tech equipment in its production process dedicated solely to quality control purposes that the Company believes gives it a competitive advantage.  The products produced through co-packing arrangements are subject to both the quality control procedures of the co-packing company and the same frequent product testing that is required of the Company’s products under its quality control procedures. See “Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations” for information relating to quality control in fiscal year 2006.

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

Vita Specialty Foods Segment

Through its acquisitions of Virginia Honey and Halifax, the Company also acquired the federally registered trademarks “Virginia Brand”, “Oak Hill Farms” and “Scorned Woman”.  In addition, the Company is now producing and marketing products under various third-party licensing agreements.  The Company believes that the brand names of Budweiser™, Jim Beam® and certain colleges and universities can attract consumer attention in a highly competitive marketplace.  The Company believes these licensing agreements can provide opportunities within the Company’s national sales and distribution network to add significant sales growth.  The Company plans to explore the use of additional brand names through third-party licensing agreements as part of its overall strategy.  The Company is not aware of any names or marks which infringe on any of those the Company uses.  Although the Company sells products under a number of other brand and trade names, such other brand or trade names are not material to the Company’s marketing strategy. The Company also uses various recipes and proprietary formulations in its products, which it maintains as trade secrets. The Company does not believe its business is otherwise dependent upon any patent, license, trademark, and service mark or copyright.

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

Employees

At December 31, 2006, the Company had 178 full-time employees.  Additionally, up to 50 workers are hired on a temporary basis each year to meet seasonal production demands.  At the Chicago, Illinois plant, except for supervisors, all production employees are represented by the Local 1546 United Food & Commercial Workers, International Union and maintenance employees are represented by the Local 399 International Union of Operating Engineers. The Company has not experienced any work stoppages since the Company was acquired by the Investors in 1982.  The Company considers its relations with its employees to be good.

Government Regulation

The manufacture, processing, packaging, storage, distribution and labeling of food products are subject to extensive federal and state laws and regulations.  In the United States, the Company’s business is subject to regulation by the Food and Drug Administration (the “FDA”).  Applicable statutes and regulations governing food products include “standards of identity” for the content of specific types of foods, nutritional labeling and serving size requirements.  The Company believes that its current products satisfy, and its new products will satisfy, all applicable regulations and that all of the ingredients used in its products are “generally recognized as safe” by the FDA for the intended purposes for which they will be used.  See “Item 7  Management’s Discussion and Analysis of Financial Condition and Results of Operations” for information relating to FDA labeling issues faced by the Company in fiscal year 2006.

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

Seasonality

See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Seasonality; Quarterly Results.”

Internet Address

The Company’s Internet address is www.vitafoodproducts.com.  The Company makes available, free of charge on or through its website, its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after it has electronically filed such material with, or furnished it to, the Securities and Exchange Commission.

Item 1A.                 Risk Factors.

The Company is subject to a number of important risks and uncertainties.  The accompanying risk factors should be read in conjunction with the information included in this Annual Report on Form 10-K.

We have incurred substantial indebtedness.  Amounts outstanding under our revolving credit facility, Term A facility and Term B facility at December 31, 2006 were $7,526,730; $5,282,000 and $150,000 respectively.  The ratio of long term debt to total capitalization was 69% at December 31, 2006.  This substantial indebtedness represents an element of risk in the event that our operating proceeds are insufficient to meet the principal and interest payments on our indebtedness.  If our cash flow is insufficient to service our debt, the value of our equity could be reduced or eliminated through foreclosure.

Restrictions imposed by the terms of our Loan Agreement may limit our operating and financial flexibility.  All of our assets have been pledged as security for any borrowings under our Loan Agreement. The Loan Agreement contains various business and financial covenants including among other things, a debt service ratio, a net worth covenant and a ratio of total liabilities to tangible net worth.  Our failure to comply with our obligations under the Loan Agreement may result in an event of default, which, if not cured or waived, may permit acceleration of the indebtedness under the Loan Agreement.  We most likely would not have sufficient funds available to pay any accelerated indebtedness and cannot be certain that we would even have the ability to refinance accelerated indebtedness on favorable terms should an event of default occur.

Changes in interest rates affect the interest rate payable under our Loan Agreement. We are exposed to interest rate fluctuations, primarily as a result of the fact that rates under our Loan Agreement are based on a factor of the prime rate and thus subject to market fluctuations.  We do not currently use derivative instruments to alter the interest rate characteristics of any debt.

General economic conditions and conditions in the retail environment could adversely affect our customers.  Our largest customers are in the retail grocery business and we guarantee the sales to the majority of these customers.  Accordingly, a slow down in the economy, especially in the retail market could directly affect our revenues and profitability.

We are dependent on a few large customers.  During 2006, our three largest customers represented 24%, 11% and 11% of our net sales.  We do not have a long term contract with either of these customers and the loss of either customer would have a material adverse affect on the Company’s business.

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

Howard Bedford, a member of the board of directors, may control approximately 38.2% of our outstanding voting stock in the near future.  The Company has reached an agreement in principle with Mr. Bedford pursuant to which he would acquire additional Common Stock that would bring him to this total ownership percentage interest.  By virtue of this significant ownership percentage, Mr. Bedford would have substantial influence over the Company’s affairs and the election of the members of our board of directors.  He also may be able to prevent or cause a change in control of the Company.  If Mr. Bedford exercises all of the warrants that are part of the agreement, he would control approximately 48.5% of the Company’s outstanding voting stock.

Our reserves may be inaccurate.  Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts.  Actual results may differ from these estimates.

Our quality control procedures could fail to detect a quality issue.  Although the Company has six full-time employees responsible primarily for ensuring the quality of all the Company’s products by overseeing the production process and by frequently testing the consistency of the products as they are produced, and the Company uses high-tech equipment in its production processes dedicated solely to quality control purposes, the Company’s quality control procedures could fail to detect a particular issue affecting the quality of one or more of its products.  See “Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations” for information relating to quality control in fiscal year 2006.

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

The terms of our relationships with our suppliers could change.  We do not have long term purchase agreements with any supplier.  Our ability to continue to procure key materials at a competitive price is critical to future success.  There can be no assurance that our current suppliers will not consolidate, go out of business, terminate their relationship with us or negatively change the terms upon which they service us.  We purchase herring from one supplier.  Other raw materials, such as salmon, and co-packed products are purchased from a number of sources, allowing us to negotiate competitive prices.  A consolidation of such suppliers could have an adverse affect on the price of our key materials.

Trade accounts receivable potentially subject us to significant concentrations of credit risk.  We primarily provide credit in the normal course of business.  In the year ended December 31, 2006, the Company had sales to three customers representing 24%, 11% and 11% of total annual net sales.  At December 31, 2006, these customers had open accounts receivable balances of $1,002,000, $618,000 and $1,104,000, respectively.  We perform ongoing credit evaluations of our customers and maintain allowances for potential credit losses, if necessary. However, actual write-offs could exceed those recorded allowances for doubtful accounts.

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

We could experience material goodwill impairment.  Our assets include a substantial amount of goodwill.  This is a result of the acquisition of VSF.  The value of this goodwill is assessed at least annually.  If future operating performance at this business unit were to fall significantly below current levels, a non-cash charge to operating earnings for goodwill impairment could result as has happened in 2004 and 2006.  The impairments were principally due to the decline in the sales volume of Halifax products in 2004 and overall performance issues in 2006.

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

Government regulations including any future claims could have a negative impact.  Local authorities measure and assess the amount of certain pollutants discharged from the Chicago facility and entering the wastewater treatment system.  These authorities have the power to fine or temporarily close that production facility.  Furthermore, the quality of our products is regulated by the FDA and failure to comply with regulations could result in a product recall or temporary closure of a facility.  The Martinsburg, West Virginia facility uses ingredients under the regulation of the Alcohol, Tobacco and Firearms Agency and failure to comply with regulations could result in a product recall or temporary closing of the facility.

Certain of our employees are covered under a collective bargaining agreement.  Our production employees at the Chicago facility, other than supervisors, are represented by the Local 1546 United Food & Commercial Workers, International Union and maintenance employees are represented by the Local 399 International Union of Operating Engineers.  Although we consider our labor relations to be good, a strike, walkout or lockout occurred for a significant period of time could have an adverse affect on results of operations.

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

The Company produces, packages, stores, and distributes its Vita and Virginia Brand salad dressing products and its Budweiser™ Brand, Oak Hill Farms, Jim Beam® Brand, and Scorned Woman Brand of products ranging from salad dressing, cooking sauces, pasta sauces, hot sauces and beverage products and its Virginia Brand honey products at a leased facility located in Martinsburg, West Virginia.  The Company’s facility is located on 8.75 acres of land. The facility contains approximately 68,000 square feet of space, including approximately 62,300 square feet of production space, and approximately 5,700 square feet of office space.

The Company manufactures and stores, for its own use, plastic bottles at a leased facility located in Berryville, Virginia.  The Company’s facility is located on 6.25 acres of land. The facility contains approximately 24,000 square feet of space, including approximately 23,250 square feet of production space, and approximately 750 square feet of office space.  In December 2006, management determined that it would exercise its option to terminate its lease of the Company’s Berryville plant.  The option was exercised in February 2007 and the lease will terminate as of April 2007.  The plastic bottle manufacturing operations of this plant will be terminated and the Company will start purchasing plastic bottles for its Martinsburg plant from third parties.  Additionally, honey processing operations will be transferred to the Martinsburg plant other than a small industrial grade honey processing operation which represented an immaterial product line for the Company.

The Company believes that its current facilities, excluding the Berryville facility, provide sufficient capacity for its needs.

Item 3.                Legal Proceedings.

The Company is not currently involved in any material pending legal proceedings and is not aware of any material legal proceedings threatened against it.

Item 4.          Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the fourth quarter 2006.

PART II

Item 5.          Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The Company’s Common Stock began trading on the Chicago Stock Exchange on January 17, 1997, and on the American Stock Exchange on May 12, 1997, under the symbol “VSF”.  The Company believes that as of February 28, 2007 there were approximately 800 beneficial holders of the Company’s Common Stock.

The Company has never paid a cash dividend on its Common Stock and currently anticipates that all of its earnings will be retained for use in the operation and expansion of its business.  The Company’s revolving and term loan facilities restrict the Company’s ability to pay dividends through requiring approval from the lender.

The following table sets forth the high and low sales prices per share for the Common Stock of the Company for each quarter within fiscal years 2006 and 2005.

Quarter	High	Low

1st — 2006	$3.70	$1.65
2nd — 2006	4.70	3.15
3rd — 2006	3.65	2.35
4th — 2006	3.30	1.92

1st — 2005	3.81	2.90
2nd — 2005	2.94	2.01
3rd — 2005	2.99	2.30
4th — 2005	2.32	1.63

Recent Sales of Unregistered Securities

Equity Investments

On February 16, 2006, the Company entered into Subscription Agreements pursuant to which five individuals or their affiliated entities (the “Equity Investors”) invested a total of $2,500,000 in the Company. Substantially all of these funds were used to reduce funded debt. The investors received $250,000 units, each consisting of 100,000 shares of common stock; three-year warrants to purchase 50,000 shares of common stock at an exercise price of $5.00 per share; and five-year warrants to purchase an additional 50,000 shares of common stock at an exercise price of $7.50 per share. The Equity Investors included the following individuals or their affiliated entities:  (i) Stephen D. Rubin, then Office of the Chief Executive, President and a director of the Company and currently Chairman of the Board of the Company, who invested $500,000; (ii) Clifford K. Bolen, then Office of the Chief Executive, Senior Vice President, Chief Operating Officer and Chief Financial Officer of the Company and currently President and Chief Executive Officer of the Company, together with certain of his affiliates, who invested $250,000; (iii) Delphi Casualty Co., of which Glenn S. Morris, a director of the Company, owns a 44% equity interest, which invested $250,000; (iv) a trust of which John C. Seramur, a director of the Company, serves as trustee, which invested $500,000; and (v) Howard Bedford, then a third party investor and currently a member of the Company’s Board of Directors, who invested $1,000,000.  None of the warrants have been exercised and all remain outstanding.

The Company relied on the exemption provided by Section 4(2) of the Securities Act of 1933, as amended, and Regulation D promulgated thereunder, in connection with the unregistered sale of Common Stock to the Equity Investors.

Directors Shares

On each of August 18, 2006 and November 16, 2006, the Company issued shares of Common Stock to each of its non-employee directors in lieu of fees for attending meetings of the Board and its committees that took place on those dates.  The numbers of shares to be issued was determined based on the amount of fees payable to each director divided by the closing price of the Common Stock on the respective meeting date.  The number of shares issued to each individual director for the August and November meetings, respectively, were as follows:

Glenn Morris:	1,447 and 1,840
John Seramur:	1,496 and 1,840
Steve Rothstein:	1,628 and 1,957
Scott Levitt:	1,644 and 1,887
Howard Bedford:	1,447 and 1,840

The Company relied on the exemption provided by Section 4(2) of the Securities Act of 1933, as amended, and Regulation D promulgated thereunder, in connection with the unregistered issuance of Common Stock to the non-employee directors.

No purchases were made by or on behalf of the Company or any “affiliated purchaser” of shares of the Company’s Common Stock during the fourth quarter of fiscal year 2006.

Equity Compensation Plan Information

The following table presents certain information as of December 31, 2006 with respect to compensation plans under which Common Stock of the Company is authorized for issuance.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,289,100	$3.84	0
Equity compensation plans not approved by security holders	50,000	2.12	425,000
Total	1,339,100	$3.84	425,000

Item 6.                Selected Financial Data.

In thousands, except per share data

Year Ended December 31,	2006(4)	2005(3)	2004(2)	2003	2002(1)

Net Sales	$50,954	$46,573	$48,408	$50,641	$42,504
Operating (Loss) Profit	(1,862)	(358)	(2,219)	2,502	2,915
Operating Margin	(3.70)%	(0.80)%	(4.60)%	4.90%	6.80%
Net (Loss) Income	$(2,391)	$(889)	$(2,717)	$1,048	$1,446
Basic Earnings (Loss) per Share	(0.51)	(0.23)	(0.71)	0.28	0.39
Diluted Earnings (Loss) per Share	(0.51)	(0.23)	(0.71)	0.27	0.38
Cash	54	25	56	125	46
Total Assets	27,534	27,023	25,300	29,084	26,542
Long-Term Debt (less current
maturities)	14,373	16,653	15,498	17,685	14,416
Shareholders’ Equity	3,866	3,702	4,564	7,192	5,993

(1)      Includes the results of Halifax since the effective acquisition date of November 1, 2002.

(2)      Operating results for 2004 include a $2,314,000 goodwill impairment charge.

(3)      Operating results for 2005 include a $301,000 charge, net of tax benefit, to recognize the future costs associated with a senior executive officer, whose duties were materially reduced.

(4)      Operating results for 2006 include a $1,126,000 goodwill impairment charge and a long term asset impairment charge of $193,000, net of tax benefit.

Item 7.                          Management’s Discussion and Analysis of Financial Condition and Results of Operation.

Comparison of Year Ended December 31, 2006 and Year Ended December 31, 2005

Revenues.   Net sales for the year ended December 31, 2006 were $50,954,000 compared to $46,573,000 for 2005, an increase of approximately $4,381,000 or 9.4%. Of this increase, approximately $2,532,000 is attributable to the Vita Seafood Segment, which had 2006 net sales of approximately $28,878,000, representing an increase of approximately 9.6% and approximately $1,849,000 is attributable to the Vita Specialty Foods Segment, which had 2006 net revenues of approximately $22,075,000, representing an increase of approximately 9.1%. The increase for the Vita Seafood Segment is the result of increased gross sales of salmon products, which were up approximately $3,253,000, off-set by minor decreases in gross sales for herring products and other products coupled with an increase in sales deductions of approximately $362,000 as a result of fourth quarter promotional activity.   The increase for the Vita Specialty Foods Segment is the result of increased gross sales of sauces, which were up approximately $1,918,000 and honey products, which were up approximately $475,000. The increase in gross sales of sauces is attributable to the introduction of the Budweiser™ line of sauces. The increase in honey products sales is attributable to additional sales to an existing customer.

Gross Margin.   Gross Margin for the year ended December 31, 2006 was approximately $12,787,000 compared to approximately $13,939,000 for 2005, or a decrease of approximately $1,152,000 or approximately 8.2%. The Vita Seafood Segment accounted for an increase of approximately $649,000 and Vita Specialty Foods Segment off-set the increase with a decrease of approximately $1,801,000. The increased gross margin for Vita Seafood was mainly the result of increased sales volume. As a percentage of net sales, gross margin totaled 26.3%, which was .1 percentage points under the prior year result. Gross margin for the Vita Specialty Foods Segment, as a percentage of net sales decreased to approximately 23.5%, compared to approximately 34.6% for the prior year. A major cause of the decline was the establishment, in the third quarter, of a one-time reserve of approximately $430,000 to provide for costs associated with the start-up of a new line of Vita Specialty Foods’ products. These costs resulted from a one-time oversight with respect to established quality control procedures which has been identified and fully rectified. In addition, an unrelated product recall caused by the failure to declare a milk allergen on a product label resulted in the establishment of a reserve of approximately $444,000. There have not been any allergy issues related to this mis-labeling event and all affected product has been recalled. Additional conversion and start-up costs, materials, direct labor and manufacturing expenses, were incurred relating to Vita Specialty Foods Segment new products.

Operating Expenses.   Selling, marketing and administrative expenses for the year ended December 31, 2006 were approximately $13,203,000 compared to approximately $13,796,000 for 2005, an improvement of approximately $593,000 or approximately 4.3%. As a percentage of net sales these expenses decreased to 25.9% from 29.6%.  The Vita Seafood Segment is responsible for the decrease in operating expenses with a decrease of approximately $690,000 off-setting an increase in Vita Specialty Foods of approximately $98,000. The reduction of $690,000 is mainly attributable to reduced compensation expenses as a result of headcount reductions, professional fees, ads, marketing incentives and coupons.  The $98,000 increase is mainly due to freight cost increases.

Long Term Asset Impairment Charges.   In December 2006, management determined that it would exercise its option to terminate its lease of the Company’s Berryville plant. The option was exercised in February 2007 and the lease will terminate as of April 2007. The plastic bottle manufacturing operations of this plant will be terminated and the Company will start purchasing plastic bottles for its Martinsburg plant from third parties. Additionally, honey processing operations will be transferred to the Martinsburg plant other than a small industrial grade honey processing operation which represented an immaterial product line for the Company. Due to this decision, management evaluated the remaining long-lived assets at this facility and determined that a $321,000 impairment charge was required to write down assets, primarily leasehold improvements that could not be transferred to Martinsburg, to their estimated fair values. In addition, the carrying value of these assets started being depreciated over a term to end in April 2007. Other Berryville equipment will be sold for amounts in excess of carrying value or transferred to Martinsburg where they will be put back in operation during the second and third quarters of 2007.

Annually, effective as of December

31, the Company engages an independent appraiser to assist in management’s assessment as to whether recorded goodwill is impaired. The independent appraisals are made using customary valuation methodologies, including discounted cash flow and other fundamental analysis and comparisons. In its 2006 assessment, management determined that the Company’s recorded goodwill was in excess of its fair value and accordingly, the Company recorded a goodwill impairment charge of $2,314,000 in 2006. The impairment was principally due to overall performance issues in 2006.

Employment Contract Charge.   During the fourth quarter of 2005 a $502,000 charge was recognized to account for the future costs associated with a senior executive officer, pursuant to a 2005 amendment to his employment contract, which significantly reduced his duties during 2006 and terminated the employment agreement as December 31, 2006.  The Company paid $278,000 in 2006 without the benefit of any services from the officer and $224,000 in 2007 as severance.  There was no similar expense in 2006.

Interest Expense.   Interest expense for the year ended December 31, 2006 was $1,314,000 compared to $1,082,000 for the same period in 2005, an increase of $232,000 or 21.4%.  This increase was primarily attributable to higher interest rates on the Company’s bank loan facilities as detailed under “Liquidity and Capital Resources-Third Party Financing” and in Note 4 of “Item 8. Financial Statements”.

Income Taxes.   A tax credit for the year ended December 31, 2006 of $785,000 or 24.7% of pretax loss, was recognized, compared to a credit of $552,000 or 38% of pretax loss, for 2005.

Net Income.   As a result of the operating results described above, net loss for the year ended December 31, 2006 was approximately $(2,391,000) or approximately $(0.51) per share on both a basic and diluted per share basis.  This compares to a net loss of $(889,000) or $(0.23) per share on both a basic and diluted basis for 2005, a 169.0% increase of the loss which totaled approximately $(1,502,000) or approximately $(0.28) per share, on both basic and a diluted basis.  2006 results include the impact of the sale of 1,000,000 common shares in February 2006.

Comparison of Year Ended December 31, 2005 and Year Ended December 31, 2004

Revenues.   Net sales for the year ended December 31, 2005 were $46,572,000 compared to $48,408,000 for 2004, a decrease of $1,836,000 or 3.8%. Of this decrease, $1,266,000 is attributable to the Vita Specialty Foods Segment, which had 2005 revenues of $20,226,000, representing a reduction of 5.9% and $570,000 is attributable to the Vita Seafood Segment, which had 2005 revenues of $26,346,000, representing a decrease of 2.1%. The decrease for the Vita Specialty Foods Segment is largely a reflection of the sales of honey products, which were down $1,178,000 and salad dressing products which were down $640,000.  The decrease in honey sales is a result of a 25% decrease in average selling price, since there was actually more pounds of honey sold in 2005 than in 2004.  These lower prices followed the open market pricing for this commodity. Salad dressing sales decreased primarily as a result of sales broker transition issues which affected one key regional market. Partially offsetting the decline in sales of these Vita Specialty Food product lines was an improvement of returns and allowances for this business unit of $586,000, primarily due to reduced sales promotional programs. In addition to the decrease from the Vita Specialty Foods Segment was a decline of $570,000, or 2.1% for the Vita Seafood Segment, which was primarily the result of an $833,000 decrease in gross sales of herring products reflecting both the loss of a significant co-pack customer which is no longer in business and reduced volume with a major wholesale club.  This decrease in the herring product line was partially offset by an $114,000 increase for salmon products, primarily reflecting the success of marketing for both colored and natural products and an improvement of $145,000 for sales returns and allowances resulting from reduced promotional costs.

Gross Margin.   Gross margin for the year ended December 31, 2005 was $13,939,000 compared to $14,000,000 for 2004, a decrease of $61,000 or .4%. The Vita Seafood Segment accounted for a $90,000 increase but the Vita Specialty Foods Segment, following the large sales decline, incurred a $150,000 decrease. The increased gross margin for the Vita Seafood Segment, in the face of lower sales, was a result of both this segment’s ability to pass along a portion of the cost increases by focusing on product pricing and on the reduction of sales return and allowance costs. As a percentage of net sales, gross margin totaled 29.9%, which was 1.0 percentage point above the 28.9% prior year result. Gross margin for the Vita Specialty Foods Segment, as a percentage of net sales rose to 34.6%, compared to the 33.2% prior year result, as the sales decrease occurred largely in the lower margin honey product line. The Vita Seafood

Segment’s gross margin, as a percentage of net sales, also increased, rising to 26.4% in 2005 from 25.5% in 2004; this was primarily due to a combination of strategic pricing decisions, reduced sales returns and allowances and a sales mix shift away from the lower margin resale salmon product and in favor of the higher margin colored and natural lines.

Operating Expenses.   Selling, marketing, distribution and administrative expenses for the year ended December 31, 2005 were $13,796,000 compared to $13,905,000 for 2004, a decrease of $109,000 or 0.8%.  As a percentage of net sales, however, these expenses rose to 29.6% from 28.7% for 2004.  The Vita Specialty Foods Segment accounted for a decrease of $505,000 with an increase of $396,000 attributable to the Vita Seafood Segment.  The total reduction reflects a $414,000 decrease for selling, marketing and distribution and a $305,000 increase in administrative expenses.  The Vita Specialty Foods Segment is primarily responsible for the improvement in selling, marketing and distribution expenses.  This improvement primarily reflects lower total salespersons’ compensation expenses of $265,000, largely as a result of the Budd settlement and additional reductions in proportion with the volume decrease plus a reduction of freight out and other distribution related expenses totaling $178,000, which results from both the overall lower sales volume and from a greater portion of the current year sales being concentrated in large volume transactions.  The decrease in selling, marketing and distribution was partially offset by a $305,000 increase in administrative spending.  This can be explained by increased professional fees totaling $323,000 reflecting, among other things, the cost of work performed for the stockholders’ rights plan, acquisition investigations and the Sarbanes Oxley initiative.

Employment Contract Charge.   During the fourth quarter of 2005 a $502,000, charge was recognized to account for the future costs associated with a senior executive officer, pursuant to a 2005 amendment to his employment contract, which significantly reduced his duties during 2006 and committed the Company to terminate the agreement in 2007.  The Company paid $294,000 in 2006 without the benefit of any services from the officer and $208,000 in 2007 as severance.

Goodwill Impairment Charge.   The Company’s goodwill resulted from the acquisitions of Virginia Honey and Halifax.  Annually, effective as of December 31, the Company engages an independent appraiser to assist in management’s assessment as to whether the recorded goodwill is impaired. The independent appraisals are made using customary valuation methodologies, including discounted cash flow and other fundamental analysis and comparisons. In its 2004 assessment, management determined that the Company’s recorded goodwill was in excess of its fair value and accordingly, the Company recorded goodwill impairment charges of $2,314,000.

Interest Expense.   Interest expense for the year ended December 31, 2005 was $1,082,000 compared to $767,000 for the same period in 2004, an increase of $315,000 or 41.1%. This increase was primarily attributable to higher interest rates on the Company’s bank loan facilities as detailed under “Liquidity and Capital Resources — Third Party Financing” and in Note 4 of “Item 8. Financial Statements”.

Income Taxes.   A tax credit for the year ended December 31, 2005 of $552,000 or 38% of pretax loss was recognized, compared to a credit of $269,000 or 40% of pretax income, excluding the goodwill impairment, during 2004.

Net Income.   As a result of the operating results described above, net loss for the year ended December 31, 2005 was $(889,000) or $(0.23) per share on both a basic and diluted per share basis. This compares to a net loss of $(2,717,000) or $(0.71) per share on both a basic and diluted basis for 2004, a 67% reduction of the loss which totaled $1,882,000 or $0.48 per share, on both a basic and a diluted basis.

Seasonality; Quarterly Results

The Company has in the past and expects in the future to experience significant fluctuation in quarterly operating results.  Historically, the Company’s net sales and net income, absent unusual charges, have typically been the highest in the fourth quarter of each year.  The Company’s business is seasonal because its sales volume increases significantly during the Christmas holiday season and, to a lesser extent, during other holidays in the fall and spring and periods of colder weather in certain sections of the country.  Certain of these holidays, including Passover, Easter, Yom Kippur and Rosh Hashanah, may fall in different quarters in different years and could cause the quarterly operating results to fluctuate in the future.  However, through the Vita Specialty Foods Segment acquisitions and the introduction of new non-seasonal or counter-seasonal products, the variability in the Company’s quarterly operating results have been less pronounced.

Liquidity and Capital Resources

Working Capital

At December 31, 2006, the Company had $6,197,000 in working capital, compared to $7,851,000 at December 31, 2005, a decrease of $1,654,000.  As a result, the current ratio fell to 1.7 to 1.0 from 2.3 to 1.0.  Primary factors contributing to the working capital reduction include an approximately $3,784,000 increase in   accounts payable and other current liabilities due to the delayed timing of payments at both business segments at 2006 year end.  This decrease in working capital is offset by an accounts receivable increase of approximately $1,253,000 as a result of increased sales, an inventory increase of approximately $388,000 and an approximately $166,000 combined net increase in cash, prepaids and current deferred income tax offsetting a decrease in income taxes receivable of approximately $381,000.

Cash Flow 2006 compared to 2005

Cash flows from operating activities.   Net cash provided by operating activities was approximately $1,501,000 for the year ended December 31, 2006, compared to $300,000 for the year ended December 31, 2005.  The increase is mainly due to an increase in accounts payable due to the delayed timing of payments at both business segments offset by an increase in accounts receivable due to increased sales and collection in 2006 of income taxes receivable.

Cash flows from investing activities.   Net cash used in investing activities was $1,184,000 and $863,000 for the years ended December 31, 2006 and 2005, respectively. During both years, this cash was used primarily for capital additions totaling $1,166,000 during 2006 and $841,000 during 2005. Similar cash usage is anticipated for the year ending December 31, 2007.

Cash flows from financing activities.   Net cash used in financing activities was $287,000 for the year ended December 31, 2006, compared to cash provided of $532,000 for the year ended December 31, 2005.  The most recent year activity included $700,000 used to make the scheduled installment payment under the terms of the Virginia Honey acquisition agreement.  During 2006, proceeds from the issuance of stock and exercise of stock options provided approximately $2,433,000 (see Note 10 of “Item 8-Financial Statements”) which was mainly used to pay scheduled debt payments. Accordingly, approximately $1,045,000 of debt was paid down in 2006. During 2005, $1,383,000 of net bank borrowing was provided to cover both the debt pay down and the investing activities, net of cash provided from operations, as described above.

Cash Flow 2005 compared to 2004

Cash flows from operating activities.   Net cash provided by operating activities was $300,000 for the year ended December 31, 2005, compared to $2,420,000 for the year ended December 31, 2004.  Since net non cash income was relatively flat between years, this $2,120,000 decrease was largely due to changes in non cash working capital items. Most noteworthy was an increase of inventories of which $1,160,000 was raw materials purchased in anticipation of strong first quarter 2006 sales.

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

Cash flows from financing activities.   Net cash provided by financing activities was $532,000 for the year ended December 31, 2005, compared to cash used of $1,293,000 for the year ended December 31, 2004. The most recent year activity included $840,000 used to make the scheduled installment payment under the terms of the Virginia Honey acquisition agreement. During 2005, $1,383,000 of net bank borrowing was provided to cover both the cash used for this installment payment and the investing activities, net of cash provided by operations as described above. Outflows in 2004 primarily include $1,382,000 of debt payments.

Equity Issuance

In February 2006, the Company entered into agreements pursuant to which five individuals or their affiliated entities invested a total of $2,500,000 in the Company.  Substantially all of these funds were used to reduce funded debt.  The investors received units consisting of an aggregate of 1,000,000 shares of common stock; three-year warrants to purchase 500,000 shares of common stock at an exercise price of $5.00 per share; and five-year warrants to purchase an additional 500,000 shares of common stock at an exercise price of $7.50 per share.  The investors include the following: (i) Stephen D. Rubin, then president and Chairman of the Board of Directors of the Company, and as of August 18, 2006, Chairman of the Board of Directors, (ii) Clifford K. Bolen, then Senior Vice President, Chief Operating Officer and Chief Financial Officer of the Company, and, as of August 18, 2006, President and Chief Executive Officer, (iii) Delphi Casualty Co., of which Glen S. Morris, a director of the Company, owns a 44% equity interest, (iv) a trust of which John C. Seramur, a director of the Company, serves as trustee, as well as (v) Howard Bedford, then an unrelated third-party investor and, as of May 18, 2006, a director of the Company.

Loan Agreement

On September 8, 2003, the Company entered into a loan agreement with a bank (the “Loan Agreement”) and paid off its existing credit facility with initial borrowings under this new Loan Agreement. The original Loan Agreement provided for a two-year $8,500,000 revolving line of credit (the ‘revolver’), a five-year $6,500,000 term loan (the ‘Term A Loan”) and a six-year $3,000,000 term loan (the “Term B Loan”).  The Term B Loan was never utilized.  During 2004 and 2005, the Loan Agreement was amended several times to, among other things, extend the maturity dates of the revolver and change the available borrowings under the revolver (which most recently had been $10,500,000) and the Term Loans and add an over-advance loan of $1,000,000 which was terminated on February 28, 2006.  On March 24, 2006, the Loan Agreement was further amended.  Pursuant to this amendment, the Loan Agreement provided for a $9,500,000 revolver which was scheduled to terminate on April 1, 2007; a $7,750,000 Term A Loan due in monthly installments of $80,000 through July 31, 2008 with a balloon payment of $3,682,000 due on August 31, 2008; a $150,000 capital expenditure Term Loan B due in monthly installments of 1/60th of the outstanding balance as of August 2006 from that date through May 31, 2010 and the remainder due on June 30, 2010.  On March 30, 2007, the Loan Agreement was amended again to extend the date of maturity date of the revolver for one year to April 1, 2008 and to amend certain of the loan covenants.  The revolver is now limited to a borrowing base equal to 80% of eligible accounts receivable and 60% of eligible inventories, as defined in the Loan Agreement (as amended).  On April 13, 2007, the Loan Agreement was amended to add a one-year $1,000,000 term loan and to modify the loan covenants.    Outstanding borrowings under the Loan Agreement are secured by substantially all assets of the Company.

Interest under each piece of the amended Loan Agreement is at a floating rate per annum equal to the prime rate plus 0.5% other than the new $1,000,000 term loan which bears an interest rate of prime plus 2.0%.  The prime rate was 8.25 % as of December 31, 2006.

The Loan Agreement imposes certain restrictions on the Company, including its ability to complete significant asset sales, merge or acquire businesses and pay dividends.  Additionally, the Company had been required to meet certain financial covenants at each quarter end during the term of the Loan Agreement, including a Minimum Tangible Net Worth, a Minimum EBITDA and a Minimum Cash Flow Coverage Leverage ratio, all as defined in the Loan Agreement.  During 2005 and 2006, the Company had violated certain of these covenants and had obtained permanent waivers from the bank for such violations.  The March 24, 2006 amendment to the Loan Agreement retroactively amended these financial covenants, and, as amended, the Company was in compliance with those covenants as of December 31, 2005 and June 30, 2006.  During the third and fourth quarter of 2006, the Company was not in compliance with certain of the revised covenants.  The March 30, 2007 amendment to the Loan Agreement waived these 2006 covenant violations and the April 13, 2007 amendment reset the covenants to start with the six months ending June 30, 2007 and to only include a Minimum EBITDA and a Minimum Cash Flow Coverage Leverage Ratio.

Amounts Owed Pursuant to Acquisitions

Pursuant to the Company’s acquisitions of Virginia Honey and Halifax in 2001 and 2002, respectively, the previous owners of those businesses were subject to earn out provisions that have resulted in additional payments by the Company for the acquired businesses. As amended, the earn out provisions for Terry Hess, the previous owner of Virginia Honey, have resulted in an additional amount of $840,000 paid to Mr. Hess in April 2005 based on specific VSF operating results from January 1, 2001 to December 31, 2002. In addition, a second earn out payment to Mr. Hess in the amount of $700,000 was paid in April 2006 based on the operating results of VSF for the period from January 1, 2003 to December 31, 2005.  Provisions for a third earnout payment were cancelled as described below.

Effective December 2006, the Company entered into certain agreements (the “Hess Agreements”) with Mr. Hess, who had resigned as Vice Chairman and a member of the Company’s Board of Directors effective November 20, 2006 and retired from his position as Chief Executive Officer of VSF effective August 25, 2006.  The Hess Agreements include (i) an Earnout Agreement,   (ii) a Termination Agreement and (iii) first amendments to the leases between Virginia Honey and an affiliate of Mr. Hess with respect to the Killer Bee Packaging Plant located in Martinsburg, West Virginia and the facility located in Berryville, Virginia (the “Lease Amendments”).

The Earnout Agreement provides that all earnouts under the Stock Purchase Agreement dated June 29, 2001, as amended, between the parties (the “Stock Purchase Agreement”) pursuant to which the Company purchased the stock of Virginia Honey from Mr. Hess are satisfied in full and that no further amounts are owed by the Company to Mr. Hess.  The Earnout Agreement also provides for the release of the shares of Virginia Honey’s capital stock from the Company’s pledge to Mr. Hess to secure the earn out payments under the Stock Purchase Agreement.  The Earnout Agreement includes mutual non-disparagement provisions and releases between the Company and Virginia Honey, on the one hand, and Mr. Hess, on the other, except for the performance of obligations under the Hess Agreements and the Stock Purchase Agreement.

The Termination Agreement formalizes the termination of Mr. Hess’ Employment Agreement with the Company, including reaffirming Mr. Hess’ five-year non-competition agreement with the Company.   Pursuant to the Lease Amendments, the Company has given up its option to purchase the Berryville, Virginia and Martinsburg, West Virginia properties owned by Mr. Hess’ affiliate.  In addition, the Lease Amendments provide the Company with an option to terminate the Berryville lease upon 60 days notice until December 31, 2007, which the Company exercised on February 26, 2007 to be effective April 30, 2007, and an option to terminate the Martinsburg lease upon 12 months notice at the end of five and nine years from the date of the applicable Amendment.  In connection with these agreements, Mr. Hess also resigned as a director and officer of the Company and each of its subsidiaries.

Similarly, Mr. Budd, the previous owner of Halifax, had two separate earnout periods — January 1, 2003 to December 31, 2005 and January 1, 2006 to December 31, 2007. Potential remaining earn out payments to Mr. Budd were to be based on earnings of VSF, as computed by a pre-defined allocation formula. On January 7, 2005, the Company terminated the Employment Agreement (the “Employment Agreement”) made as of November 1, 2002, between Halifax and Mr. Budd.  The Company alleged a for “cause” termination and, accordingly, filed suit against Mr. Budd which was settled in accordance with the terms and conditions of the Confidential Settlement Agreement and Mutual Release entered into on March 28, 2005 (the “Settlement Agreement”).  Pursuant to the Settlement Agreement, the remaining potential earn out payments to Mr. Budd have been eliminated entirely.

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

Possible Subsequent Event—Additional Equity Issuance

The Company has reached an agreement in principle, with Howard Bedford, a Company director, pursuant to which Mr. Bedford would invest $3,000,000 in the Company.  Substantially all of these funds would be used for working capital requirements.  In consideration for his investment, Mr. Bedford would receive 2,400,000 shares of Common Stock; two year warrants to purchase 500,000 shares of Common Stock at an exercise price of $1.25 per share; three-year warrants to purchase 500,000 shares of Common Stock at an exercise price of $1.50 per share; four-year warrants to purchase 500,000 shares of Common Stock at an exercise price of $1.50 per share; and five-year warrants to purchase 500,000 shares of Common Stock at an exercise price of $1.75 per share.  The warrants would be exercisable immediately.  Subsequent to this transaction, Mr. Bedford would own approximately 38.2% of the Company’s outstanding common stock and warrants to acquire another 10.3%. On April 10, 2007, $1,000,000 has been invested.

Contractual Obligations

The aggregate amount of long-term obligations maturing by year is presented in the table below.

During 2006, the Company incurred rental expense of approximately $824,000, primarily due to operating leases for the facilities in Martinsburg, West Virginia; Berryville, Virginia and for equipment at the herring and salmon product processing facility in Chicago, Illinois.  Future commitments under all operating leases are presented in the table below.

In connection with the Halifax acquisition, the Company acquired the licensing rights to various brand names.  Along with these rights, the Company has assumed the commitment to make minimum royalty payments under the terms of these licensing agreements.

The Company intends to refinance the bank debt coming due during years 1 through 3.

Contractual Obligations	Payments due by period
	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
	(in thousands)
Long-Term Debt Obligations Including Interest	$17,278	$1,660	$13,413	$504	$1,701
Operating Lease Obligations	5,072	530	826	826	2,890
Minimum Licensing Royalties	543	258	285	—	—
Total Contractual Obligations	$22,893	$2,448	$14,524	$1,330	$4,591

An additional $1.0 million of long-term debt was issued in April 2007 which bears interest at a rate of prime plus 2.0% (10.25% as of April 17, 2007) and is due in full April 1, 2008.

The ratio of long-term debt-to-total capitalization was 69% at December 31, 2006 and 74% at December 31, 2005.  The Company believes its financial resources are adequate to fund its needs for at least the next 12 months.

Inflation

Inflation has historically not had a material effect on the Company’s operations.

Recently Issued Accounting Standards

In June 2006, the FASB issued Interpretation No. 48,”Accounting for Uncertainty in Income Taxes” (“FIN 48”) which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”.  The Company adopted FIN 48 effective January 1, 2007 and management does not expect any material impact on the Company’s financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measures” (“SFAS 157”).  This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  The Company expects to adopt SFAS 157 in 2008 and does not anticipate any material impact on the Company’s financial statements.

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108, “Quantifying Misstatements in Financial Statements” (“SAB 108”).  The SEC staff outlined the approach it believes registrants should use to quantify the misstatement of current year financial statements that result from misstatements of prior year financial statements.  The Company expects to apply SAB 108 in 2007 and does not anticipate any material impact on the Company’s financial statements.

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

Revenue Recognition and Merchandise Returns

Revenue is recognized upon the passing of title to the customers, which occurs upon shipment of product to customers, including brokers, in fulfillment of customer orders.  In accordance with industry practices, inventory is sold to customers often with the right to return or dispose if the merchandise is not resold prior to the expiration of its shelf life.  In order to support the Company’s products, various marketing programs are offered to customers, who reimburse them for a portion, or all of their promotional activities related to the Company’s products.  The Company regularly reviews and revises, when it deems necessary, estimates of costs to the Company for these marketing and merchandising programs based on estimates of what has been incurred by customers.  Actual costs incurred by the Company may differ significantly if factors such as the level and success of the customers’ programs or other conditions differ from expectations.  Sales are reduced by a provision for estimated future returns, disposals and promotional expense.

The Vita Seafood Segment guarantees the sale of most of its products sold in Supermarkets, excluding warehouse clubs, which sales represent approximately 76% of that segment’s sales. This guarantee helps ensure that consumers receive fresh products. Under the guarantee, the majority of customers are issued an allowance off-invoice to cover products not sold before the expiration date. Other  customers with product not sold before the expiration date have the right to return unsold product to the Company through its food brokers or dispose of the unsold product themselves or through a food distributor. A credit is then issued to the Supermarket or food distributor. The Company provides a reserve that is recorded concurrently with the sale.  The Company believes, based on its historical return rates, which have been fairly consistent over the past several years, that this reserve is adequate to recognize the cost of all foreseeable future product return credits associated with previously recognized revenues.

Income Tax Assets and Liabilities

The Company recognizes deferred income tax assets and liabilities for the expected future tax consequences of temporary differences between the tax basis and financial reporting basis of certain assets and liabilities and certain income tax credit carryforwards.  A valuation reserve is recognized based on the evidence available; if it is more likely than not that some portion or the entire deferred income tax asset will not be realized.  In estimating future tax consequences, the Company generally considers all expected future events other than enactments of changes in tax laws or rates in its assessment of whether adequate taxable income will be available in the future to offset current net deferred taxes.

Goodwill Carrying Value

The Company assesses the impairment of goodwill, at least annually and whenever events or changes in circumstances indicate that the carrying value may not be recoverable.  Factors the Company considers important, which could trigger an impairment review include the following:

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

When the Company determines that the carrying value of goodwill may not be recoverable based upon the existence of one or more of the above indicators of impairment, the Company will review for impairment under the provisions of SFAS 142. The Company uses an independent appraisal in its assessments. If future operating performance at this business unit were to fall significantly below current levels, a non-cash charge to operating earnings for goodwill impairment could result as has happened in 2004 and 2006. The impairments were principally due to the decline in the sales volume of Halifax products in 2004 and overall performance issues in 2006.

See Note 1 of “Item 8. Financial Statements” for a further description of the annual goodwill impairment assessment.

Item 7A.                 Quantitative and Qualitative Disclosures About Market Risk.

The Company is exposed to interest rate fluctuations, primarily as a result of its Loan Agreement with interest rates subject to market fluctuations. The Company does not currently use derivative instruments to alter the interest rate characteristics of any of its debt. The Loan Agreement (as amended) includes a revolving line of credit and three term loan facilities with a bank, two of which bear interest at a floating per annum rate equal to the prime rate plus one-half of one percent and the third prime rate plus two percent.  At December 31, 2006, this resulted in an 8.75% rate for the revolving and the two then-existing term loan facilities. A 10% fluctuation in interest rates would not have a material impact on the Company’s financial statements.

Forward-Looking Statements

This annual report on Form 10-K, including “Description of Business,” “Description of Property,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Financial Statements and Supplementary Data” and Quantitative and Qualitative Disclosures About Market Risk,” contains forward-looking statements within the meaning of the “safe-harbor” provisions of the Private Securities Litigation Reform Act of 1995. Such statements are based on management’s current expectations and are subject to a number of factors and uncertainties which could cause actual results to differ materially from those described in the forward-looking statements. Such factors and uncertainties include: (i) the impact of the level of the Company’s indebtedness; (ii) restrictive covenants contained in the Company’s various debt documents; (iii) general economic conditions and conditions in the retail environment; (iv) the Company’s dependence on a few large customers; (v) relationships with retailers; (vi) price fluctuations in the raw materials used by the Company, particularly herring and salmon; (vii) the success of quality control processes and procedures; (viii) whether the Company will be capable of increasing sales of Halifax products; (ix) the Company’s ability to sell Vita Seafood Segment products for higher prices to take account of increased costs incurred by the Company; (x) competitive conditions in the Company’s markets; (xi) the seasonal nature of the Company’s business; (xii) the Company’s ability to execute its long-term acquisition strategy; (xiii) fluctuations in the stock market; (xiv) the extent to which the Company is able to retain and attract key personnel; (xv) relationships with key vendors; (xvi) consolidation of the Company’s supplier base and (xvii) the impact of federal, state and local environmental requirements (including the impact of current or future environmental claims against the Company). As a result, the Company’s operating results may fluctuate, especially when measured on a quarterly basis.

Item 8.                       Financial Statements and Supplementary Data.

Listed below are the financial statements included in this part of the Annual Report on Form 10-K:

Report of Independent Registered Public Accounting Firm

To the Board of Directors of

Vita Food Products, Inc.

Chicago, Illinois

We have audited the accompanying consolidated balance sheets of Vita Food Products, Inc. and Subsidiary, as of December 31, 2006 and 2005, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2006.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Vita Food Products, Inc. and Subsidiary, as of December 31, 2006 and 2005, and the results of their operations and cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

As described in Note 1 to the consolidated financial statements, effective January 1, 2006, the Company adopted the fair value method of accounting provisions of Statement of Financial Accounting Standard No. 123 (revised 2004), “Share Based Payment.”

/s/ BDO Seidman, LLP

Chicago, Illinois

April 13, 2007

Vita Food Products, Inc.
And Subsidiary
Consolidated Balance Sheets

	December 31,
	2006	2005
ASSETS
Current Assets
Cash	$54,194	$25,133
Accounts receivable-trade, net of allowance for discounts, returns, and doubtful accounts of $948,000 in 2006 and $563,000 in 2005	6,468,669	5,215,912
Inventories
Raw material and supplies	5,562,243	5,503,048
Work in process	170,167	192,630
Finished goods	2,178,575	1,827,245
Prepaid expenses and other current assets	446,516	400,679
Income taxes receivable	—	381,312
Deferred income taxes	610,714	519,578
Total Current Assets	15,491,078	14,065,537
Property, Plant and Equipment
Land	35,000	35,000
Building and improvements	3,105,339	2,660,975
Leasehold improvements	582,620	549,926
Machinery and office equipment	11,970,640	11,302,648
	15,693,599	14,548,549
Less accumulated depreciation and amortization	(9,950,781)	(8,710,072)
Net Property, Plant and Equipment	5,742,818	5,838,477
Goodwill	5,571,012	6,696,705
Other Assets	403,572	422,661
Deferred income taxes	325,304	—
Total Assets	$27,533,784	$27,023,380

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Current maturities of long-term obligations	$1,513,783	$2,217,840
Accounts payable	6,520,166	3,142,406
Accrued expenses	1,260,308	853,982
Total Current Liabilities	9,294,257	6,214,228
Long-term Obligations, Less Current Maturities	14,373,490	16,653,369
Deferred income taxes	—	453,728
Shareholders’ Equity
Preferred stock, $.01 par value, authorized 1,000,000 shares; none issued Common stock, $.01 par value; authorized 10,000,000 shares; outstanding 4,941,763 shares in 2006 and 3,879,338 shares in 2005	49,417	38,793
Treasury stock, at cost 6,516 shares	(50,043)	(50,043)
Additional paid-in capital	6,357,093	3,812,397
Accumulated deficit	(2,490,430)	(99,092)
Total Shareholders’ Equity	3,866,037	3,702,055
Total Liabilities and Shareholders’ Equity	$27,533,784	$27,023,380

See accompanying notes to consolidated financial statements

Vita Food Products, Inc.
And Subsidiary
Consolidated Statements of Operations

	Year Ended December 31,
	2006	2005	2004
Net Sales	$50,954,166	$46,572,268	$48,407,989
Cost of Goods Sold	38,166,705	32,633,126	34,408,406
Gross Margin	12,787,461	13,939,142	13,999,583
Selling and Administrative Expenses
Selling, marketing & distribution	9,201,615	9,209,363	9,623,655
Administrative	4,001,645	4,586,282	4,281,352
Employment contract charge	—	501,709	—
Impairment of long term assets	1,446,294	—	2,313,954
Total Selling and Administrative Expenses	14,649,554	14,297,354	16,218,961
Operating Loss	(1,862,093)	(358,212)	(2,219,378)
Interest Expense	1,314,245	1,082,484	766,823
Loss Before Income Tax Benefit	(3,176,338)	(1,440,696)	(2,986,201)
Income Tax Benefit	(785,000)	(552,000)	(269,000)
Net Loss	$(2,391,338)	$(888,696)	$(2,717,201)
Basic Loss Per Share	$(0.51)	$(0.23)	$(0.71)
Weighted Average Common Shares Outstanding	4,679,113	3,862,430	3,840,017
Diluted Loss Per Share	$(0.51)	$(0.23)	$(0.71)
Weighted Average Common Shares Outstanding	4,679,113	3,862,430	3,840,017

Vita Food Products, Inc.
And Subsidiary
Consolidated Statements of Shareholders’ Equity

				Additional
	Common Stock		Treasury	Paid-in	Retained
	Shares	Amount	Stock	Capital	Earnings	Total

Balance, at January 1, 2004	3,819,116	$38,191	$0	$3,647,262	$3,506,805	$7,192,258
Proceeds from stock purchase and stock option plans	46,138	461	—	138,334	—	138,795
Treasury stock purchases	—	—	(50,043)	—	—	(50,043)
Net Income	—	—	—	—	(2,717,201)	(2,717,201)
Balance, at December 31, 2004	3,865,254	38,652	(50,043)	3,785,596	789,604	4,563,809
Proceeds from stock purchase and stock option plans	14,084	141	—	26,801	—	26,942
Net loss	—	—	—	—	(888,696)	(888,696)
Balance, at December 31, 2005	3,879,338	38,793	(50,043)	3,812,397	(99,092)	3,702,055
Common stock and warrants issuance, net	1,000,000	10,000	—	2,350,141	—	2,360,141
Stock options exercised	17,000	170	—	28,668	—	28,838
Stock based compensation expense	—	—	—	78,814	—	78,814
Shares issued to settle director fees	17,026	170	—	43,067	—	43,237
Proceeds from stock purchase plans	28,399	284	—	44,006	—	44,290
Net loss	—	—	—	—	(2,391,338)	(2,391,338)
Balance, at December 31, 2006	4,941,763	$49,417	$(50,043)	$6,357,093	$(2,490,430)	$3,866,037

See accompanying notes to consolidated financial statements.

Vita Food Products, Inc.
And Subsidiary
Consolidated Statements of Cash Flows

	Year Ended December 31,
	2006	2005	2004
Cash Flows From Operating Activities
Net loss	$(2,391,338)	($888,696)	($2,717,201)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	993,357	961,927	983,366
Deferred income tax benefit	(785,000)	(458,000)	(288,000)
Employment contract charge	—	501,709	—
Non-cash stock-based compensation expense	78,814	—	—
Impairment of long term assets	1,446,294	—	2,313,954
Changes in assets and liabilities
Accounts receivable	(1,252,757)	(97,395)	1,426,004
Inventories	(388,062)	(553,741)	249,330
Prepaid expenses and other current assets	(45,721)	32,857	33,767
Income taxes receivable	296,144	(98,645)	518,863
Accounts payable	3,377,759	863,710	(20,884)
Accrued expenses	171,111	36,060	(79,094)
Net cash provided by operating activities	1,500,601	299,786	2,420,105

Cash Flows From Investing Activities
Capital expenditures	(1,166,153)	(840,865)	(1,177,642)
Change in other assets	(18,247)	(22,064)	(18,567)
Net cash used in investing activities	(1,184,400)	(862,929)	(1,196,209)

Cash Flows From Financing Activities
Proceeds from issuance of stock and warrants	2,433,269	26,942	138,795
Net borrowings (payments) under revolving loan facility	(1,061,361)	910,472	(613,625)
Payments on term loan facility	(1,045,276)	(825,489)	(768,512)
Proceeds from term loan facility	101,154	1,298,846	—
Payments on other debt	(700,000)	(840,422)	—
Purchase of treasury stock	—	—	(50,043)
Deferred loan costs paid	(14,926)	(38,041)	—
Net cash provided by (used in) financing activities	(287,140)	532,308	(1,293,385)
Net (decrease) increase in cash	29,061	(30,835)	(69,489)
Cash, at beginning of year	25,133	55,968	125,457
Cash, at end of year	$54,194	$25,133	$55,968

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$1,277,036	$990,682	$682,398
Income taxes paid (received)	($296,144)	$4,646	($499,506)

See accompanying notes to consolidated financial statements.

Vita Food Products, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

1.   Summary of Significant Accounting Policies

Industry

Vita Food Products, Inc. (“Vita Seafood”) processes and sells various herring, cured and smoked salmon products and other complementary specialty food products throughout the United States.  Vita Seafood has one processing plant located in Chicago, Illinois.  Vita Specialty Foods, Inc. (“VSF”), a wholly owned subsidiary of Vita Seafood, manufactures and distributes salad dressings, gourmet sauces, honey, jams and jellies.  Through April 2007, VSF has two manufacturing plants located in Martinsburg, West Virginia and Berryville, Virginia at which time the Company will exit the leased Berryville location.  Management considers Vita Seafood and VSF as separate business segments which are collectively referred to herein as the “Company”.

A summary of the significant accounting policies utilized in the preparation of the accompanying financial statements follows.

Principles of Consolidation

The consolidated financial statements include the accounts of Vita Seafood and VSF.  VSF includes the now integrated results of The Virginia Honey Company, Inc. (“Virginia Honey”), acquired in 2001, and The Halifax Group, Inc. (“Halifax”), acquired in 2002.  All significant intercompany transactions and balances have been eliminated.

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

Starting on January 1, 2006, the Company changed the classification of “Slotting” expense, which had previously been included in the Selling, Marketing and Distribution category of operating expenses, to be treated as a sales deduction and thus classify these expenses as a reduction to arrive at the Net Sales total.  These expenses are fees charged by customers to place the Company’s new items into the customers’ distribution system.  Additionally, the 2005 and 2004 operating results, as presented above, have been adjusted to consider this change and thus make these results more comparable with the 2006 results.  The result of this reclassification, which had no affect on Operating Loss or Net Loss, was to reduce both Net Sales and Selling, Marketing and Distribution expenses, in an offsetting fashion, for the year ended December 31, 2005 and 2004 by $284,000 and $348,000, respectively.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are customer obligations due under normal trade terms.  The Company sells products to distributors and retailers throughout the food industry.  The Company performs continuing credit evaluations of its customers’ financial condition.

Senior management reviews accounts receivable on a regular basis to determine if any receivables will potentially be uncollectible.  The Company provides an allowance sufficient to cover any accounts receivable balances that are potentially uncollectible, along with a general reserve based on historic experience.  After attempts to collect the receivable have failed and it is considered to be uncollectible, it is written off against the allowance.  Based on the information available, the Company believes the allowance for doubtful accounts as of December 31, 2006 to be adequate and not excessive.  However, it is still possible that in the future, actual write offs may exceed the recorded balance.

The allowance for discounts, returns and doubtful accounts has fluctuated as follows over the last three years:

Allowance for Discounts, Returns and Doubtful Accounts

(in thousands)

Calendar Year	Balance at Beginning of Year	Charged to Expense	Write-offs & Collections	Balance at End of Year
2004	$301	306	(38)	$569
2005	$569	99	(105)	$563
2006	$563	444	(59)	$948

Inventories

Inventories are stated at the lower of cost or market.  Costs are determined by the first-in, first-out method and include raw materials, labor and plant overhead.

In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 151, “Inventory Costs — An Amendment of ARB No. 43, Chapter 4” (“SFAS 151”) which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage).  The Company adopted the provisions of SFAS 151 for inventory costs incurred in 2006.  The adoption of this statement did not have a material impact on the Company’s financial condition or results of operations.

Property, Plant and Equipment

Property, plant and equipment are stated at cost.  Depreciation and amortization are being provided, on straight-line methods, over the estimated useful lives of the assets as follows:

Buildings	31.5 years

Buildings improvements	15 years

Machinery and equipment	5 to 15 years

Office and transportation equipment	3 to 7 years

Leasehold improvements are being amortized on a straight-line basis over the terms of the respective leases or the service lives of the improvements whichever is shorter.  Amortization of assets under capital lease is included in depreciation and amortization.  Repair and maintenance items are expensed as incurred.

The Company reviews the carrying values of its property, plant and equipment for possible impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable.  A long-lived asset held for use will be considered impaired if the estimated future undiscounted cash flows generated by its use and eventual disposal are lower than its then carrying amount.  The resulting impairment charge would be the difference between its carrying value and its fair value, generally determined by a discounted cash flows method.  Any assets held for disposal are reported at the lower of their carrying amounts or fair value less cost to sell

In December 2006, management determined that it would exercise its option to terminate its lease of the Company’s Berryville plant.  The option was exercised in February 2007 and the lease will terminate as of April 2007.  The plastic bottle manufacturing operations of this plant will be terminated and the Company will start purchasing plastic bottles for its Martinsburg plant from third parties.  Additionally, honey processing operations will be transferred to the Martinsburg plant other than a small industrial grade honey processing operation which represented an immaterial product line for the Company.  Due to this decision, management evaluated the remaining long-lived assets at this facility and determined that a $321,000 impairment charge was required to write down assets, primarily leasehold improvements that could not be transferred to Martinsburg, to their estimated fair values.  In addition, the carrying value of these assets started being depreciated over a term to end in April 2007.  Other Berryville equipment will be sold for amounts in excess of carrying value or transferred to Martinsburg where they will be put back in operation during the second and third quarters of 2007.  Moving costs will be expensed as incurred.

Goodwill

The changes in the carrying amount of goodwill related to the VSF acquisitions for the years ended December 31, 2006 and 2005 were as follows:

Balance as of December 31, 2004	$5,996,705

Contingent purchase price paid (see Note 2)	700,000
Balance as of December 31, 2005	6,696,705

Goodwill impairment charge	(1,125,693)
Balance as of December 31, 2006	$5,571,012

The Company’s goodwill resulted from the acquisitions of Virginia Honey and Halifax.  Annually, effective as of December 31, the Company engages an independent appraiser to assist in management’s assessment as to whether the recorded goodwill is impaired.  The independent appraisals are made using customary valuation methodologies, including discounted cash flow and other fundamental analysis and comparisons.  In its 2004 and 2006 assessments, management determined that the Company’s recorded goodwill was in excess of its fair value and accordingly, the Company recorded goodwill impairment charges of $2,313,954 and $1,125,693 in 2004 and 2006, respectively.  The impairments were principally due to the decline in the sales volume of Halifax products in 2004 and overall performance issues in 2006.

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

Advertising

Advertising costs are expensed as incurred and included in selling, marketing and distribution expenses.  Advertising expenses amounted to approximately $284,000, $280,000 and $349,000 in 2006, 2005 and 2004, respectively.

Shipping and Handling Fees

The Company classifies shipping and handling costs billed to customers as revenue.  Costs related to shipping and handling are classified as part of selling, marketing and distribution expenses and were $3,640,000, $3,339,000 and $3,539,000 in 2006, 2005 and 2004, respectively.

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

In 2006, 2005 and 2004 there were 1,339,100, 349,600 and 330,400 common shares, respectively, issuable upon exercise of stock options and warrants that were not considered in the computation because they would have been anti-dilutive.

Accounting for Stock Based Compensation

Effective January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), “Share Based Payment” (“SFAS 123 (R)”), applying the modified prospective method in accounting for stock-based awards.  Prior to the adoption of SFAS 123(R), the Company applied the provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” in accounting for its stock-based awards, and under such provisions, recognized no compensation cost for its stock-based awards.  Under the modified prospective method, SFAS 123(R) applies to new awards and to awards that were outstanding as of December 31, 2005 that are subsequently vested, modified, repurchased or cancelled.  Compensation expense recognized during 2006 includes the portion vesting during the period for (1) all share-based payments granted prior to, but not yet vested as of December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) and (2) all share-based payments granted subsequent to December 31, 2005, based on the grant date fair value estimated in accordance with SFAS 123(R), both using grant-date fair values estimated under the Black-Scholes option-pricing model.  Due to the late 2005 acceleration of vesting for all outstanding stock options granted prior to January 1, 2005, future compensation expense related to unvested stock options granted before such date was minimized.  As a result of the Company’s decision to adopt the modified prospective method, prior period results have not been restated.

Before adoption of SFAS 123(R), pro forma disclosures reflected the fair value of each option grant estimated on the date of grant using the Black-Scholes option-pricing model with the following results:

	2006	2005	2004
Weighted average fair value per options granted	$1.25	$2.67	$4.42

Significant assumptions (weighted average)
Risk-free interest rate at grant date	4.7%	4.3%	4.1%
Expected stock price volatility	0.54	0.43	0.68
Expected dividend payout	—	—	—
Expected option life (years)	5	5	5

Net loss
As reported		$(888,696)	$(2,717,201)
Deduct total stock based compensation expense (net of income taxes) determined under the fair value method		(108,075)	(41,490)
Pro forma		$(996,771)	$(2,758,691)

Basic loss per share
As reported		$(0.23)	$(0.71)
Pro forma		$(0.26)	$(0.72)

Diluted loss per share
As reported		$(0.23)	$(0.71)
Pro forma		$(0.26)	$(0.72)

The accelerated vesting of certain stock options in 2005 (see note 9 for further description) increased the 2005 pro forma expense by $70,000.

The key assumptions used in the Black Sholes model are:

Expected volatility — based on the historical volatility of the Company’s common stock for the expected term of the stock options.

Dividend yield — based on the Company’s historical and projected dividend payouts.

Risk-free interest rate — based on the observed interest rates appropriate for the expected term of the Company’s stock options.

Expected option life — based on historical experience.

Forfeiture rate assumption — assumed 0% for the forfeiture rate based on limited historical experience.

The aggregate intrinsic value (defined as the spread between the market price of the Company’s common stock as of the end of the period and the exercise price of the stock options) for both stock options outstanding and exercisable as of December 31, 2006 was $8,745 and $8,109, respectively.

SFAS 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as cash flow from financing activities rather than as cash flow from operations as required under Emerging Issues Task Force issue No. 00-15, “Classification in the Statement of Cash Flow of the Income Tax Benefit Received by a Company upon Exercise of a Nonqualified Employee Stock Option.”  The Company has only had immaterial net income tax impacts related to stock compensation expense or exercising of stock options.

Recent Accounting Pronouncements

In June 2006, the FASB issued Interpretation No. 48,”Accounting for Uncertainty in Income Taxes” (“FIN 48”) which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”.  The Company adopted FIN 48 effective January 1, 2007 and management does not expect a material impact upon the Company’s financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measures” (“SFAS 157”).  This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  The Company expects to adopt SFAS 157 in 2008 and is evaluating if adoption will have any material impact on the Company’s financial statements.

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108, “Quantifying Misstatements in Financial Statements” (“SAB 108”). The SEC staff outlined the approach it believes registrants should use to quantify the misstatement of current year financial statements that result from misstatements of prior year financial statements.  The Company adopted SAB 108 on January 1, 2007 and it did not have any material impact on the Company’s financial statements.

2.      Earn Out Provision under Acquisition Agreements

Pursuant to the Company’s acquisitions of Virginia Honey and Halifax in 2001 and 2002, respectively, the previous owners of those businesses were subject to earn out provisions that have resulted in additional payments by the Company for the acquired businesses.  As amended, the earn out provisions for Terry Hess, the previous owner of Virginia Honey, have resulted in an additional amount of $840,000 paid to Mr. Hess in April 2005 based on specific VSF operating results from January 1, 2001 to December 31, 2002.  In addition, a second earn out payment to Mr. Hess in the amount of $700,000 was paid in April 2006 based on the operating results of VSF for the period from January 1, 2003 to December 31, 2005.  Provisions for a third earnout payment were cancelled as described below.

Effective December 2006, the Company entered into certain agreements (the “Hess Agreements”) with Mr. Hess, who had resigned as Vice Chairman and a member of the Company’s Board of Directors effective November 20, 2006 and retired from his position as Chief Executive Officer of VSF effective August 25, 2006.  The Hess Agreements include (i) an Earnout Agreement,   (ii) a Termination Agreement and (iii) first amendments to the leases between Virginia Honey and an affiliate of Mr. Hess with respect to the Killer Bee Packaging Plant located in Martinsburg, West Virginia and the facility located in Berryville, Virginia (the “Lease Amendments”).

The Earnout Agreement provides that all earnouts under the Stock Purchase Agreement dated June 29, 2001, as amended, between the parties (the “Stock Purchase Agreement”) pursuant to which the Company purchased the stock of Virginia Honey from Mr. Hess are satisfied in full and that no further amounts are owed by the Company to Mr. Hess.  The Earnout Agreement also provides for the release of the shares of Virginia Honey’s capital stock from the Company’s pledge to Mr. Hess to secure the earn out payments under the Stock Purchase Agreement.  The Earnout Agreement includes mutual non-disparagement provisions and releases between the Company and Virginia Honey, on the one hand, and Mr. Hess, on the other, except for the performance of obligations under the Hess Agreements and the Stock Purchase Agreement.

The Termination Agreement formalizes the termination of Mr. Hess’ Employment Agreement with the Company, including reaffirming Mr. Hess’ five-year non-competition agreement with the Company.   Pursuant to the Lease Amendments, the Company has given up its option to purchase the Berryville, Virginia and Martinsburg, West Virginia properties owned by Mr. Hess’ affiliate.  In addition, the Lease Amendments provide the Company with an option to terminate the Berryville lease upon 60 days notice until December 31, 2007, which the Company exercised on February 26, 2007 to be effective April 30,

2007, and an option to terminate the Martinsburg lease upon 12 months notice at the end of five and nine years from the date of the applicable Amendment.  In connection with these agreements, Mr. Hess also resigned as a director and officer of the Company and each of its subsidiaries.

Similarly, Mr. Budd, the previous owner of Halifax, had two separate earnout periods — January 1, 2003 to December 31, 2005 and January 1, 2006 to December 31, 2007.  Potential remaining earn out payments to Mr. Budd were to be based on earnings of VSF, as computed by a pre-defined allocation formula.  On January 7, 2005, the Company terminated the Employment Agreement (the “Employment Agreement”) made as of November 1, 2002, between Halifax and Mr. Budd.  The Company alleged a for “cause” termination and, accordingly, filed suit against Mr. Budd which was settled in accordance with the terms and conditions of the Confidential Settlement Agreement and Mutual Release entered into on March 28, 2005 (the “Settlement Agreement”).  Pursuant to the Settlement Agreement, the remaining potential earn out payments to Mr. Budd have been eliminated entirely.

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

3.      Accrued Expenses

Accrued expenses consist of the following:

December 31,	2006	2005

Interest	$107,046	$111,069
Salaries and bonuses	304,422	302,882
Taxes other than income taxes	59,529	54,200
Utilities, freight and other	789,311	385,831
	$1,260,308	$853,982

4.      Long-Term Obligations

Long-term obligations consist of the following:

December 31,	2006	2005

Revolving loan facility (a)	$7,526,730	$8,588,089
Term loan-A facility (a)	5,282,000	6,242,000
Term loan - B facility (a)	150,000	48,846
Term loan payable (b)	2,353,455	2,480,948
Additional purchase price payable to Mr. Hess (c)	—	700,000
Robert J. Budd note (d)	131,285	231,887
Employment contract (e)	223,256	501,709
Other notes payable	220,547	77,730
	15,887,273	18,871,209
Less current maturities	1,513,783	2,217,840
	$14,373,490	$16,653,369

(a)             On September 8, 2003, the Company entered into a loan agreement with a bank (the “Loan Agreement”) and paid off its existing credit facility with initial borrowings under this new Loan Agreement.  The original Loan Agreement provided for a two-year $8,500,000 revolving line of credit (the ‘revolver’), a five-year $6,500,000 term loan (the ‘Term A Loan”) and a six-year $3,000,000 term loan (the “Term B Loan”).  The Term B Loan was never utilized.  During 2004 and 2005, the Loan Agreement was amended several times to, among other things, extend the maturity dates of the revolver and change the available borrowings under the revolver (which most recently had been $10,500,000) and the Term Loans and add an over-advance loan of $1,000,000 which was terminated on February 28, 2006.  On March 24, 2006, the Loan Agreement was further amended.  Pursuant to this amendment, the Loan Agreement provided for a $9,500,000 revolver which was scheduled to terminate on April 1, 2007; a $7,750,000 Term A Loan due in monthly installments of $80,000 through July 31, 2008 with a balloon payment of $3,682,000 due on August 31, 2008; a $150,000 capital expenditure Term Loan B due in monthly installments of 1/60th of the outstanding balance as of August 2006 from that date through May 31, 2010 and the remainder due on June 30, 2010.  The revolver is now limited to a borrowing base equal to 80% of eligible accounts receivable and 60% of eligible inventories, as defined in the Loan Agreement (as amended).  On March 30, 2007, the Loan Agreement was amended again to extend the date of maturity date of the revolver for one year to April 1, 2008 and to amend certain of the loan covenants.  The revolver is now limited to a borrowing base equal to 80% of eligible accounts receivable and 60% of eligible inventories, as defined in the Loan Agreement (as amended).  On April 13, 2007, the Loan Agreement was amended to add a one-year $1,000,000 term loan and to further modify the loan covenants.  Outstanding borrowings under the Loan Agreement are secured by substantially all assets of the Company.

Interest under each piece of the amended Loan Agreement is at a floating rate per annum equal to the prime rate plus 0.5% other than for the new $1,000,000 term loan which bears an interest rate of prime plus 2.0%.  The prime rate was 8.25 % as of December 31, 2006.

The Loan Agreement imposes certain restrictions on the Company, including its ability to complete significant asset sales, merge or acquire businesses and pay dividends.  Additionally, the Company had been required to meet certain financial covenants at each quarter end during the term of the Loan Agreement, including a Minimum Tangible Net Worth, a Minimum EBITDA and a Minimum Cash Flow Coverage Leverage ratio, all as defined in the Loan Agreement.  During 2005 and 2006, the Company had violated certain of these covenants and had obtained permanent waivers from the bank for such violations.  The March 24, 2006 amendment to the Loan Agreement retroactively amended these financial covenants, and, as amended, the Company was in compliance with those covenants as of December 31, 2005 and June 30, 2006.  During the third and fourth quarter of 2006, the Company was not in compliance with certain of the revised covenants.  The March 30, 2007 amendment to the Loan Agreement waived these 2006 covenant violations and the April 13, 2007 amendment reset the covenants to start with the six months ending June 30, 2007 and to only include a Minimum EBITDA and a Minimum Cash Flow Coverage Leverage Ratio.

(b)            As part of the acquisition agreement for Virginia Honey, the Company assumed a 7.0% note payable to a former Virginia Honey shareholder.  At December 31, 2006, the balance due was $2,353,457.  This note is secured and is payable in monthly installments through 2018.

(c)             As described in Note 2, Mr. Hess earned additional purchase price on his sale of Virginia Honey to the Company based on a measurement date of December 31, 2005.  That obligation was paid in April 2006.  The agreement with Mr. Hess has been terminated and no further amounts are payable thereunder.

(d)            The merger agreement with Halifax provided that, as part of the acquisition price, the Company would repay the balance of a note due to the former owner by Halifax, on April 1, 2006.  The Settlement

Agreement entered into between the Company and such former owner in connection with the Company’s institution of litigation against the former owner amended the terms of the note to provide for payment in 78 bi-weekly equal installments of $4,241.  The principal amount did not change and no interest accrues on this debt.  See Note 10 for further information regarding this obligation.

(e)             During the fourth quarter of 2005, a $501,709 non cash charge was recognized to account for the future costs associated with a senior officer, pursuant to a 2005 amendment to his employment contract, which significantly reduced his duties during 2006 and terminated the agreement as of December 31, 2007.  The Company paid $278,453 to the officer in 2006 without the benefit of any services from him and paid $223,256 to the officer in 2007 as severance.

Scheduled annual maturities of long-term obligations as of December 31, 2006 are as follows:

Year ending December 31,
2007	$1,513,783
2008	12,111,006
2009	235,102
2010	254,926
2011	208,772
2012 and subsequent	1,563,684
$15,887,273

5.      Income Taxes

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes as well as credit carryforwards.  The effects of existing temporary differences, that give rise to significant portions of the net deferred income tax asset (liability), are as follows:

December 31,	2006	2005
Deferred income tax asset:
Uniform inventory capitalization	$57,000	$76,000
Accrued expenses and reserves	500,000	383,000
Contributions carryover	53,000	60,000
Net operating loss carryforwards	845,000	264,000

	1,455,000	783,000
Deferred income tax liability:
Depreciation and other property basis differences	(519,000)	(717,000)

Net deferred income tax asset (liability)	$936,000	$66,000

The Company has gross federal net operating loss carryforwards of $1.0 million, which expire, if unused, in 2022 — 2026.

Income tax benefit for the years ended December 31, 2006, 2005 and 2004 consist of the following:

December 31,	2006	2005	2004
Current	$—	$(94,000)	$19,000
Deferred	(785,000)	(458,000)	(288,000)

Income tax benefit	$(785,000)	$(552,000)	$(269,000)

The reconciliation of income tax computed at the United States federal statutory tax rate of 34% to income tax benefit is as follows:

Year ended December 31,	2006	2005	2004
Tax at federal statutory rate	$(1,080,000)	$(490,000)	$(1,015,000)
Goodwill impairment charge	383,000	—	787,000
Other (primarily state taxes)	(88,000)	(62,000)	(41,000)

Income tax benefit	$(785,000)	$(552,000)	$(269,000)

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

B.                The Company leases two of its Virginia Honey facilities from a former owner of Virginia Honey, who was an officer of Vita Seafood and VSF until August 25, 2006.  However, one of the leases was terminated by the Company on February 26, 2007, effective April 30, 2007.  The other terminates in 2018 unless terminated earlier by the Company or renewed by mutual consent.  Future payments under these leases amount to approximately $431,000 for 2007, $413,000 for 2008, $413,000 for 2009, $413,000 for 2010, $413,000 for 2011 and $413,000 thereafter.  Rent expense under these agreements totaled $572,000, $519,000 and $451,000 in 2006, 2005 and 2004, respectively.

C.                The Company had leased its Atlanta office from an unrelated lessor.  The lease expired on August 31, 2006.  Rent expense was less than $50,000 per year.

D.               The Company has an operating lease for production equipment at the Virginia Honey facility.  This lease originated in 2004 and during 2006, 2005 and 2004 the Company paid approximately $138,000, $60,000 and $21,000 respectively.  This lease expires in 2007.  Future payments are expected to be approximately $99,000, all of which is payable in 2007.

E.                 The Company has brand name product licensing agreements, which contain provisions for minimum future royalty payments, which currently expire in 2008.  During 2006, 2005 and 2004, the Company paid $460,000, $555,000 and $535,000, respectively, in royalty payments under these licensing agreements.  The minimum future royalty payments are $258,000 and $285,000 for 2007 and 2008, respectively.

F.                 Other than for a contract terminated in February 2007 upon the resignation of the related employee, the Company was party to two employment contracts as of December 31, 2006.  The two officers covered under these contracts have annual cash salaries (as amended) of $250,000 and $260,000, respectively, for 2007 with provisions for annual increases through 2009 and 2008, respectively.  Both agreements also provide for the payment of severance benefits in certain circumstances.  One agreement provides for annual one year extensions.

7.         Employee Benefit Plans

The Company has established a qualified 401(k) profit sharing plan covering its non-union employees. Participants may elect to defer a portion of their annual compensation.  The Company may contribute amounts at the discretion of the board of directors. The Company expensed 401(k) matching contributions of $42,000, $43,000 and $68,000 in 2006, 2005 and 2004, respectively.

Additionally, the Company participates in two multi-employer plans that provide benefits to the Company’s union employees.  Contributions to the plans for the years ended December 31, 2006, 2005 and 2004 were $36,000, $34,000 and $35,000, respectively.

8.      Major Customers

In the year ended December 31, 2006, the Company had sales to three customers representing 24%, 11% and 11% of total annual net sales.  At December 31, 2006, these customers had open accounts receivable balances of $1,002,000, $618,000 and $1,104,000, respectively.  During 2005, the Company had sales to one customer representing 20% and sales to another customer representing 12% of total annual net sales. At December 31, 2005, these customers had open accounts receivable balances of $767,000 and $554,000, respectively.  During 2004, the Company had sales to one customer representing 21% and sales to another customer representing 14% of total annual net sales.

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

In November 2006, the Company adopted the Vita Food Products, Inc. 2006 Stock Option Plan for employees, directors and other constituencies of the Company.  This plan provides for 475,000 shares of common stock to be reserved for issuance upon the exercise of options designated as either “incentive stock options” or “nonqualified stock options.”  The plan was effective as of September 11, 2006, the expiration date of the 1996 Stock Option Plan and 1996 Stock Option Plan for Non-Employee Directors, and remains subject to shareholder approval at the Company’s 2007 Annual Meeting of Stockholders.  Options granted under this new plan 50,000 as of December 31, 2006, are reflected in the tables and disclosures below even though shareholder approval is still pending.

In November 2006, the Company also adopted the Vita Food Products, Inc. 2006 Employee Stock Purchase Plan pursuant to which 150,000 shares of common stock have been reserved for issuance and which 28,399 shares have been issued as of December 31, 2006.  The plan was effective as of September 11, 2006, the expiration date of the 1996 Employee Stock Purchase Plan, and remains subject to shareholder approval at the Company’s 2007 Annual Meeting of Stockholders.

Information with respect to the stock option plans follows:

Year ended December 31,	2006	2005	2004

Options outstanding at beginning of year	349,600	330,400	314,400
Options granted	70,000	80,500	50,000
Options exercised	(17,000)	0	(23,500)
Options forfeited	(63,500)	(61,300)	(10,500)

Options outstanding at end of year	339,100	349,600	330,400

Weighted average remaining contractual life	6.6 yrs.	6.6 yrs.	6.8 yrs.
Options exercisable	240,700	286,600	200,180

Exercise prices per option granted	$2.12-$3.73	$1.71-$3.41	$4.45-$7.52

Weighted Average Exercise Price Information	2006	2005	2004

Outstanding January 1,	$3.84	$4.15	$3.52
Outstanding December 31,	3.61	3.84	4.15
Exercisable at year end	4.11	4.14	3.60
Exercised during year	1.70	0	2.43
Forfeited during year	4.02	3.99	4.83

For 2006, stock-based compensation expense from option plans and share purchase plans was $23,408 and $52,097, respectively.  As of December 31, 2006, there was $100,221 of total unrecognized compensation cost related to outstanding stock options granted to employees and directors which is expected to be recognized over a weighted average period of 58 months.  The total intrinsic value of stock options exercised during 2006 and 2004 was $32,303 and $123,418, respectively.

10.   Equity Issuance

In February 2006, the Company entered into agreements pursuant to which five individuals or their affiliated entities invested a total of $2,500,000 in the Company.  Substantially all of these funds were used to reduce funded debt.  The investors received units consisting of an aggregate of 1,000,000 shares of common stock; three-year warrants to purchase 500,000 shares of common stock at an exercise price of $5.00 per share; and five-year warrants to purchase an additional 500,000 shares of common stock at an exercise price of $7.50 per share.  The warrants are currently exercisable.  The investors include the following: (i) Stephen D. Rubin, then president and Chairman of the Board of Directors of the Company, and as of August 18, 2006, Chairman of the Board of Directors, (ii)  Clifford K. Bolen, then Senior Vice President, Chief Operating Officer and Chief Financial Officer of the Company, and, as of August 18, 2006, President and Chief Executive Officer, (iii) Delphi Casualty Co., of which Glen S. Morris, a director of the Company, owns a 44% equity interest, (iv) a trust of which John C. Seramur, a director of the Company, serves as trustee, as well as (v) Howard Bedford, then an unrelated third-party investor and, as of May 18, 2006, a director of the Company.

11.   Business Segments

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

Business segment information is as follows ($000’s):

Year ended December 31,	2006	2005	2004

Goodwill
Vita Seafood	$—	$—	$—
VSF (a)	5,571	6,697	5,997

Total Goodwill	$5,571	$6,697	$5,997

Total Assets
Vita Seafood	$19,174	$18,523	$17,934
VSF	8,360	8,500	7,366

Total Assets	$27,534	$27,023	$25,300

Net Sales
Vita Seafood	$28,879	$26,346	$26,916
VSF	22,075	20,226	21,492

Total Net Sales	$50,954	$46,572	$48,408

Operating (Loss) Profit
Vita Seafood (b) (c)	$550	$(1,290)	$(483)
VSF (a)(d)	(2,412)	932	(1,736)

Total Operating (Loss) Profit	$(1,862)	$(358)	$(2,219)

Net (Loss) Income
Vita Seafood (b) (c)	$(179)	$(1,174)	$(521)
VSF (a)(d)	(2,212)	285	(2,196)

Total Net (Loss) Income	$(2,391)	$(889)	$(2,717)

Depreciation and Amortization
Vita Seafood	$536	$491	$500
VSF	458	471	483

Total Depreciation and Amortization	$994	$962	$983

Capital Expenditures
Vita Seafood	$698	244	$612
VSF	468	597	566

Total Capital Expenditures	$1,166	$841	$1,178

(a)             Includes the 2006 and 2004 goodwill impairment charge of $1,126 and $2,314, respectively.

(b)            Includes various unallocated corporate expenses that benefit both segments but are monitored as part of the Vita Seafood segment.

(c)             Includes in 2005 a $502 charge, $301 net of tax benefit, to recognize the future costs associated with a senior executive officer, whose duties were materially reduced.

(d)            Includes in 2006 a $321 charge to recognize a long term asset impairment related to the termination of a facility lease.

12. Selected Quarterly Financial Data (unaudited)

For The Three Month Periods Ended

(in thousands, except share and per share data)

	March 31, 2006	June 30, 2006	September 30, 2006	December 31, 2006

Revenues	$12,788	$11,828	$12,451	$13,887
Gross Margin	3,896	3,372	2,440	3,079
Net Income (Loss)	57	15	(725)	(a) (1,738)

Basic Income (Loss) per Share	$0.01	$0.00	$(0.15)	$(0.35)
Weighted Average Common Shares Outstanding	3,995,044	4,884,778	4,904,086	4,916,328

Diluted Income (Loss) per Share	$0.01	$0.00	$(0.15)	$(0.35)
Weighted Average Common Shares Outstanding	4,016,193	4,938,816	4,904,086	4,916,328

For The Three Month Periods Ended

(in thousands, except share and per share data)

	March 31, 2005	June 30, 2005	September 30, 2005	December 31, 2005

Revenues	$10,897	$10,158	$11, 370	$14,147
Gross Margin	3,201	3,478	3,179	4,081
Net Income (Loss)	(257)	51	(257)	(b) (426)

Basic Income (Loss) per Share	$(0.07)	$0.01	$(0.07)	$(0.11)
Weighted Average Common Shares Outstanding	3,858,738	3,858,738	3,866,062	3,866,062

Diluted Income (Loss) per Share	$(0.07)	$0.01	$(0.07)	$(0.11)
Weighted Average Common Shares Outstanding	3,858,738	3,884,002	3,866,062	3,866,062

(a)             Includes a $193 charge, net of tax benefit, to recognize impairment of long-lived assets.

(b)            Includes a $301 charge, net of tax benefit, to recognize the future costs associated with a senior executive whose duties have been materially reduced.

13. Subsequent Event (unaudited)

On February 16, 2007, the Company voluntarily recalled certain products because the labels did not disclose that the products contained a flavor ingredient derived from milk.  No illnesses or adverse reactions have been reported to date in connection with this label disclosure issue.  Existing procedures have been reviewed and corrected where necessary.  The recall resulted in the establishment of a reserve of approximately $444,000 (audited) in the fourth quarter of 2006.

The Company has reached an agreement in principle with Howard Bedford, a Company director, pursuant to which Mr. Bedford would invest $3,000,000 in the Company.  Subsequently all of these funds would be used for working capital requirements.  In consideration for his investment, Mr. Bedford would receive 2,400,000 shares of the Company’s common stock, two year warrants to purchase 500,000 shares of Common Stock at an exercise price of $1.25 per share; three-year warrants to purchase 500,000 shares of Common Stock at an exercise price of $1.50 per share; four-year warrants to purchase 500,000 shares of Common Stock at an exercise price of $1.50 per share; and five-year warrants to purchase 500,000 shares of Common Stock at an exercise price of $1.75 per share.  The warrants would be exercisable immediately.  Subsequent to this transaction, Mr. Bedford would own approximately 38.2% of the Company’s common stock and warrants to acquire another 10.3%.  On April 10, 2007, $1,000,000 has been invested.  With the equity infusion, management believes it would be able to effectively operate its business during 2007 and beyond.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

No changes in accountants or disagreements with accountants on accounting and financial disclosure occurred.

Item 9A. Controls and Procedures.

Under the supervision and with the participation of the Company’s management team, the principal executive officer and principal financial officer have evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rules 13a — 15(e) and 15d — 15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2006 and, based on their evaluation, have concluded that these controls and procedures are effective.  There were no changes in the Company’s internal control over financial reporting during the fiscal quarter ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 9B. Other Information.

All information required to be disclosed in a report on Form 8-K during the fourth quarter of 2006 has been reported.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item 10 is incorporated herein by reference to the information set forth under the captions “Election of Directors,” “Executive Officers and Directors,” “Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive Proxy Statement for the 2007 Annual Meeting of Stockholders.

Item 11. Executive Compensation.

The information required by this Item 11 is incorporated by reference to the information set forth under the captions “Compensation of Directors and Executive Officers” and “Corporate Governance” in the Company’s definitive Proxy Statement for the 2007 Annual Meeting of Stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item 12 is incorporated by reference to the information set forth under the caption “Security Ownership of Principal Holders and Management” in the Company’s definitive Proxy Statement for the 2007 Annual Meeting of Stockholders.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item 13 is incorporated by reference to the information set forth under the captions “Transactions with Related Persons, Promoters and Certain Control Persons” and “Corporate Governance” in the Company’s definitive Proxy Statement for the 2007 Annual Meeting of Stockholders.

Item 14. Principal Accountant Fees and Services.

The information required by this Item 14 is incorporated by reference to the information set forth under the caption “Corporate Goverance” in the Company’s definitive Proxy Statement for the 2007 Annual Meeting of Stockholders.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)(1), (a)(2) and (c):             The Company has filed its consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K.

(a)(3) and (b):        Listed below are the exhibits filed as part of this Annual Report on Form 10-K:

Number	Exhibit Title
2.1(1)	Stock Purchase Agreement, dated as of June 29, 2001, between Vita Food Products, Inc., Virginia Honey Company, Inc. and Terry W. Hess (Ex. 2.1)

2.2(2)	Merger Agreement, dated as of October 17, 2002, between the Company, Vita Holdings, Inc., Vita/Halifax Acquisition Company, Halifax, Robert J. Budd, Oak Hill Family LLC and Terry W. Hess (Ex 2.2)

3.1(3)	Articles of Incorporation of the Company (Ex. 3.1)

3.2(3)	By-laws of the Company (Ex. 3.2)

4.1(3)	Form of Common Stock Certificate (Ex. 4.1)

4.2(9)	Certificate of Designation of Series A Preferred Stock, as filed with the Secretary of State of Delaware on November 11, 2005 (Ex. 4.1)

10.1(4)	Loan and Security Agreement dated as of September 5, 2003 by and between the Company and LaSalle National Bank, N.A. (Ex. 10.1)

10.1.1(10)	First Amendment to Loan and Security Agreement dated November 5, 2004 (Ex. 10.1.1)

10.1.2(5)	Second Amendment to Loan and Security Agreement dated December 21, 2004 (Ex. 10.1)

10.1.3(11)	Third Amendment to Loan and Security Agreement dated January 31, 2005 (Ex. 10.1)

10.1.4(12)	Fourth Amendment to Loan and Security Agreement dated April 4, 2005 (Ex. 10.1)

10.1.5(13)	Fifth Amendment to Loan and Security Agreement dated June 30, 2005 (Ex. 10.1)

10.1.6(14)	Sixth Amendment to Loan and Security Agreement dated August 4, 2005 (Ex. 10.1)

10.1.7(15)	Seventh Amendment to Loan and Security Agreement dated August 30, 2005 (Ex. 10.1)

10.1.8(20)	Eighth Amendment to Loan and Security Agreement dated March 30, 2007 (Ex. 10.1)

10.1.9(17)	Ninth Amendment to Loan and Security Agreement dated March 24, 2006 (Ex. 10.1)

10.1.10(20)*	Tenth Amendment to Loan and Security Agreement dated April 13, 2007

10.2(3)	Form of 1996 Employee Stock Option Plan (Ex. 10.4)

10.3(3)	Form of 1996 Stock Option Plan for Non-Employee Directors (Ex. 10.5)x

10.4(3)	Form of Employment Agreement between the Company and Stephen D. Rubin (Ex. 10.7)x

10.4.1(6)	Amendment One to Employment Agreement between the Company and Stephen D. Rubin (Ex. 10.4.1)x

10.4.2(10)	Amendment Two to Employment Agreement between the Company and Stephen D. Rubin (Ex. 10.4.2)x

10.4.3(18)	Employment Agreement between the Company and Stephen D. Rubin, dated April 4, 2006 (Ex. 10.1)x

10.5(7)	Employment Agreement dated as of January 1, 2004 between the Company and Clark L. Feldman (Ex. 10.6)x

10.6(3)	Long Term Supply/Purchase Agreement dated as of September 1, 1992 by and between the Company and Barry’s Limited (Ex. 10.9)

10.7 (3)	Gorenstein Agreement dated September 20, 1996 by and among the Company, Stephen D. Rubin, Clark L. Feldman, Sam Gorenstein, David Gorenstein and J.B.F. Enterprises (Ex. 10.26)

10.8(1)	Form of Employment Agreement, dated as of July 1, 2001, between Virginia Honey Company, Inc. and Terry W. Hess (First Exhibit to Ex. 2.1)x

10.8.1(10)	Amendment One to Employment Agreement between Virginia Honey Company, Inc. and Terry W. Hess (Ex. 10.8.1)x

10.9(8)	Employment Agreement, made as of November 1, 2002 between The Halifax Group, Inc. and Robert J. Budd (Ex. 10.1)x

10.10(8)	Amendment to Employment Agreement, made as of March, 2003 between The Halifax Group, Inc. and Robert J. Budd (Ex. 10.2)

10.11(8)	Non-Competition and Non-Solicitation Agreement, made as of November 1, 2002 among Vita Food Products, Inc., Vita Holdings, Inc., The Halifax Group, Inc. and Robert J. Budd (Ex. 10.3)

10.12(10)

Confidential Settlement Agreement and Mutual Release, entered into on March 28, 2005, among the
 Vita Food Products, Inc., Vita Specialty Foods, Inc., Virginia Honey Company, Inc.,
The Halifax Group, Inc. and Robert J. Budd (Ex. 10.12)

10.13(9)	Form of Rights Agreement dated as of November 10, 2005, between Vita Food Products, Inc. and American Stock Transfer and Trust Company (Ex. 10.1)

10.14(16)	Employment Agreement, made as of March 20, 2006 between Vita Food Products, Inc. and Clifford Bolen (Ex. 10.1)x

10.15(19)	Subscription Agreement, dated February 16, 2006 between Vita Food Products, Inc. and Howard Bedford (Ex. 10.1)

10.16(19)	Subscription Agreement, dated February 16, 2006 between Vita Food Products, Inc. and Stephen D. Rubin (Ex. 10.2)

10.17(19)	Subscription Agreement, dated February 16, 2006 between Vita Food Products, Inc. and Stephen D. Rubin (Ex. 10.3)

10.18(19)	Subscription Agreement, dated February 16, 2006 between Vita Food Products, Inc. and the John C. Seramur 2005 Flite Trust dated September 19, 2005 (Ex. 10.4)

10.19(19)	Subscription Agreement, dated February 16, 2006 between Vita Food Products, Inc. and the John C. Seramur 2005 Flite Trust dated September 19, 2005 (Ex. 10.5)

10.18(19)	Subscription Agreement, dated February 16, 2006 between Vita Food Products, Inc. and Clifford K. Bolen and Affiliates (Ex. 10.6)

10.19(19)	Subscription Agreement, dated February 16, 2006 between Vita Food Products, Inc. and Delphi Casualty Co. (Ex. 10.7)

14.1 (7)	Code of Ethics (Ex. 14.1)

21.1(7)	Subsidiary of the Company (Ex. 21.1)

23.1	Consent of Independent Registered Public Accounting Firm *

31.1	Principal Executive and Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

32.1	Principal Executive Officer and Financial Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

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

(17)       Incorporated by reference to Form 10-K filed with the Securities and Exchange Commission on March 30, 2006.  Form 10-K Exhibit Number is included in parenthesis following the title of the exhibit.

(18)       Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on April 7, 2006.  Form 8-K Exhibit Number is included in parenthesis following the title of the exhibit.

(19)       Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on February 22, 2006.  Form 8-K Exhibit Number is included in parenthesis following the title of the exhibit.

(20)       Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on April 5, 2007.  Form 8-K Exhibit Number is included in parenthesis following the title of the exhibit.

x                      Indicates an employee benefit plan, management contract or compensatory plan or arrangement.

*                    Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VITA FOOD PRODUCTS, INC.

By:	/s/ Clifford K. Bolen
Clifford K. Bolen President
Date:	April 17, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the following capacities on April 17, 2007.

Signatures	Title

/s/ Clifford K. Bolen	President and Chief Executive Officer
Clifford K. Bolen	(Principal Executive and Financial and
Accounting Officer)

/s/ Stephen D. Rubin	Chairman of the Board
Stephen D. Rubin

/s/ Howard Bedford	Director
Howard Bedford

/s/ Scott Levitt	Director
Scott Levitt

/s/ Glenn Morris	Director
Glenn Morris

/s/ Steven A. Rothstein	Director
Steven A. Rothstein

/s/ John C. Seramur	Director
John C. Seramur

Exhibit Index

Number	Exhibit Title

2.1(1)	Stock Purchase Agreement, dated as of June 29, 2001, between Vita Food Products, Inc., Virginia Honey Company, Inc. and Terry W. Hess (Ex. 2.1)

2.2(2)	Merger Agreement, dated as of October 17, 2002, between the Company, Vita Holdings, Inc., Vita/Halifax Acquisition Company, Halifax, Robert J. Budd, Oak Hill Family LLC and Terry W. Hess (Ex 2.2)

3.1(3)	Articles of Incorporation of the Company (Ex. 3.1)

3.2(3)	By-laws of the Company (Ex. 3.2)

4.1(3)	Form of Common Stock Certificate (Ex. 4.1)

4.2(9)	Certificate of Designation of Series A Preferred Stock, as filed with the Secretary of State of Delaware on November 11, 2005 (Ex. 4.1)

10.1(4)	Loan and Security Agreement dated as of September 5, 2003 by and between the Company and LaSalle National Bank, N.A. (Ex. 10.1)

10.1.1(10)	First Amendment to Loan and Security Agreement dated November 5, 2004 (Ex. 10.1.1)

10.1.2(5)	Second Amendment to Loan and Security Agreement dated December 21, 2004 (Ex. 10.1)

10.1.3(11)	Third Amendment to Loan and Security Agreement dated January 31, 2005 (Ex. 10.1)

10.1.4(12)	Fourth Amendment to Loan and Security Agreement dated April 4, 2005 (Ex. 10.1)

10.1.5(13)	Fifth Amendment to Loan and Security Agreement dated June 30, 2005 (Ex. 10.1)

10.1.6(14)	Sixth Amendment to Loan and Security Agreement dated August 4, 2005 (Ex. 10.1)

10.1.7(15)	Seventh Amendment to Loan and Security Agreement dated August 30, 2005 (Ex. 10.1)

10.1.8(17)	Eighth Amendment to Loan and Security Agreement dated March 24, 2006(Ex. 10.1)

10.1.9(20)	Ninth Amendment to Loan and Security Agreement dated March 24, 2007(Ex. 10.1)

10.1.10(20)	Tenth Amendment to Loan and Security Agreement dated April 13, 2007

10.2(3)	Form of 1996 Employee Stock Option Plan (Ex. 10.4)x

10.3(3)	Form of 1996 Stock Option Plan for Non-Employee Directors (Ex. 10.5)x

10.4(3)	Form of Employment Agreement between the Company and Stephen D. Rubin (Ex. 10.7)x

10.4.1(6)	Amendment One to Employment Agreement between the Company and Stephen D. Rubin (Ex. 10.4.1)x

10.4.2(10)	Amendment Two to Employment Agreement between the Company and Stephen D. Rubin (Ex. 10.4.2)x

10.4.3(18)	Employment Agreement between the Company and Stephen D. Rubin, dated April 4, 2006 (Ex. 10.1)x

10.5(7)	Employment Agreement dated as of January 1, 2004 between the Company and Clark L. Feldman (Ex. 10.6)x

10.6(3)	Long Term Supply/Purchase Agreement dated as of September 1, 1992 by and between the Company and Barry’s Limited (Ex. 10.9)

10.7(3)	Gorenstein Agreement dated September 20, 1996 by and among the Company, Stephen D. Rubin, Clark L. Feldman, Sam Gorenstein, David Gorenstein and J.B.F. Enterprises (Ex. 10.26)

10.8(1)	Form of Employment Agreement, dated as of July 1, 2001, between Virginia Honey Company, Inc. and Terry W. Hess (First Exhibit to Ex. 2.1)x

10.8.1(10)	Amendment One to Employment Agreement between Virginia Honey Company, Inc. and Terry W. Hess (Ex. 10.8.1)x

10.9(8)	Employment Agreement, made as of November 1,2002, between The Halifax Group, Inc. and Robert J. Budd (Ex. 10.1)x

10.10(8)	Amendment to Employment Agreement, made as of March, 2003 between The Halifax Group, Inc. and Robert J. Budd (Ex. 10.2)

10.11(8)	Non-Competition and Non-Solicitation Agreement, made as of November 1, 2002 among Vita Food Products, Inc., Vita Holdings, Inc., The Halifax Group, Inc. and Robert J. Budd (Ex. 10.3)

10.12(10)

Confidential Settlement Agreement and Mutual Release, entered into on March 28, 2005, among the Vita Food Products, Inc., Vita Specialty Foods, Inc., Virginia Honey Company, Inc., The Halifax Group, Inc. and Robert J. Budd (Ex. 10.12)x

10.13(9)	Form of Rights Agreement dated as of November 10, 2005, between Vita Food Products, Inc. and American Stock Transfer and Trust Company (Ex. 10.1)

10.14(16)	Employment Agreement, made as of March 20,2006, between Vita Food Products, Inc. and Clifford Bolen (Ex. 10.1)x

10.15(19)	Subscription Agreement, dated February 16, 2006 between Vita Food Products, Inc. and Howard Bedford (Ex. 10.1)

10.16(19)	Subscription Agreement, dated February 16, 2006 between Vita Food Products, Inc. and Stephen D. Rubin (Ex. 10.2)

10.17(19)	Subscription Agreement, dated February 16, 2006 between Vita Food Products, Inc. and Stephen D. Rubin (Ex. 10.3)

10.18(19)	Subscription Agreement, dated February 16, 2006 between Vita Food Products, Inc. and the John C. Seramur 2005 Flite Trust dated September 19, 2005 (Ex. 10.4)

10.19(19)	Subscription Agreement, dated February 16, 2006 between Vita Food Products, Inc. and the John C. Seramur 2005 Flite Trust dated September 19, 2005 (Ex. 10.5)

10.18(19)	Subscription Agreement, dated February 16, 2006 between Vita Food Products, Inc. and Clifford K. Bolen and Affiliates (Ex. 10.6)

10.19(19)	Subscription Agreement, dated February 16, 2006 between Vita Food Products, Inc. and Delphi Casualty Co. (Ex. 10.7)

14.1(7)	Code of Ethics (Ex. 14.1)

21.1(7)	Subsidiary of the Company (Ex. 21.1)

23.1	Consent of Independent Registered Public Accounting Firm*

31.1	Principal Executive and Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Principal Executive and Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

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

(17)       Incorporated by reference to Form 10-K filed with the Securities and Exchange Commission on March 30, 2006.  Form 10-K Exhibit Number is included in parenthesis following the title of the exhibit.

(18)       Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on April 7, 2006.  Form 8-K Exhibit Number is included in parenthesis following the title of the exhibit.

(19)       Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on February 22, 2006.  Form 8-K Exhibit Number is included in parenthesis following the title of the exhibit.

(20)       Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on April 5, 2007.  Form 8-K Exhibit Number is included in parenthesis following the title of the exhibit.

x                      Indicates an employee benefit plan, management contract or compensatory plan or arrangement.

*                    Filed herewith.