Form 10-K/A
period 2006-12-31
VITA FOOD PRODUCTS INC
filed 2007-05-01
CIK 1024342

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

EXPLANATORY NOTE

We are filing this Amendment No. 1 to our Annual Report on Form 10-K for the year ended December 31, 2006 (this “Amendment No. 1”) to amend our Form 10-K for the same period initially filed with the Securities and Exchange Commission (the “SEC”) on April 17, 2007 (the “Initially Filed Form 10-K”). This Amendment No. 1 amends and restates the following items of the Initially Filed Form 10-K: (i) Part I, Item 1A — Risk Factors, (ii) Part II, Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations, (iii) Part II, Item 8 — Financial Statements and Supplementary Data, (iv) Part III, Item 12 — Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, (v) Part III, Item 13 — Certain Relationships and Related Transactions, and Director Independence , and (vi) Part IV, Item 15 — Exhibits and Financial Statement Schedules. These items are being amended to reflect the fact that the percentage of our outstanding common stock that would be owned by Howard Bedford, a director, upon the exercise of all warrants to be issued to him pursuant to our agreement in principle with Mr. Bedford, would be 53.4%, rather than the 48.5% reported in the Initially Filed Form 10-K. In addition, we are filing herewith certain currently dated certifications pursuant to Rule 12b-15 of the Securities and Exchange Act of 1934, as amended (the “Securities Exchange Act”). No other information contained in the Initially Filed Form 10-K is being amended hereby and such information is not reproduced in this Amendment No. 1. All information in the Initially Filed Form 10-K, as amended by this Amendment No. 1, speaks as of the date of the original filing of the Initially Filed Form 10-K and does not reflect any subsequent information or events, except as presented in this Amendment No. 1 and except for Exhibits 31.1, 31.2, 32.1, and 32.2.

All information contained in this Amendment No. 1 is subject to updating and supplementing as provided in our reports filed with the SEC subsequent to the date of the filing of the Initially Filed Form 10-K.

PART I

Item 1A. Risk Factors.

The Company is subject to a number of important risks and uncertainties. The accompanying risk factors should be read in conjunction with the information included in this Annual Report on Form 10-K.

We have incurred substantial indebtedness.   Amounts outstanding under our revolving credit facility, Term A facility and Term B facility at December 31, 2006 were $7,526,730; $5,282,000 and $150,000 respectively. The ratio of long term debt to total capitalization was 79% at December 31, 2006. This substantial indebtedness represents an element of risk in the event that our operating proceeds are insufficient to meet the principal and interest payments on our indebtedness. If our cash flow is insufficient to service our debt, the value of our equity could be reduced or eliminated through foreclosure.

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

Howard Bedford, a member of the board of directors, may control approximately 38.2% of our outstanding voting stock in the near future.   The Company has reached an agreement in principle with Mr. Bedford pursuant to which he would acquire additional Common Stock that would bring him to this total ownership percentage interest. By virtue of this significant ownership percentage, Mr. Bedford would have substantial influence over the Company’s affairs and the election of the members of our board of directors. He also may be able to prevent or cause a change in control of the Company. If Mr. Bedford exercises all of the warrants that are part of the agreement, he would control approximately 53.4% of the Company’s outstanding voting stock.

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

PART II

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

Possible Subsequent Event—Additional Equity Issuance

The Company has reached an agreement in principle, with Howard Bedford, a Company director, pursuant to which Mr. Bedford would invest $3,000,000 in the Company. Substantially all of these funds would be used for working capital requirements. In consideration for his investment, Mr. Bedford would receive 2,400,000 shares of Common Stock; two year warrants to purchase 500,000 shares of Common Stock at an exercise price of $1.25 per share; three-year warrants to purchase 500,000 shares of Common Stock at an exercise price of $1.50 per share; four-year warrants to purchase 500,000 shares of Common Stock at an exercise price of $1.50 per share; and five-year warrants to purchase 500,000 shares of Common Stock at an exercise price of $1.75 per share. The warrants would be exercisable immediately. Subsequent to this transaction, Mr. Bedford would own approximately 38.2% of the Company’s outstanding common stock and warrants to acquire another 15.2%. On April 10, 2007, $1,000,000 has been invested.

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

The Company intends to refinance the bank debt coming due during years 1 through 3.

Contractual Obligations	Payments due by period (in thousands)
	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Long-Term Debt Obligations Including Interest	$17,278	$1,660	$13,413	$504	$1,701
Operating Lease Obligations	5,072	530	826	826	2,890
Minimum Licensing Royalties	543	258	285	—	—
Total Contractual Obligations	$22,893	$2,448	$14,524	$1,330	$4,591

An additional $1.0 million of long-term debt was issued in April, 2007 which bears interest at a rate of prime plus 2.0% (10.25% as of April 17, 2007) and is due in full April 1, 2008.

The ratio of long-term debt-to-total capitalization was 79% at December 31, 2006 and 82% at December 31, 2005. The Company believes its financial resources are adequate to fund its needs for at least the next 12 months.

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

/s/ BDO Seidman, LLP

Chicago, Illinois
April 13, 2007

Vita Food Products, Inc.
And Subsidiary
Consolidated Balance Sheets

December 31,	2006	2005

ASSETS
Current Assets
Cash
Accounts receivable-trade, net of allowance for discounts, returns, and doubtful accounts of $948,000 in 2006 and $563,000 in 2005	$54,194	$25,133
Inventories	6,468,669	5,215,912
Raw material and supplies	5,562,243	5,503,048
Work in process	170,167	192,630
Finished goods	2,178,575	1,827,245
Prepaid expenses and other current assets	446,516	400,679
Income taxes receivable	—	381,312
Deferred income taxes	610,714	519,578
Total Current Assets	15,491,078	14,065,537

Property, Plant and Equipment
Land	35,000	35,000
Building and improvements	3,105,339	2,660,975
Leasehold improvements	582,620	549,926
Machinery and office equipment	11,970,640	11,302,648
	15,693,599	14,548,549
Less accumulated depreciation and amortization	(9,950,781)	(8,710,072)
Net Property, Plant and Equipment	5,742,818	5,838,477

Goodwill	5,571,012	6,696,705
Other Assets	403,572	422,661
Deferred income taxes	325,304	—
Total Assets	$27,533,784	$27,023,380

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Current maturities of long-term obligations	$1,513,783	$2,217,840
Accounts payable	6,520,166	3,142,406
Accrued expenses	1,260,308	853,982
Total Current Liabilities	9,294,257	6,214,228

Long-term Obligations, Less Current Maturities	14,373,490	16,653,369

Deferred income taxes	—	453,728

Shareholders’ Equity
Preferred stock, $.01 par value, authorized 1,000,000 shares; none issued
Common stock, $.01 par value; authorized 10,000,000 shares; outstanding 4,941,763 shares in 2006 and 3,879,338 shares in 2005	49,417	38,793
Treasury stock, at cost 6,516 shares	(50,043)	(50,043)
Additional paid-in capital	6,357,093	3,812,397
Accumulated deficit	(2,490,430)	(99,092)
Total Shareholders’ Equity	3,866,037	3,702,055
Total Liabilities and Shareholders’ Equity	$27,533,784	$27,023,380

See accompanying notes to consolidated financial statements.

Vita Food Products, Inc.
And Subsidiary
Consolidated Statements of Operations

Year Ended December 31,	2006	2005	2004
Net Sales	$50,954,166	$46,572,268	$48,407,989
Cost of Goods Sold	38,166,705	32,633,126	34,408,406
Gross Margin	12,787,461	13,939,142	13,999,583

Selling and Administrative Expenses
Selling, marketing & distribution	9,201,615	9,209,363	9,623,655
Administrative	4,001,645	4,586,282	4,281,352
Employment contract charge	—	501,709	—
Impairment of long term assets	1,446,294	—	2,313,954
Total Selling and Administrative Expenses	14,649,554	14,297,354	16,218,961
Operating Loss	(1,862,093)	(358,212)	(2,219,378)

Interest Expense	1,314,245	1,082,484	766,823
Loss Before Income Tax Benefit	(3,176,338)	(1,440,696)	(2,986,201)
Income Tax Benefit	(785,000)	(552,000)	(269,000)
Net Loss	$(2,391,338)	$(888,696)	$(2,717,201)

Basic Loss Per Share	($0.51)	($0.23)	($0.71)
Weighted Average Common Shares Outstanding	4,679,113	3,862,430	3,840,017

Diluted Loss Per Share	($0.51)	($0.23)	($0.71)
Weighted Average Common Shares Outstanding	4,679,113	3,862,430	3,840,017

Vita Food Products, Inc.
And Subsidiary
Consolidated Statements of Shareholders’ Equity

				Additional
	Common Stock		Treasury	Paid-in	Retained
	Shares	Amount	Stock	Capital	Earnings	Total

Balance, at January 1, 2004	3,819,116	$38,191	$0	$3,647,262	$3,506,805	$7,192,258

Proceeds from stock purchase and stock option plans	46,138	461	—	138,334	—	138,795

Treasury stock purchases	—	—	(50,043)	—	—	(50,043)

Net Income	—	—	—	—	(2,717,201)	(2,717,201)
Balance, at December 31, 2004	3,865,254	38,652	(50,043)	3,785,596	789,604	4,563,809

Proceeds from stock purchase and stock option plans	14,084	141	—	26,801	—	26,942

Net loss	—	—	—	—	(888,696)	(888,696)
Balance, at December 31, 2005	3,879,338	38,793	(50,043)	3,812,397	(99,092)	3,702,055

Common stock and warrants issuance, net	1,000,000	10,000	—	2,350,141	—	2,360,141

Stock options exercised	17,000	170	—	28,668	—	28,838

Stock based compensation expense	—	—	—	78,814	—	78,814

Shares issued to settle director fees	17,026	170	—	43,067	—	43,237

Proceeds from stock purchase plans	28,399	284	—	44,006	—	44,290

Net loss	—	—	—	—	(2,391,338)	(2,391,338)
Balance, at December 31, 2006	4,941,763	$49,417	($50,043)	$6,357,093	($2,490,430)	$3,866,037

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

3.      Accrued Expenses

Accrued expenses consist of the following:

December 31,	2006	2005
Interest	$107,046	$111,069
Salaries and bonuses	304,422	302,882
Taxes other than income taxes	59,529	54,200
Utilities, freight and other	789,311	385,831
	$1,260,308	$853,982

4.      Long-Term Obligations

Long-term obligations consist of the following:

December 31,	2006	2005
Revolving loan facility (a)	$7,526,730	$8,588,089
Term loan—A facility (a)	5,282,000	6,242,000
Term loan—B facility (a)	150,000	48,846
Term loan payable (b)	2,353,455	2,480,948
Additional purchase price payable to Mr. Hess (c)	—	700,000
Robert J. Budd note (d)	131,285	231,887
Employment contract (e)	223,256	501,709
Other notes payable	220,547	77,730
	15,887,273	18,871,209
Less current maturities	1,513,783	2,217,840

	$14,373,490	$16,653,369

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

$15,887,273

5.      Income Taxes

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes as well as credit carryforwards. The effects of existing temporary differences, that give rise to significant portions of the net deferred income tax asset (liability), are as follows:

December 31,	2006	2005

Deferred income tax asset:
Uniform inventory capitalization	$57,000	$76,000
Accrued expenses and reserves	500,000	383,000
Contributions carryover	53,000	60,000
Net operating loss carryforwards	845,000	264,000

	1,455,000	783,000
Deferred income tax liability:
Depreciation and other property basis differences	(519,000)	(717,000)

Net deferred income tax asset (liability)	$936,000	$66,000

The Company has gross federal net operating loss carryforwards of $1.0 million, which expire, if unused, in 2022 – 2026.

Income tax benefit for the years ended December 31, 2006, 2005 and 2004 consist of the following:

December 31,	2006	2005	2004

Current	$—	$(94,000)	$19,000
Deferred	(785,000)	(458,000)	(288,000)

Income tax benefit	$(785,000)	$(552,000)	$(269,000)

The reconciliation of income tax computed at the United States federal statutory tax rate of 34% to income tax benefit is as follows:

Year ended December 31,	2006	2005	2004

Tax at federal statutory rate	$1,080,000)	$(490,000)	$(1,015,000)
Goodwill impairment charge	383,000	—	787,000
Other (primarily state taxes)	(88,000)	(62,000)	(41,000)

Income tax benefit	$(785,000)	$(552,000)	$(269,000)

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

For 2006, stock-based compensation expense from option plans and share purchase plans was $23,408 and $52,097, respectively. As of December 31, 2006, there was $100,221 of total unrecognized compensation cost related to outstanding stock options granted to employees and directors which is expected to be recognized over a weighted average period of 58 months. The total intrinsic value of stock options exercised during 2006 and 2004 was $32,303 and $123,418, respectively...

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

Business segment information is as follows ($000’s):

Year ended December 31,	2006	2005	2004

Goodwill
Vita Seafood	$—	$—	$—
VSF (a)	5,571	6,697	5,997

Total Goodwill	$5,571	$6,697	$5,997

Total Assets
Vita Seafood	$19,174	$18,523	$17,934
VSF	8,360	8,500	7,366

Total Assets	$27,534	$27,023	$25,300

Net Sales
Vita Seafood	$28,879	$26,346	$26,916
VSF	22,075	20,226	21,491

Total Net Sales	$50,954	$46,572	$48,407

Operating (Loss) Profit
Vita Seafood (b) (c)	$(576)	$(1,290)	$(483)
VSF (a)(d)	(1,286)	932	(1,736)

Total Operating (Loss) Profit	$(1,862)	$(358)	$(2,219)

Net (Loss) Income
Vita Seafood (b) (c)	$(179)	$(1,174)	$(521)

VSF (a)(d)	(2,212)	285	(2,196)

Total Net (Loss) Income	$(2,391)	$(889)	$(2,717)

Depreciation and Amortization
Vita Seafood	$536	$491	$500
VSF	458	471	483

Total Depreciation and Amortization	$994	$962	$983

Capital Expenditures
Vita Seafood	$698	$244	$612
VSF	1,166	597	566

Total Capital Expenditures	$1,162	$841	$1,178

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

The Company has reached an agreement in principle with Howard Bedford, a Company director, pursuant to which Mr. Bedford would invest $3,000,000 in the Company. Subsequently all of these funds would be used for working capital requirements. In consideration for his investment, Mr. Bedford would receive 2,400,000 shares of the Company’s common stock, two year warrants to purchase 500,000 shares of Common Stock at an exercise price of $1.25 per share; three-year warrants to purchase 500,000 shares of Common Stock at an exercise price of $1.50 per share; four-year warrants to purchase 500,000 shares of Common Stock at an exercise price of $1.50 per share; and five-year warrants to purchase 500,000 shares of Common Stock at an exercise price of $1.75 per share. The warrants would be exercisable immediately. Subsequent to this transaction, Mr. Bedford would own approximately 38.2% of the Company’s common stock and warrants to acquire another 15.2%. On April 10, 2007, $1,000,000 has been invested. With the equity infusion, management believes it would be able to effectively operate its business during 2007 and beyond.

PART III

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

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)(1), (a)(2) and (c):             The Company has filed its consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K.

(a)(3) and (b):        Listed below are the exhibits filed as part of this Annual Report on Form 10-K:

Number	Exhibit Title
(1) 2.1	Stock Purchase Agreement, dated as of June 29, 2001, between Vita Food Products, Inc., Virginia Honey Company, Inc. and Terry W. Hess (Ex. 2.1)
(2) 2.2	Merger Agreement, dated as of October 17, 2002, between the Company, Vita Holdings, Inc., Vita/Halifax Acquisition Company, Halifax, Robert J. Budd, Oak Hill Family LLC and Terry W. Hess (Ex 2.2)
(3) 3.1	Articles of Incorporation of the Company (Ex. 3.1)
(3) 3.2	By-laws of the Company (Ex. 3.2)
(3) 4.1	Form of Common Stock Certificate (Ex. 4.1)
(9) 4.2	Certificate of Designation of Series A Preferred Stock, as filed with the Secretary of State of Delaware on November 11, 2005 (Ex. 4.1)
(4) 10.1	Loan and Security Agreement dated as of September 5, 2003 by and between the Company and LaSalle National Bank, N.A. (Ex. 10.1)
(10) 10.1.1	First Amendment to Loan and Security Agreement dated November 5, 2004 (Ex. 10.1.1)
(5) 10.1.2	Second Amendment to Loan and Security Agreement dated December 21, 2004 (Ex. 10.1)
(11) 10.1.3	Third Amendment to Loan and Security Agreement dated January 31, 2005 (Ex. 10.1)
(12) 10.1.4	Fourth Amendment to Loan and Security Agreement dated April 4, 2005 (Ex. 10.1)
(13) 10.1.5	Fifth Amendment to Loan and Security Agreement dated June 30, 2005 (Ex. 10.1)
(14) 10.1.6	Sixth Amendment to Loan and Security Agreement dated August 4, 2005 (Ex. 10.1)
(15) 10.1.7	Seventh Amendment to Loan and Security Agreement dated August 30, 2005 (Ex. 10.1)
(20)10.1.8	Eighth Amendment to Loan and Security Agreement dated March 30, 2007 (Ex. 10.1)
(17)10.1.9	Ninth Amendment to Loan and Security Agreement dated March 24, 2006 (Ex. 10.1)
(21)10.1.10	Tenth Amendment to Loan and Security Agreement dated April 13, 2007 (Ex. 10.1.10)
(3) 10.2	Form of 1996 Employee Stock Option Plan (Ex. 10.4)
(3) 10.3	Form of 1996 Stock Option Plan for Non-Employee Directors (Ex. 10.5)[x]

(3) 10.4	Form of Employment Agreement between the Company and Stephen D. Rubin (Ex. 10.7) x
(6) 10.4.1	Amendment One to Employment Agreement between the Company and Stephen D. Rubin (Ex. 10.4.1) x
(10) 10.4.2	Amendment Two to Employment Agreement between the Company and Stephen D. Rubin (Ex. 10.4.2) x
(18) 10.4.3	Employment Agreement between the Company and Stephen D. Rubin, dated April 4, 2006 (Ex. 10.1) x
(7) 10.5	Employment Agreement dated as of January 1, 2004 between the Company and Clark L. Feldman (Ex. 10.6) x
(3) 10.6	Long Term Supply/Purchase Agreement dated as of September 1, 1992 by and between the Company and Barry’s Limited (Ex. 10.9)[x]
(3) 10.7	Gorenstein Agreement dated September 20, 1996 by and among the Company, Stephen D. Rubin, Clark L. Feldman, Sam Gorenstein, David Gorenstein and J.B.F. Enterprises (Ex. 10.26)
(1) 10.8	Form of Employment Agreement, dated as of July 1, 2001, between Virginia Honey Company, Inc. and Terry W. Hess (First Exhibit to Ex. 2.1) x
(10) 10.8.1	Amendment One to Employment Agreement between Virginia Honey Company, Inc. and Terry W. Hess (Ex. 10.8.1) x

(8) 10.9	Employment Agreement, made as of November 1, 2002 between The Halifax Group, Inc. and Robert J. Budd (Ex. 10.1) x
(8) 10.10	Amendment to Employment Agreement, made as of March, 2003 between The Halifax Group, Inc. and Robert J. Budd (Ex. 10.2)
(8) 10.11	Non-Competition and Non-Solicitation Agreement, made as of November 1, 2002 among Vita Food Products, Inc., Vita Holdings, Inc., The Halifax Group, Inc. and Robert J. Budd (Ex. 10.3)
(10) 10.12

Confidential Settlement Agreement and Mutual Release, entered into on March 28, 2005, among the Vita Food Products, Inc., Vita Specialty Foods, Inc., Virginia Honey Company, Inc., The Halifax Group, Inc. and Robert J. Budd (Ex. 10.12)[x]

(9) 10.13	Form of Rights Agreement dated as of November 10, 2005, between Vita Food Products, Inc. and American Stock Transfer and Trust Company (Ex. 10.1)
(16) 10.14	Employment Agreement, made as of March 20, 2006 between Vita Food Products, Inc. and Clifford Bolen (Ex. 10.1) x
(19) 10.15	Subscription Agreement, dated February 16, 2006 between Vita Food Products, Inc. and Howard Bedford (Ex. 10.1)
(19) 10.16	Subscription Agreement, dated February 16, 2006 between Vita Food Products, Inc. and Stephen D. Rubin (Ex. 10.2)
(19) 10.17	Subscription Agreement, dated February 16, 2006 between Vita Food Products, Inc. and Stephen D. Rubin (Ex. 10.3)
(19) 10.18	Subscription Agreement, dated February 16, 2006 between Vita Food Products, Inc. and the John C. Seramur 2005 Flite Trust dated September 19, 2005 (Ex. 10.4)
(19) 10.19	Subscription Agreement, dated February 16, 2006 between Vita Food Products, Inc. and the John C. Seramur 2005 Flite Trust dated September 19, 2005 (Ex. 10.5)
(19) 10.18	Subscription Agreement, dated February 16, 2006 between Vita Food Products, Inc. and Clifford K. Bolen and Affiliates (Ex. 10.6)
(19) 10.19	Subscription Agreement, dated February 16, 2006 between Vita Food Products, Inc. and Delphi Casualty Co. (Ex. 10.7)
(7) 14.1	Code of Ethics (Ex. 14.1)
(7) 21.1	Subsidiary of the Company (Ex. 21.1)
(21) 23.1	Consent of Independent Registered Public Accounting Firm (Ex. 23.1)
31.1	Principal Executive and Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
32.1	Principal Executive Officer and Financial Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

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

(21)       Incorporated by reference to Form 10-K filed with the Securities and Exchange Commission on April 17, 2007. Form 8-K Exhibit Number is included in parenthesis following the title of the exhibit.

x                      Indicates an employee benefit plan, management contract or compensatory plan or arrangement.

*                    Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VITA FOOD PRODUCTS, INC.

By:	/s/ Clifford K. Bolen
Clifford K. Bolen
President

Date:	May 1, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the following capacities on May 1, 2007.

Signatures	Title

/s/ Clifford K. Bolen	President and Chief Executive Officer
Clifford K. Bolen	(Principal Executive and Financial and Accounting Officer)

/s/ Stephen D. Rubin	Chairman of the Board
Stephen D. Rubin

/s/ Howard Bedford	Director
Howard Bedford

/s/ Scott Levitt	Director
Scott Levitt

/s/ Glenn Morris	Director
Glenn Morris

/s/ Steven A. Rothstein	Director
Steven A. Rothstein

/s/ John C. Seramur	Director
John C. Seramur

Exhibit Index

Number	Exhibit Title
(1) 2.1	Stock Purchase Agreement, dated as of June 29, 2001, between Vita Food Products, Inc., Virginia Honey Company, Inc. and Terry W. Hess (Ex. 2.1)
(2) 2.2	Merger Agreement, dated as of October 17, 2002, between the Company, Vita Holdings, Inc., Vita/Halifax Acquisition Company, Halifax, Robert J. Budd, Oak Hill Family LLC and Terry W. Hess (Ex 2.2)
(3) 3.1	Articles of Incorporation of the Company (Ex. 3.1)
(3) 3.2	By-laws of the Company (Ex. 3.2)
(3) 4.1	Form of Common Stock Certificate (Ex. 4.1)
(9) 4.2	Certificate of Designation of Series A Preferred Stock, as filed with the Secretary of State of Delaware on November 11, 2005 (Ex. 4.1)
(4) 10.1	Loan and Security Agreement dated as of September 5, 2003 by and between the Company and LaSalle National Bank, N.A. (Ex. 10.1)
(10) 10.1.1	First Amendment to Loan and Security Agreement dated November 5, 2004 (Ex. 10.1.1)
(5) 10.1.2	Second Amendment to Loan and Security Agreement dated December 21, 2004 (Ex. 10.1)
(11) 10.1.3	Third Amendment to Loan and Security Agreement dated January 31, 2005 (Ex. 10.1)
(12) 10.1.4	Fourth Amendment to Loan and Security Agreement dated April 4, 2005 (Ex. 10.1)
(13) 10.1.5	Fifth Amendment to Loan and Security Agreement dated June 30, 2005 (Ex. 10.1)
(14) 10.1.6	Sixth Amendment to Loan and Security Agreement dated August 4, 2005 (Ex. 10.1)
(15) 10.1.7	Seventh Amendment to Loan and Security Agreement dated August 30, 2005 (Ex. 10.1)
(20)10.1.8	Eighth Amendment to Loan and Security Agreement dated March 30, 2007 (Ex. 10.1)
(17)10.1.9	Ninth Amendment to Loan and Security Agreement dated March 24, 2006 (Ex. 10.1)
(21)10.1.10	Tenth Amendment to Loan and Security Agreement dated April 13, 2007 (Ex. 10.1.10)
(3) 10.2	Form of 1996 Employee Stock Option Plan (Ex. 10.4)
(3) 10.3	Form of 1996 Stock Option Plan for Non-Employee Directors (Ex. 10.5)[x]

(3) 10.4	Form of Employment Agreement between the Company and Stephen D. Rubin (Ex. 10.7) x
(6) 10.4.1	Amendment One to Employment Agreement between the Company and Stephen D. Rubin (Ex. 10.4.1) x
(10) 10.4.2	Amendment Two to Employment Agreement between the Company and Stephen D. Rubin (Ex. 10.4.2) x
(18) 10.4.3	Employment Agreement between the Company and Stephen D. Rubin, dated April 4, 2006 (Ex. 10.1) x
(7) 10.5	Employment Agreement dated as of January 1, 2004 between the Company and Clark L. Feldman (Ex. 10.6) x
(3) 10.6	Long Term Supply/Purchase Agreement dated as of September 1, 1992 by and between the Company and Barry’s Limited (Ex. 10.9)[x]
(3) 10.7	Gorenstein Agreement dated September 20, 1996 by and among the Company, Stephen D. Rubin, Clark L. Feldman, Sam Gorenstein, David Gorenstein and J.B.F. Enterprises (Ex. 10.26)
(1) 10.8	Form of Employment Agreement, dated as of July 1, 2001, between Virginia Honey Company, Inc. and Terry W. Hess (First Exhibit to Ex. 2.1) x
(10) 10.8.1	Amendment One to Employment Agreement between Virginia Honey Company, Inc. and Terry W. Hess (Ex. 10.8.1) x

(8) 10.9	Employment Agreement, made as of November 1, 2002 between The Halifax Group, Inc. and Robert J. Budd (Ex. 10.1) x
(8) 10.10	Amendment to Employment Agreement, made as of March, 2003 between The Halifax Group, Inc. and Robert J. Budd (Ex. 10.2)
(8) 10.11	Non-Competition and Non-Solicitation Agreement, made as of November 1, 2002 among Vita Food Products, Inc., Vita Holdings, Inc., The Halifax Group, Inc. and Robert J. Budd (Ex. 10.3)
(10) 10.12

Confidential Settlement Agreement and Mutual Release, entered into on March 28, 2005, among the Vita Food Products, Inc., Vita Specialty Foods, Inc., Virginia Honey Company, Inc., The Halifax Group, Inc. and Robert J. Budd (Ex. 10.12)[x]

(9) 10.13	Form of Rights Agreement dated as of November 10, 2005, between Vita Food Products, Inc. and American Stock Transfer and Trust Company (Ex. 10.1)
(16) 10.14	Employment Agreement, made as of March 20, 2006 between Vita Food Products, Inc. and Clifford Bolen (Ex. 10.1) x
(19) 10.15	Subscription Agreement, dated February 16, 2006 between Vita Food Products, Inc. and Howard Bedford (Ex. 10.1)
(19) 10.16	Subscription Agreement, dated February 16, 2006 between Vita Food Products, Inc. and Stephen D. Rubin (Ex. 10.2)
(19) 10.17	Subscription Agreement, dated February 16, 2006 between Vita Food Products, Inc. and Stephen D. Rubin (Ex. 10.3)
(19) 10.18	Subscription Agreement, dated February 16, 2006 between Vita Food Products, Inc. and the John C. Seramur 2005 Flite Trust dated September 19, 2005 (Ex. 10.4)
(19) 10.19	Subscription Agreement, dated February 16, 2006 between Vita Food Products, Inc. and the John C. Seramur 2005 Flite Trust dated September 19, 2005 (Ex. 10.5)
(19) 10.18	Subscription Agreement, dated February 16, 2006 between Vita Food Products, Inc. and Clifford K. Bolen and Affiliates (Ex. 10.6)
(19) 10.19	Subscription Agreement, dated February 16, 2006 between Vita Food Products, Inc. and Delphi Casualty Co. (Ex. 10.7)
(7) 14.1	Code of Ethics (Ex. 14.1)
(7) 21.1	Subsidiary of the Company (Ex. 21.1)
(21) 23.1	Consent of Independent Registered Public Accounting Firm (Ex. 23.1)
31.1	Principal Executive and Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
32.1	Principal Executive Officer and Financial Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

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

(21)       Incorporated by reference to Form 10-K filed with the Securities and Exchange Commission on April 17, 2007. Form 8-K Exhibit Number is included in parenthesis following the title of the exhibit.

x                      Indicates an employee benefit plan, management contract or compensatory plan or arrangement.

*                    Filed herewith.