Form 10-K/A
period 2006-12-31
VITA FOOD PRODUCTS INC
filed 2007-05-04
CIK 1024342

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 2)

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

EXPLANATORY NOTE

          We are filing this Amendment No. 2 to our Annual Report on Form 10-K for the year ended December 31, 2006 (this “Amendment No. 1”) to amend our Form 10-K for the same period initially filed with the Securities and Exchange Commission (the “SEC”) on April 17, 2007 (the “Initially Filed 10-K”), as amended on May 1, 2007 (Amendment No. 1”). This Amendment No. 2 amends and restates Part IV, Item 15 — Exhibits and Financial Statement Schedules.  This item is being amended to reflect the fact that the consent of BDO Seidman attached to Amendment No. 1 was dated April 13, 2007 rather than April 30, 2007.  In addition, we are filing herewith certain currently dated certifications pursuant to Rule 12b-15 of the Securities and Exchange Act of 1934, as amended (the “Securities Exchange Act”). No other information contained in the Initially Filed Form 10-K, as amended by Amendment No. 1 is being amended hereby and such information is not reproduced in this Amendment No. 2. All information in the Initially Filed Form 10-K, as amended by Amendment No. 1 and this Amendment No. 2, speaks as of the date of the original filing of the Initially Filed Form 10-K and does not reflect any subsequent information or events, except as presented in Amendment No. 1 and this Amendment No. 2 and except for Exhibits 23.1, 31.1, 31.2, 32.1, and 32.2.

          All information contained in this Amendment No. 2 is subject to updating and supplementing as provided in our reports filed with the SEC subsequent to the date of the filing of the Initially Filed Form 10-K, as amended by Amendment No. 1.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)(1), (a)(2) and (c):             The Company has filed its consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K.

(a)(3) and (b):        Listed below are the exhibits filed as part of this Annual Report on Form 10-K:

Number	Exhibit Title

2.1(1)	Stock Purchase Agreement, dated as of June 29, 2001, between Vita Food Products, Inc., Virginia Honey Company, Inc. and Terry W. Hess (Ex. 2.1)

2.2(2)	Merger Agreement, dated as of October 17, 2002, between the Company, Vita Holdings, Inc., Vita/Halifax Acquisition Company, Halifax, Robert J. Budd, Oak Hill Family LLC and Terry W. Hess (Ex 2.2)

3.1(3)	Articles of Incorporation of the Company (Ex. 3.1)

3.2(3)	By-laws of the Company (Ex. 3.2)

4.1(3)	Form of Common Stock Certificate (Ex. 4.1)

4.2(9)	Certificate of Designation of Series A Preferred Stock, as filed with the Secretary of State of Delaware on November 11, 2005 (Ex. 4.1)

10.1(4)	Loan and Security Agreement dated as of September 5, 2003 by and between the Company and LaSalle National Bank, N.A. (Ex. 10.1)

10.1.1(10)	First Amendment to Loan and Security Agreement dated November 5, 2004 (Ex. 10.1.1)

10.1.2(5)	Second Amendment to Loan and Security Agreement dated December 21, 2004 (Ex. 10.1)

10.1.3(11)	Third Amendment to Loan and Security Agreement dated January 31, 2005 (Ex. 10.1)

10.1.4(12)	Fourth Amendment to Loan and Security Agreement dated April 4, 2005 (Ex. 10.1)

10.1.5(13)	Fifth Amendment to Loan and Security Agreement dated June 30, 2005 (Ex. 10.1)

10.1.6(14)	Sixth Amendment to Loan and Security Agreement dated August 4, 2005 (Ex. 10.1)

10.1.7(15)	Seventh Amendment to Loan and Security Agreement dated August 30, 2005 (Ex. 10.1)

10.1.8(20)	Eighth Amendment to Loan and Security Agreement dated March 30, 2007 (Ex. 10.1)

10.1.9(17)	Ninth Amendment to Loan and Security Agreement dated March 24, 2006 (Ex. 10.1)

10.1.10(21)	Tenth Amendment to Loan and Security Agreement dated April 13, 2007 (Ex. 10.1.10)

10.2(3)	Form of 1996 Employee Stock Option Plan (Ex. 10.4)

10.3(3)	Form of 1996 Stock Option Plan for Non-Employee Directors (Ex. 10.5)x

10.4(3)	Form of Employment Agreement between the Company and Stephen D. Rubin (Ex. 10.7)x

10.4.1(6)	Amendment One to Employment Agreement between the Company and Stephen D. Rubin (Ex. 10.4.1)x

10.4.2(10)	Amendment Two to Employment Agreement between the Company and Stephen D. Rubin (Ex. 10.4.2)x

10.4.3(18)	Employment Agreement between the Company and Stephen D. Rubin, dated April 4, 2006 (Ex. 10.1)x

10.5(7)	Employment Agreement dated as of January 1, 2004 between the Company and Clark L. Feldman (Ex. 10.6)x

10.6(3)	Long Term Supply/Purchase Agreement dated as of September 1, 1992 by and between the Company and Barry’s Limited (Ex. 10.9)

10.7(3)	Gorenstein Agreement dated September 20, 1996 by and among the Company, Stephen D. Rubin, Clark L. Feldman, Sam Gorenstein, David Gorenstein and J.B.F. Enterprises (Ex. 10.26)

10.8(1)	Form of Employment Agreement, dated as of July 1, 2001, between Virginia Honey Company, Inc. and Terry W. Hess (First Exhibit to Ex. 2.1)x

10.8.1(10)	Amendment One to Employment Agreement between Virginia Honey Company, Inc. and Terry W. Hess (Ex. 10.8.1)x

10.9(8)	Employment Agreement, made as of November 1, 2002 between The Halifax Group, Inc. and Robert J. Budd (Ex. 10.1)x

10.10(8)	Amendment to Employment Agreement, made as of March, 2003 between The Halifax Group, Inc. and Robert J. Budd (Ex. 10.2)

10.11(8)	Non-Competition and Non-Solicitation Agreement, made as of November 1, 2002 among Vita Food Products, Inc., Vita Holdings, Inc., The Halifax Group, Inc. and Robert J. Budd (Ex. 10.3)

10.12(10)

Confidential Settlement Agreement and Mutual Release, entered into on March 28, 2005, among the Vita Food Products, Inc., Vita Specialty Foods, Inc., Virginia Honey Company, Inc., The Halifax Group, Inc. and Robert J. Budd (Ex. 10.12)x

10.13(9)	Form of Rights Agreement dated as of November 10, 2005, between Vita Food Products, Inc. and American Stock Transfer and Trust Company (Ex. 10.1)

10.14(16)	Employment Agreement, made as of March 20, 2006 between Vita Food Products, Inc. and Clifford Bolen (Ex. 10.1)x

10.15(19)	Subscription Agreement, dated February 16, 2006 between Vita Food Products, Inc. and Howard Bedford (Ex. 10.1)

10.16(19)	Subscription Agreement, dated February 16, 2006 between Vita Food Products, Inc. and Stephen D. Rubin (Ex. 10.2)

10.17(19)	Subscription Agreement, dated February 16, 2006 between Vita Food Products, Inc. and Stephen D. Rubin (Ex. 10.3)

10.18(19)	Subscription Agreement, dated February 16, 2006 between Vita Food Products, Inc. and the John C. Seramur 2005 Flite Trust dated September 19, 2005 (Ex. 10.4)

10.19(19)	Subscription Agreement, dated February 16, 2006 between Vita Food Products, Inc. and the John C. Seramur 2005 Flite Trust dated September 19, 2005 (Ex. 10.5)

10.18(19)	Subscription Agreement, dated February 16, 2006 between Vita Food Products, Inc. and Clifford K. Bolen and Affiliates (Ex. 10.6)

10.19(19)	Subscription Agreement, dated February 16, 2006 between Vita Food Products, Inc. and Delphi Casualty Co. (Ex. 10 7)

14.1(7)	Code of Ethics (Ex. 14.1)

21.1(7)	Subsidiary of the Company (Ex. 21.1)

23.1(21)	Consent of Independent Registered Public Accounting Firm (Ex. 23.1)

23.1.1	Consent of Independent Registered Public Accounting Firm*

31.1	Principal Executive and Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

32.1	Principal Executive Officer and Financial Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

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

VITA FOOD PRODUCTS, INC.

By:	/s/ Clifford K. Bolen
Clifford K. Bolen
President

Date:	May 2, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the following capacities on May 1, 2007.

Signatures	Title

/s/ Clifford K. Bolen	President and Chief Executive Officer
Clifford K. Bolen	(Principal Executive and Financial and Accounting Officer)

/s/ Stephen D. Rubin	Chairman of the Board
Stephen D. Rubin

/s/ Howard Bedford	Director
Howard Bedford

/s/ Scott Levitt	Director
Scott Levitt

/s/ Glenn Morris	Director
Glenn Morris

/s/ Steven A. Rothstein	Director
Steven A. Rothstein

/s/ John C. Seramur	Director
John C. Seramur

Exhibit Index

Number	Exhibit Title

2.1(1)	Stock Purchase Agreement, dated as of June 29, 2001, between Vita Food Products, Inc., Virginia Honey Company, Inc. and Terry W. Hess (Ex. 2.1)

2.2(2)	Merger Agreement, dated as of October 17, 2002, between the Company, Vita Holdings, Inc., Vita/Halifax Acquisition Company, Halifax, Robert J. Budd, Oak Hill Family LLC and Terry W. Hess (Ex 2.2)

3.1(3)	Articles of Incorporation of the Company (Ex. 3.1)

3.2(3)	By-laws of the Company (Ex. 3.2)

4.1(3)	Form of Common Stock Certificate (Ex. 4.1)

4.2(9)	Certificate of Designation of Series A Preferred Stock, as filed with the Secretary of State of Delaware on November 11, 2005 (Ex. 4.1)

10.1(4)	Loan and Security Agreement dated as of September 5, 2003 by and between the Company and LaSalle National Bank, N.A. (Ex. 10.1)

10.1.1(10)	First Amendment to Loan and Security Agreement dated November 5, 2004 (Ex. 10.1.1)

10.1.2(5)	Second Amendment to Loan and Security Agreement dated December 21, 2004 (Ex. 10.1)

10.1.3(11)	Third Amendment to Loan and Security Agreement dated January 31, 2005 (Ex. 10.1)

10.1.4(12)	Fourth Amendment to Loan and Security Agreement dated April 4, 2005 (Ex. 10.1)

10.1.5(13)	Fifth Amendment to Loan and Security Agreement dated June 30, 2005 (Ex. 10.1)

10.1.6(14)	Sixth Amendment to Loan and Security Agreement dated August 4, 2005 (Ex. 10.1)

10.1.7(15)	Seventh Amendment to Loan and Security Agreement dated August 30, 2005 (Ex. 10.1)

10.1.8(20)	Eighth Amendment to Loan and Security Agreement dated March 30, 2007 (Ex. 10.1)

10.1.9(17)	Ninth Amendment to Loan and Security Agreement dated March 24, 2006 (Ex. 10.1)

10.1.10(21)	Tenth Amendment to Loan and Security Agreement dated April 13, 2007 (Ex. 10.1.10)

10.2(3)	Form of 1996 Employee Stock Option Plan (Ex. 10.4)

10.3(3)	Form of 1996 Stock Option Plan for Non-Employee Directors (Ex. 10.5)x

10.4(3)	Form of Employment Agreement between the Company and Stephen D. Rubin (Ex. 10.7)x

10.4.1(6)	Amendment One to Employment Agreement between the Company and Stephen D. Rubin (Ex. 10.4.1)x

10.4.2(10)	Amendment Two to Employment Agreement between the Company and Stephen D. Rubin (Ex. 10.4.2)x

10.4.3(18)	Employment Agreement between the Company and Stephen D. Rubin, dated April 4, 2006 (Ex. 10.1)x

10.5(7)	Employment Agreement dated as of January 1, 2004 between the Company and Clark L. Feldman (Ex. 10.6)x

10.6(3)	Long Term Supply/Purchase Agreement dated as of September 1, 1992 by and between the Company and Barry’s Limited (Ex. 10.9)

10.7(3)	Gorenstein Agreement dated September 20, 1996 by and among the Company, Stephen D. Rubin, Clark L. Feldman, Sam Gorenstein, David Gorenstein and J.B.F. Enterprises (Ex. 10.26)

10.8(1)	Form of Employment Agreement, dated as of July 1, 2001, between Virginia Honey Company, Inc. and Terry W. Hess (First Exhibit to Ex. 2.1)x

10.8.1(10)	Amendment One to Employment Agreement between Virginia Honey Company, Inc. and Terry W. Hess (Ex. 10.8.1)x

10.9(8)	Employment Agreement, made as of November 1, 2002 between The Halifax Group, Inc. and Robert J. Budd (Ex. 10.1)x

10.10(8)	Amendment to Employment Agreement, made as of March, 2003 between The Halifax Group, Inc. and Robert J. Budd (Ex. 10.2)

10.11(8)	Non-Competition and Non-Solicitation Agreement, made as of November 1, 2002 among Vita Food Products, Inc., Vita Holdings, Inc., The Halifax Group, Inc. and Robert J. Budd (Ex. 10.3)

10.12(10)

Confidential Settlement Agreement and Mutual Release, entered into on March 28, 2005, among the Vita Food Products, Inc., Vita Specialty Foods, Inc., Virginia Honey Company, Inc., The Halifax Group, Inc. and Robert J. Budd (Ex. 10.12)x

10.13(9)	Form of Rights Agreement dated as of November 10, 2005, between Vita Food Products, Inc. and American Stock Transfer and Trust Company (Ex. 10.1)

10.14(16)	Employment Agreement, made as of March 20, 2006 between Vita Food Products, Inc. and Clifford Bolen (Ex. 10.1)x

10.15(19)	Subscription Agreement, dated February 16, 2006 between Vita Food Products, Inc. and Howard Bedford (Ex. 10.1)

10.16(19)	Subscription Agreement, dated February 16, 2006 between Vita Food Products, Inc. and Stephen D. Rubin (Ex. 10.2)

10.17(19)	Subscription Agreement, dated February 16, 2006 between Vita Food Products, Inc. and Stephen D. Rubin (Ex. 10.3)

10.18(19)	Subscription Agreement, dated February 16, 2006 between Vita Food Products, Inc. and the John C. Seramur 2005 Flite Trust dated September 19, 2005 (Ex. 10.4)

10.19(19)	Subscription Agreement, dated February 16, 2006 between Vita Food Products, Inc. and the John C. Seramur 2005 Flite Trust dated September 19, 2005 (Ex. 10.5)

10.18(19)	Subscription Agreement, dated February 16, 2006 between Vita Food Products, Inc. and Clifford K. Bolen and Affiliates (Ex. 10.6)

10.19(19)	Subscription Agreement, dated February 16, 2006 between Vita Food Products, Inc. and Delphi Casualty Co. (Ex. 10.7)

14.1(7)	Code of Ethics (Ex. 14.1)

21.1(7)	Subsidiary of the Company (Ex. 21.1)

23.1(21)	Consent of Independent Registered Public Accounting Firm (Ex. 23.1)

23.1.1	Consent of Independent Registered Public Accounting Firm*

31.1	Principal Executive and Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *

32.1	Principal Executive Officer and Financial Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

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