Form 10-Q
period 2007-03-31
VITA FOOD PRODUCTS INC
filed 2007-05-15
CIK 1024342

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes   ☒     No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. (See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act).

(Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

   Yes   ☐     No   ☒

The number of shares outstanding of registrant’s common stock as of April 30, 2007 was 4,935,247.

VITA FOOD PRODUCTS, INC.

FORM 10-Q

For the Quarter Ended March 31, 2007

PART 1. FINANCIAL STATEMENTS

Item 1. Financial Statements

Consolidated Balance Sheets	Vita Food Products, Inc. And Subsidiary

	March 31,	December 31,
	2007	2006
ASSETS
Current Assets
Cash	$12,655	$54,194
Accounts receivable-trade, net of allowance for discounts, returns, and doubtful accounts of $1,115,481 in 2007 and $947,729 in 2006	4,901,535	6,468,669
Inventories
Raw material and supplies	4,628,599	5,562,243
Work in process	187,249	170,167
Finished goods	2,915,119	2,178,575
Prepaid expenses and other current assets	329,662	446,516
Deferred income taxes	491,427	610,714
Total Current Assets	13,466,246	15,491,078

Property, Plant and Equipment
Land	35,000	35,000
Building and improvements	3,106,839	3,105,339
Leasehold improvements	582,620	582,620
Machinery and office equipment	12,030,588	11,970,640
	15,755,047	15,693,599
Less accumulated depreciation and amortization	(10,173,075)	(9,950,781)
Net Property, Plant and Equipment	5,581,972	5,742,818

Goodwill	5,571,012	5,571,012
Other assets	291,478	403,572
Deferred income taxes	325,304	325,304
Total Assets	$25,236,012	$27,533,784
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Current maturities of long-term obligations	$1,305,123	$1,513,783
Accounts payable	5,936,365	6,520,166
Accrued expenses	1,351,392	1,260,308
Total Current Liabilities	8,592,880	9,294,257

Long term Obligations, Less Current Maturities	12,594,196	14,373,490

Shareholders' Equity
Preferred stock, $.01 par value, authorized 1,000,000 shares; none issued Common stock, $.01 par value; authorized 10,000,000 shares; issued 4,941,763 shares in 2007 and 2006	49,417	49,417
Treasury stock, at cost 6,516 shares	(50,043)	(50,043)
Additional paid-in capital	6,355,230	6,357,093
Accumulated deficit	(2,305,668)	(2,490,430)
Total Shareholders' Equity	4,048,936	3,866,037
Total Liabilities and Shareholders' Equity	$25,236,012	$27,533,784

See accompanying notes to consolidated financial statements.

Consolidated Statements of Operations	Vita Food Products, Inc And Subsidiary.

	For the three months ended
	March 31,
	2007	2006
Net Sales	$12,774,021	$12,788,448
Cost of Goods Sold	8,812,710	8,892,006
Gross Margin	3,961,311	3,896,442

Selling and Administrative Expenses
Selling, Marketing and Distribution	2,203,395	2,325,363
Administrative	1,129,078	1,151,569
Total Selling and Administrative Expenses	3,332,473	3,476,932
Operating Profit	628,838	419,510

Interest Expense	323,075	325,715
Income Before Income Taxes	305,763	93,795
Income Tax Expense	121,000	37,000
Net Income	$184,763	$56,795
Basic Earnings Per Share	$0.04	$0.01
Weighted Average Common Shares Outstanding	4,935,247	3,995,044

Diluted Earnings Per Share	$0.04	$0.01
Weighted Average Common Shares Outstanding	4,936,477	4,016,193

Consolidated Statement of Shareholders' Equity	Vita Food Products, Inc And Subsidiary.

				Additional
	Common Stock		Treasury	Paid-in	Retained
	Shares	Amount	Stock	Capital	Earnings	Total
Balance, at January 1, 2007	4,941,763	$49,417	($50,043)	$6,357,093	($2,490,430)	$3,866,037

Stock - based compensation benefit	—	—	—	(1,864)	—	(1,864)

Net income	—	—	—	—	184,763	184,763
Balance, at March 31, 2007	4,941,763	$49,417	($50,043)	$6,355,230	($2,305,668)	$4,048,936

See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows	Vita Food Products, Inc. And Subsidiary

	For the Three months ended
	March 31,
	2007	2006
Cash Flows From Operating Activities
Net income	$184,763	$56,795
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	233,591	227,376
Deferred income tax provision	121,000	36,998
Non-cash stock-based compensation expense (benefit)	(1,864)	4,800
Gain on sale of asset	(4,000)	—
Changes in assets and liabilities:
Accounts receivable	1,567,134	256,018
Inventories	180,018	100,831
Prepaid expenses and other current assets	115,141	(43,832)
Income taxes receivable	—	268,427
Accounts payable	(583,801)	155,570
Accrued expenses and other long term obligations	(133,103)	(81,998)
Net cash provided by operating activities	1,678,879	980,985

Cash Flows From Investing Activities
Capital expenditures	(61,448)	(261,959)
Proceeds from sale of fixed asset	4,000	—
Change in other assets	100,797	(7,226)
Net cash provided by (used in) investing activities	43,348	(269,185)

Cash Flows From Financing Activities
Proceeds from issuance of stock and warrants	—	2,373,851
Net payments under revolving loan facility	(1,448,740)	(2,765,473)
Payments on term loan facility	(315,026)	(287,221)
Net cash used in financing activities	(1,763,766)	(678,843)
Net increase (decrease) in cash	(41,539)	32,957

Cash, at beginning of period	54,194	25,133
Cash, at end of period	$12,655	$58,090
Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$292,802	$337,000
Income taxes (received) paid, net	$1,713	($268,427)

See accompanying notes to consolidated financial statements.

Vita Food Products, Inc. and Subsidiary

Notes to Consolidated Financial Statements

(Unaudited)

Basis of Presentation

In the opinion of management, the accompanying balance sheets and related interim statements of operations, cash flows, and shareholders’ equity include all adjustments, consisting only of normal recurring items necessary for their fair presentation in conformity with U.S. generally accepted accounting principles.  Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses.  Examples include provisions for returns, deductions, bad debts, and length of building and equipment lives.  Actual results may differ from these estimates.  Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and financial statements and notes thereto included in the Form 10-K for the fiscal year ended December 31, 2006 of Vita Food Products, Inc.  (“Vita Seafood”) together with its wholly owned subsidiary, Vita Specialty Foods, Inc. (“Vita Specialty Foods”), hereinafter collectively referred to as the “Company”.

For the first quarters ended March 31, 2007 and 2006, diluted earnings per share computations exclude 1,301,600 and 1,277,600 shares, respectively, issuable upon exercise of stock options and warrants because the assumed exercise of these options and warrants would be anti-dilutive.

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

Revenue Recognition and Merchandise Returns

Revenue is recognized upon the passing of title to the customers, which occurs upon shipment of product to customers, including brokers, in fulfillment of customer orders.  In order to support the Company’s products, various marketing programs are offered to customers, who reimburse them for a portion, or all, of their promotional activities related to the Company’s products.  The Company regularly reviews and revises, when it deems necessary, estimates of costs to the Company for these marketing and merchandising programs based on estimates of what has been incurred by customers.  Actual costs incurred by the Company may differ significantly if factors such as the level and success of the customers’ programs or other conditions differ from expectations.  Sales are reduced by a provision for estimated future returns, disposals and promotional expense.

The Vita Seafood Segment guarantees the sale of most of its products sold in supermarket chains and wholesale clubs (“Supermarkets”), excluding warehouse clubs, which sales represent approximately 76% of that segment’s sales. This guarantee helps ensure that consumers receive fresh products. Under the guarantee, the majority of customers are issued an allowance off-invoice to cover products not sold before the expiration date. Other  customers with product not sold before the expiration date have the right to return unsold product to the Company through its food brokers or dispose of the unsold product themselves or through a food distributor. A credit is then issued to the Supermarket or food distributor. The Company provides a reserve that is recorded concurrently with the sale.  The Company believes, based on its historical return rates, which have been fairly consistent over the past several years, that this reserve is adequate to recognize the cost of all foreseeable future product return credits associated with previously recognized revenues.

On February 16, 2007, the Company voluntarily recalled certain products because the labels did not disclose that the products contained a flavor ingredient derived from milk.  No illnesses or adverse reactions have been reported to date in connection with this label disclosure issue.  Existing procedures have been reviewed and corrected where necessary.  The recall resulted in the establishment of a reserve of approximately $444,000 in the fourth quarter of 2006 of which approximately $61,000 was paid through March 31, 2007.

Earn Out Provisions Under Acquisition Agreement

Pursuant to the Company’s acquisitions of Virginia Honey and Halifax in 2001 and 2002, respectively, the previous owners of those businesses were subject to earn out provisions that have resulted in additional payments by the Company for the acquired businesses.  As amended, the earn out provisions for Terry Hess, the previous owner of Virginia Honey, have resulted in an additional amount of $840,000 paid to Mr. Hess in April 2005 based on specific Vita Specialty Foods operating results from January 1, 2001 to December 31, 2002.  In addition, a second earn out payment to Mr. Hess in the amount of $700,000 was paid in April 2006 based on the operating results of Vita Specialty Foods for the period from January 1, 2003 to December 31, 2005.  Provisions for a third earnout payment were cancelled as described below.

Effective December 2006, the Company entered into certain agreements (the “Hess Agreements”) with Mr. Hess, who had resigned as Vice Chairman and a member of the Company’s Board of Directors effective November 20, 2006 and retired from his position as Chief Executive Officer of Vita Specialty Foods effective August 25, 2006.  The Hess Agreements include (i) an Earnout Agreement,   (ii) a Termination Agreement and (iii) first amendments to the leases between Virginia Honey and an affiliate of Mr. Hess with respect to the Killer Bee Packaging Plant located in Martinsburg, West Virginia and the facility located in Berryville, Virginia (the “Lease Amendments”).

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

Bank Loan Agreement

On September 8, 2003, the Company entered into a loan agreement with a bank (the “Loan Agreement”) and paid off its existing credit facility with initial borrowings under this new Loan Agreement.  The Loan Agreement was amended several times since then to, among other things, extend the maturity dates of the revolver, change available borrowings and amend financial covenants.  As of the April 13, 2007 amendment, the Loan Agreement provides for a $9,500,000 revolver which is scheduled to terminate April 1, 2008; a $7,750,000 Term A Loan due in monthly installments of $80,000 through July 31, 2008 with a balloon payment of $3,682,000 due on August 31, 2008; a $150,000 capital expenditure Term B Loan due in monthly installments of $2,500 from August 2006 through May 31, 2010 and the remainder due on June 30, 2010; and a $1,000,000 Term C Loan due April 1, 2008.  Outstanding borrowings under the Loan Agreement are secured by substantially all assets of the Company.

Interest under each piece of the amended Loan Agreement is at a floating rate per annum equal to the prime rate plus 0.5%, other than the $1,000,000 Term C Loan which bears an interest rate of prime plus 2.0%.  The prime rate was 8.25% as of March 31, 2007.

The Loan Agreement imposes certain restrictions on the Company, including its ability to complete significant asset sales, merge or acquire businesses and pay dividends.  Additionally, the Company had been required to meet certain financial covenants at each quarter end during the term of the Loan Agreement, including a Minimum Tangible Net Worth, a Minimum EBITDA and a Minimum Cash Flow Coverage Leverage ratio, all as defined in the Loan Agreement.  During 2005 and 2006, the Company had violated certain of these covenants and had obtained permanent waivers from the bank for such violations.  The March 24, 2006 amendment to the Loan Agreement retroactively amended these financial covenants, and, as amended, the Company was in compliance with those covenants as of December 31, 2005 and June 30, 2006.  During the third and fourth quarter of 2006, the Company was not in compliance with certain of the revised covenants.  The March 30, 2007 amendment to the Loan Agreement waived these 2006 covenant violations and the April 13, 2007 amendment reset the covenants to start with the six months ending June 30, 2007 and to only include a Minimum EBITDA and a Minimum Cash Flow Coverage Leverage Ratio.   Management believes the Company will be in compliance with the new covenants.

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

Business segment information is as follows ($000’s):

Three months ended March 31,	2007	2006

Net Sales
Vita Seafood	$6,691	$7,401
VSF	6,083	5,387

Total Net Sales	$12,774	$12,788

Operating Profit (Loss)
Vita Seafood	$443	$202
VSF	186	218

Total Operating Profit (Loss)	$629	$420

Net Income (Loss)
Vita Seafood	$143	$9
VSF	42	48

Total Net Income (Loss)	$185	$57

Depreciation and Amortization
Vita Seafood	$125	$121
VSF	109	106

Total Depreciation and Amortization	$234	$227

Capital Expenditures
Vita Seafood	$23	$160
VSF	38	102

Total Capital Expenditures	$61	$262

Goodwill
Vita Seafood	$—	$—
VSF	5,571	6,697

Total Goodwill	$5,571	$6,697

Total Assets
Vita Seafood	$17,093	$18,176
VSF	8,143	8,341

Total Assets	$25,236	$26,517

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

Financial Accounting Standards Board Interpretation No. 48

The Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” as of January 1, 2007.  The Company has reviewed the status of possible tax uncertainties through the first quarter of 2007.  The Company’s review did not result in any uncertain tax positions requiring disclosure.  The last Federal Tax examination was completed in February 2006 for the year 2003.  The result of the examination was a no change letter.  Should the Company need to record interest and/or penalties related to uncertain tax positions or other tax authority assessments, it would classify such expenses as part of the income tax provision.  The Company has not changed any of its tax policies nor adopted any new tax positions during the first quarter of 2007 and believes it has filed appropriate tax returns in all jurisdictions for which it has nexus.  This review included the Company’s net deferred income tax assets which management believes will be realized over future profitable years.

Subsequent Event—Additional Equity Issuance

The Company has reached an agreement in principle, with Howard Bedford, a Company director, pursuant to which Mr. Bedford would invest $3,000,000 in the Company, $1,000,000 of which has been received by the Company in April, 2007 for shares to be issued in the future.  Substantially all of these funds would be used for working capital requirements.  In consideration for his investment, Mr. Bedford would receive 2,400,000 shares of Common Stock; two year warrants to purchase 500,000 shares of Common Stock at an exercise price of $1.25 per share; three-year warrants to purchase 500,000 shares of Common Stock at an exercise price of $1.50 per share; four-year warrants to purchase 500,000 shares of Common Stock at an exercise price of $1.50 per share; and five-year warrants to purchase 500,000 shares of Common Stock at an exercise price of $1.75 per share.  The warrants would be exercisable immediately.  Subsequent to this transaction, Mr. Bedford would own approximately 38.2% of the Company’s outstanding common stock and warrants to acquire another 15.2%.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Comparison of the Three Months Ended March 31, 2007 and March 31, 2006

Revenues.  Net sales for the three months ended March 31, 2006 were approximately $12,774,000, compared to approximately $12,788,000 for the same period in 2006, a decrease of approximately $14,000 or 0.1%.  Vita Seafood’s net sales decreased approximately $710,000 or 9.6%.  The decrease was primarily the result of the salmon category with gross sales declining approximately $609,000 or 15.2% as compared to the prior year’s first quarter. The decline in salmon volume is attributable to the fact that initial sales of new products to two customers in the first quarter of 2006 included normal volume to fill shelves in addition to warehouse inventory, while orders of such products in the first quarter of 2007 were solely to fill shelves, as well as the failure of one customer to renew its purchase of two salmon products in the first quarter of 2007. Herring gross sales increased slightly, in the amount of approximately $25,000 or 0.7% and gross sales of specialty products decreased approximately $104,000 or 36.3% compared to the first quarter of the previous year.  The sales decline in specialty products is mainly the result of the discontinuance of slow moving products in the first quarter of 2007.  Pricing actions helped to offset volume declines.  Returns and allowances increased approximately $21,000 or 3.7% as compared with the first quarter of 2006. Offsetting the Vita Seafood sales decrease was an increase in Vita Specialty Foods net sales of approximately $696,000 or 12.9% compared to the first quarter of 2006.  The increase was led by sauces, in the approximate amount of $813,000 or 162.0% mainly as a result of the sauces product line.  Contributing to the increase was favorable honey gross sales primarily to one customer in the approximate amount of $441,000 or 26.1% compared to the first quarter of 2006.  Salad dressing sales decreased approximately $266,000 or 7.7% from the previous year’s first quarter.   The decline in salad dressing sales is attributable to slower sales at one customer.  Herring, salmon, and specialty product sales represented 51%, 47% and 2%, respectively, of Vita Seafood’s total gross sales during the current period compared to 46%, 50%, and 4%, respectively, during the prior year quarter.  Salad dressings, sauces, honey products and specialty items, represented 48%, 20%, 32% and less than 1%, respectively, of Vita Specialty Foods current quarter total gross sales compared to 61%, 8%, 30% and 1%, respectively, during the prior year quarter.

Gross Margin.  Gross margin for the three months ended March 31, 2007 was approximately $3,961,000, compared to approximately $3,896,000 for the same period in 2006, an increase of approximately $65,000 or 1.7%.  The gross margin for Vita Seafood declined by approximately $79,000 or 3.7% compared to the first quarter of 2006.  The gross margin for Vita Specialty Foods increased by approximately $144,000 or 8.3% over the same quarter in 2006.  As a percent of net sales, gross margin totaled 31.0%, which was an increase compared with the first quarter results of 30.5% for 2006.  The gross margin for the Vita Seafood business, as a percentage of net sales, increased to 31.2% from 29.3% for the first quarter of 2006. Product price increases contributed to the improved gross margin percentage.  For Vita Specialty Foods, gross margin as a percent of net sales decreased to 30.8% for the current quarter versus 32.1% for the first quarter in 2006.  This decrease is attributable to first quarter sales allowances that resulted in reduced product net sales but drove volume increases.

Operating Expenses.  Selling, marketing, distribution and administrative expenses for the three months ended March 31, 2007 were approximately $3,332,000, compared to approximately $3,477,000 for the same quarter in 2006, a decrease of approximately $145,000 or 4.2%.  These expenses represented 26.1% of sales for the quarter ended March 31, 2007 compared to 27.2% for the comparable quarter in 2006.  The decreased dollar amount of these expenses resulted from an approximately $122,000 decrease in selling, marketing and distribution expenses and an approximately $23,000 decrease in administration expenses.

Interest Expense.  Interest expense for the three months ended March 31, 2007 was approximately $323,000, compared to approximately $326,000 for the comparable quarter in 2006.

Income Taxes.  The Company provided income tax expense of approximately $121,000 for the first quarter ended March 31, 2007 compared to approximately $37,000 for the comparable quarter in 2006.  Each quarter represented approximately 40% of the pretax results for those periods.

Net Income.  Reflecting the operating results described above, net income for the three months ended March 31, 2007 totaled approximately $185,000 or $0.04 per share on both a basic and diluted basis.  This compares to net income of approximately $57,000 for the comparable quarter of 2006, or $0.01 per share on both a basic and diluted basis.

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

At March 31, 2007, the Company had approximately $4,873,000 in working capital, versus approximately $6,197,000 at December 31, 2006, and approximately $7,016,000 at March 31, 2006.  The current ratio at March 31, 2007 was 1.6 to 1.0 compared to 1.7 to 1.0 at December 31, 2006 and 2.1 to 1.0 at March 31, 2006.  Due to the seasonality of the business, it is typical for a reduction in the Company’s current assets to occur during the first three months of each year since this period follows the fourth quarter peak of the annual business cycle.  This year, the current assets decreased approximately $2,025,000 of which approximately $1,567,000 was related to the collection of trade accounts receivable, approximately $180,000 represented decreases in inventories and approximately $236,000 is attributable to reductions in prepaids and other current assets.  Working capital further declined by a reduction in current liabilities from December 31, 2006 of approximately $701,000.  This was primarily the result of the pay down of the current portion of long term debt of approximately $209,000 and the payment of accounts payable of approximately $584,000.

On September 8, 2003, the Company entered into a loan agreement with a bank (the “Loan Agreement”) and paid off its existing credit facility with initial borrowings under this new Loan Agreement.  The Loan Agreement was amended several times since then to, among other things, extend the maturity dates of the revolver, change available borrowings and amend financial covenants.  As of the April 13, 2007 amendment, the Loan Agreement provides for a $9,500,000 revolver which is scheduled to terminate April 1, 2008; a $7,750,000 Term A Loan due in monthly installments of $80,000 through July 31, 2008 with a balloon payment of $3,682,000 due on August 31, 2008; a $150,000 capital expenditure Term B Loan due in monthly installments of $2,500 from August 2006 through May 31, 2010 and the remainder due on June 30, 2010; and a $1,000,000 Term C Loan due April 1, 2008.  Outstanding borrowings under the Loan Agreement are secured by substantially all assets of the Company.

Interest under each piece of the amended Loan Agreement is at a floating rate per annum equal to the prime rate plus 0.5%, other than the $1,000,000 Term C Loan which bears an interest rate of prime plus 2.0%.  The prime rate was 8.25% as of March 31, 2007.

The Loan Agreement imposes certain restrictions on the Company, including its ability to complete significant asset sales, merge or acquire businesses and pay dividends.  Additionally, the Company had been required to meet certain financial covenants at each quarter end during the term of the Loan Agreement, including a Minimum Tangible Net Worth, a Minimum EBITDA and a Minimum Cash Flow Coverage Leverage ratio, all as defined in the Loan Agreement.  During 2005 and 2006, the Company had violated certain of these covenants and had obtained permanent waivers from the bank for such violations.  The March 24, 2006 amendment to the Loan Agreement retroactively amended these financial covenants, and, as amended, the Company was in compliance with those covenants as of December 31, 2005 and June 30, 2006.  During the third and fourth quarter of 2006, the Company was not in compliance with certain of the revised covenants.  The March 30, 2007 amendment to the Loan Agreement waived these 2006 covenant violations and the April 13, 2007 amendment reset the covenants to start with the six months ending June 30, 2007 and to only include a Minimum EBITDA and a Minimum Cash Flow Coverage Leverage Ratio.   Management believes the Company will be in compliance with the new covenants.

                The ratio of long-term debt to total capitalization totaled 76% at March 31, 2007 down from 79% at December 31, 2006.  The Company believes its financial resources are adequate to fund its needs for the next 12 months.

Cash flows from operating activities. Net cash provided by operating activities was approximately $1,679,000 for the three months ended March 31, 2007, primarily reflecting the approximately $1,983,000 reduction in current assets since December 31, 2006 plus the $533,000 total of net income plus depreciation, amortization and the other items necessary to reconcile net income to cash provided by operating activities.  The net cash provided by operating activities for the current three month period was approximately $698,000 more than the approximately $981,000 provided during the same period in 2006.  This increase occurred as a result of improved net collections of accounts receivable during the period of approximately $1,311,000 offset by an additional accounts payable reduction of approximately $739,000.  The improved collections of accounts receivable is primarily due to the collection of higher sales in the fiscal fourth quarter and an unusually low level of collection activity in the first quarter of 2006.

Cash flows from investing activities. Net cash provided by investing activities was approximately $43,000 for the three months ended March 31, 2007, which compares to $269,000 of cash used during the same period of the prior year.  The change between periods is primarily due to reduced capital expenditures as the Company worked to conserve cash.

Cash flows from financing activities. Net cash used in financing activities was approximately $1,764,000 for the three months ended March 31, 2007.  This net usage is primarily the result of scheduled pay down of loan facilities.  The cash thus used in the current year compares to approximately $3,053,000 used to pay down debt during the same period in 2006.  In the first quarter of 2006, the Company received an equity infusion of approximately $2,374,000 that was not repeated in the first quarter of 2007.

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

Vita Seafood guarantees the sale of most of its products sold in Supermarkets, excluding warehouse clubs, which sales represent approximately 76% of that segment’s sales. This guarantee helps ensure that consumers receive fresh products. Under the guarantee, the majority of customers are issued an allowance off-invoice to cover products not sold before the expiration date. Other  customers with product not sold before the expiration date have the right to return unsold product to the Company through its food brokers or dispose of the unsold product themselves or through a food distributor. A credit is then issued to the Supermarket or food distributor. The Company provides a reserve that is recorded concurrently with the sale.  The Company believes, based on its historical return rates, which have been fairly consistent over the past several years, that this reserve is adequate to recognize the cost of all foreseeable future product return credits associated with previously recognized revenues.

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

Forward-Looking Statements

Certain statements in this report, including statements in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” are “forward-looking statements” as defined by the Federal securities laws. Such statements are based on management’s current expectations and involve known and unknown risks and uncertainties which may cause the Company’s actual results, performance or achievements to differ materially from any results, performance or achievements expressed or implied in this report. By way of example and not limitation and in no particular order, known risks and uncertainties include the Company’s future growth and profitability, the potential loss of large customers or accounts, downward product price movements, availability of raw materials, changes in raw material procurement costs, fluctuations in the market cost of major commodities such as honey, changes in energy costs, the introduction and success of new products, changes in economic and market conditions, integration and management of acquired businesses, the seasonality of Vita’s business, the Company’s ability to attract and retain key personnel, the Company’s ability to maintain its relationships with key vendors and retailers, consolidation of the Company’s customer and supplier base, the potential impact of claims and litigation, the effects of competition in the Company’s markets, the success of the Company’s quality control procedures, the impact of the Company’s substantial indebtedness, the adequacy of the Company’s reserves and the dietary habits and trends of the general public.  In light of these and other risks and uncertainties, the Company makes no representation that any future results, performance or achievements expressed or implied in this report will be attained. The Company’s actual results may differ materially from any results expressed or implied by the forward-looking statements, especially when measured on a quarterly basis.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to interest rate fluctuations, primarily as a result of its $17.4 million Loan Agreement with interest rates based on prime rate plus 0.5%, or 8.75% as of March 31, 2007 for all loans covered by the Loan Agreement other than the new $1,000,000 term loan which bears interest at the prime rate plus 2.0%.  The Company does not currently use derivative instruments to alter the interest rate characteristics of any of the debt.  A 10% fluctuation in interest rates would not have a material impact on the Company’s financial statements.

Item 4.  Controls and Procedures

Under the supervision and with the participation of the Company’s management team, the principal executive officers and principal financial officer have evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rules 13a — 15(e) and 15d — 15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March 31, 2007 and, based on their evaluation, have concluded that these controls and procedures are effective.  There were no changes in the Company’s internal control over financial reporting during the fiscal quarter ended March 31, 2007 that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting.

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

PART II - OTHER INFORMATION

Item 1A.  Risk Factors

The risk factors included in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006 have not materially changed.

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

VITA FOOD PRODUCTS, INC.

Date: May 15, 2007	By:	/s/ Clifford K. Bolen
Clifford K. Bolen
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 15, 2007	By:	/s/ R. Anthony Nelson
R. Anthony Nelson
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