Form 10-Q
period 2007-06-30
VITA FOOD PRODUCTS INC
filed 2007-08-14
CIK 1024342

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒ No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐                Accelerated filer ☐               Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐  No ☒

The number of shares outstanding of registrant’s common stock as of July 31, 2007 was 7,367,198.

VITA FOOD PRODUCTS, INC.

FORM 10-Q

For the Quarter Ended June 30, 2007

PART 1. FINANCIAL STATEMENTS

Item 1. Financial Statements
Consolidated Balance Sheets	Vita Food Products, Inc.
And Subsidiary

	June 30,	December 31,
	2007	2006

ASSETS
Current Assets
Cash	$9,046	$54,194
Accounts receivable-trade, net of allowance for discounts, returns, and doubtful accounts of $825,685 in 2007 and $947,729 in 2006	3,837,466	6,468,669
Inventories
Raw material and supplies	4,707,642	5,562,243
Work in process	49,840	170,167
Finished goods	4,511,545	2,178,575
Prepaid expenses and other current assets	321,044	446,516
Deferred income taxes	471,034	610,714
Total Current Assets	13,907,617	15,491,078

Property, Plant and Equipment
Land	35,000	35,000
Building and improvements	3,101,056	3,105,339
Leasehold improvements	445,774	582,620
Machinery and office equipment	11,741,567	11,970,640
	15,323,397	15,693,599
Less accumulated depreciation and amortization	(9,916,911)	(9,950,781)
Net Property, Plant and Equipment	5,406,486	5,742,818

Goodwill	5,571,012	5,571,012
Other assets	202,000	403,572
Deferred income taxes	325,304	325,304
Total Assets	$25,412,419	$27,533,784
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Current maturities of long-term obligations	$6,497,880	$1,513,783
Accounts payable	4,679,134	6,520,166
Accrued expenses	1,089,702	1,260,308
Total Current Liabilities	12,266,716	9,294,257

Long-term Obligations, Less Current Maturities	6,186,960	14,373,490

Shareholders’ Equity
Preferred stock, $.01 par value, authorized 1,000,000 shares; none issued Common stock, $.01 par value; authorized 10,000,000 shares; issued 7,373,714 shares in 2007 and 4,941,763 shares in 2006	73,737	49,417
Treasury stock, at cost 6,516 shares	(50,043)	(50,043)
Additional paid-in capital	9,211,755	6,357,093
Accumulated deficit	(2,276,706)	(2,490,430)

Total Shareholders’ Equity	6,958,743	3,866,037

Total Liabilities and Shareholders’ Equity	$25,412,419	$27,533,784

See accompanying notes to consolidated financial statements.

Consolidated Statements of Operations	Vita Food Products, Inc.
And Subsidiary

	For the three months ended		For the six months ended
	June 30,		June 30,
	2007	2006	2007	2006

Net Sales	$11,744,141	$11,828,461	$24,518,160	$24,616,910
Cost of Goods Sold	8,145,744	8,456,243	16,958,453	17,348,249
Gross Margin	3,598,397	3,372,218	7,559,707	7,268,661

Selling and Administrative Expenses
Selling, Marketing and Distribution	2,327,244	2,097,383	4,530,640	4,422,746
Administrative	927,067	933,662	2,056,145	2,085,232
Total Selling and Administrative Expenses	3,254,311	3,031,045	6,586,785	6,507,978
Operating Income	344,086	341,173	972,922	760,683

Interest Expense	295,122	313,941	618,198	639,656
Income Before Income Taxes	48,964	27,232	354,724	121,027
Income Tax	20,000	12,000	141,000	49,000
Net Income	$28,964	$15,232	$213,724	$72,027

Basic Earnings Per Share	$0.01	$0.00	$0.04	$0.02
Weighted Average Common Shares Outstanding	4,970,309	4,884,778	4,952,875	4,442,369

Diluted Earnings Per Share	$0.01	$0.00	$0.04	$0.02
Weighted Average Common Shares Outstanding	4,974,420	4,938,816	4,955,995	4,479,336

Consolidated Statement of Shareholders’ Equity	Vita Food Products, Inc.
And Subsidiary

				Additional
	Common Stock		Treasury	Paid-in	Retained
	Shares	Amount	Stock	Capital	Earnings	Total

Balance, at January 1, 2007	4,941,763	$49,417	$(50,043)	$6,357,093	$(2,490,430)	$3,866,037

Common stock and warrant issuance	2,400,000	24,000	—	2,976,000	—	3,000,000

Stock - based compensation expense	21,369	214	—	2,044	—	2,258

Proceeds from stock purchase and stock option plans	10,582	106	—	16,547	—	16,653

Cost of capital infusion	—	—	—	(139,929)	—	(139,929)

Net income	—	—	—	—	213,724	213,724

Balance, at June 30, 2007	7,373,714	$73,737	$(50,043)	$9,211,755	$(2,276,706)	$6,958,743

See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows	Vita Food Products, Inc.
And Subsidiary

	For the six months ended
	June 30,
	2007	2006

Cash Flows From Operating Activities
Net Income	$213,724	$72,027
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	490,939	470,707
Loss on sale of fixed assets	637	—
Deferred income tax provision	141,000	49,000
Non-cash stock-based compensation expense	18,911	9,600
Changes in assets and liabilities:
Accounts receivable	2,631,203	157,072
Inventories	(1,358,042)	(617,018)
Prepaid expenses and other current assets	124,154	28,424
Income taxes receivable	0	332,691
Accounts payable	(1,841,032)	1,035,030
Accrued expenses and other long term obligations	(393,862)	(108,618)
Net cash provided by operating activities	27,632	1,428,915

Cash Flows From Investing Activities

Capital expenditures	(160,630)	(527,910)
Proceeds from sale of fixed asset	34,000	—
Change in other assets	172,954	(34,826)
Net cash provided by (used by) investing activities	46,324	(562,736)
Cash Flows From Financing Activities
Proceeds from issuance of stock and warrants	3,000,000	2,409,833
Net payments under revolving loan facility	(3,322,145)	(2,080,677)
Payments on term loan facility	(657,030)	(489,672)
Payments on other debt	—	(700,000)
Proceeds from new term loan	1,000,000	—
Cost of capital infusion	(139,929)	—
Net cash used by financing activities	(119,104)	(860,516)

Net increase (decrease) in cash	(45,148)	5,663

Cash, at beginning of period	54,194	25,133
Cash, at end of period	$9,046	$30,796

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$631,373	$639,000
Income taxes paid (received)	$1,133	$(332,691)

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

For the second quarter and six month periods ended June 30, 2007 and 2006, diluted earnings per share computations exclude 3,226,100 and 3,331,600 shares for 2007 and 1,175,000 and 1,225,100 shares for 2006, respectively, issuable upon exercise of stock options and warrants because the assumed exercise of these options and warrants would be anti-dilutive.

Principles of Consolidation

The consolidated financial statements include the accounts of Vita Seafood and Vita Specialty Foods.  Vita Specialty Foods includes the integrated results of its two subsidiaries, Virginia Honey Company, Inc. (“Virginia Honey”) acquired in 2001 and The Halifax Group, Inc. (“Halifax”), acquired in 2002.  All significant inter-company transactions and balances have been eliminated.

Revenue Recognition

Revenue is recognized upon the passing of title to the customers, which occurs upon shipment of product to customers, including brokers, in fulfillment of customer orders.  In order to support the Company’s products, various marketing programs are offered to customers which reimburse them for a portion, or all, of their promotional activities related to the Company’s products.  The Company regularly reviews and revises, when it deems necessary, estimates of costs to the Company for these marketing and merchandising programs based on estimates of what has been incurred by customers.  Actual costs incurred by the Company may differ significantly if factors such as the level and success of the customers’ programs or other conditions differ from expectations.  Sales are reduced by a provision for estimated future returns, disposals and promotional expense.

The Vita Seafood business segment guarantees the sale of most of its products sold in supermarket chains and wholesale clubs (“Supermarkets”), excluding warehouse clubs, which sales represent approximately 76% of that segment’s total sales. This guarantee helps ensure that consumers receive fresh products. Under the guarantee, the majority of customers are issued an allowance off-invoice to cover products not sold before the expiration date. Other  customers with product not sold before the expiration date have the right to return unsold product to the Company through its food brokers or dispose of the unsold product themselves or through a food distributor. A credit is then issued to the Supermarket or food distributor. The Company provides a reserve that is recorded concurrently with the sale.  The Company believes, based on its historical return rates, which have been fairly consistent over the past several years, that this reserve is adequate to recognize the cost of all foreseeable future product return credits associated with previously recognized revenues.

On February 16, 2007, the Company voluntarily recalled certain products because the labels did not disclose that the products contained a flavor ingredient derived from milk.  No illnesses or adverse reactions have been reported to date in connection with this label disclosure issue.  Existing procedures have been reviewed and corrected where necessary.  The recall resulted in the establishment of a reserve of approximately $444,000 in the fourth quarter of 2006, all of which was paid by June 30, 2007.

Earnout Provisions Under Acquisition Agreement

Pursuant to the Company’s acquisition of Virginia Honey in 2001, Terry Hess, the previous owner of Virginia Honey (“Hess”), was subject to earnout provisions that resulted in additional payments by the Company for Virginia Honey.  As amended, the earnout provisions for Hess resulted in an additional amount of $840,000 paid to Mr. Hess in April 2005 based on specific Vita Specialty Foods operating results from January 1, 2001 to December 31, 2002.  In addition, a second earnout payment to Mr. Hess in the amount of $700,000 was paid in April 2006 based on the operating results of Vita Specialty Foods for the period from January 1, 2003 to December 31, 2005.  Provisions for a third earnout payment were cancelled as described below.

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

The Earnout Agreement provides that all earnouts under the Stock Purchase Agreement dated June 29, 2001, as amended, between the parties (the “Stock Purchase Agreement”) pursuant to which the Company purchased the stock of Virginia Honey from Mr. Hess are satisfied in full and that no further amounts are owed by the Company to Mr. Hess.  The Earnout Agreement also provides for the release of the shares of Virginia Honey’s capital stock from the Company’s pledge to Mr. Hess to secure the earnout payments under the Stock Purchase Agreement.  The Earnout Agreement includes mutual non-disparagement provisions and releases between the Company and Virginia Honey, on the one hand, and Mr. Hess, on the other, except for the performance of obligations under the Hess Agreements and the Stock Purchase Agreement.

The Termination Agreement formalizes the termination of Mr. Hess’ Employment Agreement with the Company, including reaffirming Mr. Hess’ five-year non-competition agreement with the Company.   Pursuant to the Lease Amendments, the Company has given up its option to purchase the Berryville, Virginia and Martinsburg, West Virginia properties owned by Mr. Hess’ affiliate.  In addition, the Lease Amendments provided the Company with an option to terminate the Berryville lease upon 60 days notice until December 31, 2007, which the Company exercised on February 26, 2007 effective April 30, 2007, and an option to terminate the Martinsburg lease upon 12 months notice at the end of five and nine years from the date of the applicable Amendment.  In connection with these agreements, Mr. Hess also resigned as a director and officer of the Company and each of its subsidiaries.

Bank Loan Agreement

On September 8, 2003, the Company entered into a loan agreement with a bank (the “Loan Agreement”) and paid off its existing credit facility with initial borrowings under this new Loan Agreement.  The Loan Agreement was subsequently amended several times to, among other things, extend the maturity dates of the revolver, change available borrowings and amend financial covenants.  As of the April 13, 2007 amendment, the Loan Agreement provides for a $9,500,000 revolver which is scheduled to terminate April 1, 2008; a $7,750,000 Term A Loan due in monthly installments of $80,000 through July 31, 2008 with a balloon payment of $3,682,000 due on August 31, 2008; a $150,000 capital expenditure Term B Loan due in monthly installments of $2,500 from August 2006 through May 31, 2010 and the remainder due on June 30, 2010; and a $1,000,000 Term C Loan due April 1, 2008.  Outstanding borrowings under the Loan Agreement are secured by substantially all assets of the Company.

Interest under each piece of the amended Loan Agreement is at a floating rate per annum equal to the prime rate plus 0.5%, other than the $1,000,000 Term C Loan which bears an interest rate of prime plus 2.0%.  The prime rate was 8.25% as of June 30, 2007.

The Loan Agreement imposes certain restrictions on the Company, including its ability to complete significant asset sales, merge or acquire businesses and pay dividends.  Additionally, the Company had been required to meet certain financial covenants at each quarter end during the term of the Loan Agreement, including a Minimum Tangible Net Worth, a Minimum EBITDA and a Minimum Cash Flow Coverage Leverage ratio, all as defined in the Loan Agreement.  During 2005 and 2006, the Company had violated certain of these covenants and had obtained permanent waivers from the bank for such violations.  The March 24, 2006 amendment to the Loan Agreement retroactively amended these financial covenants, and, as amended, the Company was in compliance with those covenants as of December 31, 2005 and June 30, 2006.  During the third and fourth quarter of 2006, the Company was not in compliance with certain of the revised covenants.  The March 30, 2007 amendment to the Loan Agreement waived these 2006 covenant violations and the April 13, 2007 amendment reset the covenants to start with the six months ending June 30, 2007 and to only include a Minimum EBITDA and a Minimum Cash Flow Coverage Leverage Ratio.   At June 30, 2007, the Company was in compliance with the new covenants.

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

Business segment information is as follows ($000’s):

Three months ended June 30,	2007	2006

Net Sales
Vita Seafood	$5,269	$5,873
Vita Specialty Foods	6,475	5,955

Total Net Sales	$11,744	$11,828

Operating Profit (Loss)
Vita Seafood	$(30)	$(136)
Vita Specialty Foods	374	477

Total Operating Profit	$344	$341

Net Income (Loss)
Vita Seafood	$(123)	$(198)
Vita Specialty Foods	152	213

Total Net Income	$29	$15

Depreciation and Amortization
Vita Seafood	$141	$126
Vita Specialty Foods	116	118

Total Depreciation and Amortization	$257	$244

Capital Expenditures
Vita Seafood	$45	$116
Vita Specialty Foods	55	150

Total Capital Expenditures	$100	$266

Six months ended June 30,	2007	2006

Goodwill
Vita Seafood	$—	$—
Vita Specialty Foods	5,571	6,697

Total Goodwill	$5,571	$6,697

Total Assets
Vita Seafood	$16,278	$17,407
Vita Specialty Foods	9,134	9,813

Total Assets	$25,412	$27,220

Net Sales
Vita Seafood	$11,960	$13,274
Vita Specialty Foods	12,558	11,343

Total Net Sales	$24,518	$24,617

Operating Profit (Loss)
Vita Seafood	$413	$66
Vita Specialty Foods	560	695

Total Operating Profit	$973	$761

Net Income (Loss)
Vita Seafood	$20	$(190)
Vita Specialty Foods	194	262

Total Net Income (Loss)	$214	$72

Depreciation and Amortization
Vita Seafood	$266	$247
Vita Specialty Foods	225	224

Total Depreciation and Amortization	$491	$471

Capital Expenditures
Vita Seafood	$68	$276
Vita Specialty Foods	93	252

Total Capital Expenditures	$161	$528

Equity Issuance

On June 29, 2007, the Company issued to MDB Alternative Investments L.L.C. (“MDB”), an entity controlled by Howard Bedford, a member of the Company’s Board of Directors (“Bedford”), 2,400,000 shares of its common stock, par value $.01 per share (“Common Stock”), and warrants to purchase a total of 2,000,000 additional shares of Common Stock in consideration for an initial $1,000,000 advance and subsequent $2,000,000 loan to the Company pursuant to the Securities Purchase Agreement between the Company and Bedford dated May 14, 2007.  The warrants issued to MDB consist of the following:  two year warrants to purchase 500,000 shares of Common Stock at an exercise price of $1.25 per share; three-year warrants to purchase 500,000 shares of Common Stock at an exercise price of $1.50 per share; four-year warrants to purchase 500,000 shares of Common Stock at an exercise price of $1.50 per share; and five-year warrants to purchase 500,000 shares of Common Stock at an exercise price of $1.75 per share.  This transaction cancelled the 6% promissory note, dated June 15, 2007, issued to MDB by the Company and secured by a second mortgage on the Company’s facility in Chicago, Illinois.  All of the shares issued to MDB, as well as the shares underlying the warrants issued to MDB, have been approved for listing on the American Stock Exchange, and the waiting period imposed by the Federal securities laws to follow the Company’s distribution of Schedule 14C Information Statement to its stockholders has expired.

In February 2006, the Company entered into agreements pursuant to which five individuals or their affiliated entities invested a total of $2,500,000 in the Company.  Substantially all of these funds were used to reduce funded debt.  The investors received units consisting of an aggregate of 1,000,000 shares of common stock; three-year warrants to purchase 500,000 shares of common stock at an exercise price of $5.00 per share; and five-year warrants to purchase an additional 500,000 shares of common stock at an exercise price of $7.50 per share.  The investors include the following: (i) Stephen D. Rubin, then president and Chairman of the Board of Directors of the Company, and as of May 24, 2007, Chairman Emeritus of the Board of Directors, (ii)  Clifford K. Bolen, then Senior Vice President, Chief Operating Officer and Chief Financial Officer of the Company, and, as of August 18, 2006, President and Chief Executive Officer, (iii) Delphi Casualty Co., of which Glen S. Morris, then a director of the Company, owns a 44% equity interest, (iv) a trust of which John C. Seramur, a director of the Company, serves as trustee, as well as (v) Howard Bedford, then an unrelated third-party investor and, as of May 18, 2006, a director of the Company.

Financial Accounting Standards Board Interpretation No. 48

The Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” as of January 1, 2007.  The Company has reviewed the status of possible tax uncertainties through the second quarter of 2007.  The Company’s review did not result in any uncertain tax positions requiring disclosure.  The last Federal Tax examination was completed in February 2006 for the year 2003.  The result of the examination was a no change letter.  Should the Company need to record interest and/or penalties related to uncertain tax positions or other tax authority assessments, it would classify such expenses as part of the income tax provision.  The Company has not changed any of its tax policies nor adopted any new tax positions during the first six months of 2007 and believes it has filed appropriate tax returns in all jurisdictions for which it has nexus.  This review included the Company’s net deferred income tax assets which management believes will be realized over future profitable years.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Comparison of the Three Months Ended June 30, 2007 and June 30, 2006

Revenues.  Net sales for the three months ended June 30, 2007 were approximately $11,744,000, compared to approximately $11,828,000 for the same period in 2006, a decrease of approximately $(84,000) or approximately (0.7)%.  Vita Seafood experienced a decrease of approximately $(604,000), or approximately (10.3)% which was mainly attributable to the decline in salmon gross sales of approximately $(414,000) or (11.6)%, and specialty gross sales of approximately $(114,000) or (46.4)%, from the second quarter of 2006.  Herring gross sales experienced a slight decrease of approximately $(6,000) or (0.2)% as compared to the second quarter of 2006.  Salmon sales were adversely impacted by the discontinuation of two products in 2007 by one customer and the loss of another customer.  The distribution of the two products was partially regained in the last month of the second quarter of 2007.  Specialty sales were negatively impacted by the lost distribution of certain items with three customers.  Vita Specialty Foods sales increased in the 2007 second quarter by approximately $519,000 or 8.7% as compared to the 2006 second quarter.  This improvement was mainly the result of increased sauces gross sales of approximately $1,660,000 or 148.0%.  This favorable performance is the result of a sauce product line introduced in June 2006.  The increase was partially offset by reduced salad dressing gross sales of approximately $(612,000) or (16.5)% and honey sales of approximately $(409,000) or (28.1)% as compared to the 2006 second quarter.   Both of these product lines were negatively impacted by price increases that reduced sales volume as compared to the 2006 second quarter.  Sales allowances grew in the second quarter 2007 by approximately $70,000 or 17.9% for Vita Seafood and by approximately $88,000 or 22.9% for Vita Specialty Foods as compared to the second quarter of 2006.  The increase was the result of additional allowance and coupon programs designed to support volume at both businesses.  Herring, salmon, and specialty product sales represented approximately 43%, 55% and 2%, respectively, of Vita Seafood’s total gross sales during the 2007 second quarter as compared to approximately 39%, 57%, and 4%, respectively, during the 2006 second quarter.  Salad dressings, sauces, honey products and specialty items represented approximately 45%, 40%, 15% and  less than 1%, respectively, of Vita Specialty Foods 2007 second quarter total gross sales compared to approximately 58%, 18%, 23% and 1%, respectively, during the 2006 second quarter.

Gross Margin.  Gross margin for the second quarter ended June 30, 2007 was approximately $3,598,000, compared to $3,372,000 for the 2006 second quarter, an increase of approximately $226,000 or approximately 6.7%.  This increase was attributed to Vita Specialty Foods’ gross margin, which increased approximately $435,000 or 22.8%. The Vita Seafood gross margin decreased approximately $(209,000) or (14.2)%.  As a percent of net sales, the 2007 second quarter gross margin was approximately 30.6%, an increase from approximately 28.5% for the 2006 second quarter.  Gross margin for the Vita Seafood business, as a percentage of net sales, decreased to approximately 23.9% for the 2007 second quarter from approximately 25.0% for the 2006 second quarter.  The decreased margin is the result of lower production activity reflecting reduced sales levels mostly in the salmon product line.  As a percent of net sales, Vita Specialty Foods, 2007 second quarter gross margin percentage was approximately 36.1% compared to approximately 32.0% for the 2006 second quarter.  The significant increase in production was primarily responsible for the improved gross margin performance.

Operating Expenses.  Selling, marketing, distribution and administrative expenses for the three months ended June 30, 2007 were approximately $3,254,000, compared to approximately $3,031,000 for the same period in 2006, an increase of approximately $223,000 or approximately 7.4%.  These expenses represented approximately 27.7% of net sales for the quarter ended June 30, 2007 compared to 25.6% for the 2006 second quarter.  This increase resulted from a decrease of approximately $7,000 in administration expenses and an increase in selling, marketing and distribution expenses of approximately $230,000.  The sales, marketing and distribution increase was a result of increased free standing inserts, royalty expenses and marketing promotions, primarily in the Vita Specialty Foods segment.

Interest Expense.  Interest expense for the three months ended June 30, 2007 was approximately $295,000, compared to approximately $314,000 for the 2006 second quarter, a decrease of approximately $19,000 or 6.0%.

Income Taxes.  The Company had an income tax expense of approximately $20,000 for the 2007 second quarter as compared to an income tax expense of approximately $12,000 for the 2006 second quarter.  Both represented approximately 40% of the pretax income for those periods.

Net Income.  Reflecting the operating results described above, net income for the quarter ended June 30, 2007 was approximately $29,000 or approximately $0.01 per share on both a basic and fully diluted basis.  This compares to a net income of approximately $15,000 for the quarter ended June 30, 2006, or less than $0.01 per share on both bases.  Weighted average outstanding shares increased due to the Company’s June 29, 2007 issuance of 2,400,000 shares of common stock.

Comparison of the Six Months Ended June 30, 2007 and June 30, 2006

Revenues.  Net sales for the six months ended June 30, 2007 were approximately $24,518,000, compared to approximately $24,617,000 for the comparable period in 2006, a decrease of approximately $(99,000) or (0.4)%.  Vita Seafood’s net sales decreased by approximately $(1,314,000), or (9.9)%.  Salmon gross sales for the six months ended June 30, 2007 were lower than the 2006 comparable six month period by approximately $(1,023,000) or (13.5)%.  Specialty gross sales were lower in the six month period of 2007 by approximately $(218,000) or (41.0)% as compared to the same six month period in 2006.  Herring gross sales increased by approximately $19,000 or 0.3% for the first six months of 2007 as compared to the first six months in 2006.  The decline in salmon sales is mainly attributable to the influx of new distribution in 2006 that was not repeated in 2007 coupled with lost distribution in 2007 to two customers.  Distribution to one customer was partially regained in June 2007.  Specialty gross sales declined due to lost item distribution with certain customers and the discontinuance of slow moving items.  Vita Specialty Foods net sales increased for the first six months of 2007 by approximately $1,215,000 or 10.7% as compared to the first six months of 2006.  This increase was driven by the introduction of a new sauce product line in 2006 that generated an expansion in sauces gross sales of approximately $ 2,473,000 or 152.4% for the first six months of 2007 as compared to the first six months of 2006.  Offsetting this increase was a decline in salad dressing gross sales for the first six month period of 2007 of approximately $(878,000) or (12.3)% compared to the first six month period of 2006.  The salad dressing gross sales decline was attributable to lack of acceptance of a price increase with a major customer that resulted in reduced sales volume. Sales allowances increased for the six months ended June 30, 2007 by approximately $91,000 or 9.4% for Vita Seafood and approximately $347,000 or 50.8% for Vita Specialty Foods as compared to the six months ended June 30, 2006.  The increases in both businesses were driven by additional coupons and promotional activity with customers and consumers.

Herring, salmon, and specialty product sales represented approximately 47%, 50% and 3%, respectively, of Vita Seafood’s total gross sales during the first six month period of 2007 compared to approximately 43%, 53%, and 4%, respectively, during the first six month period of 2006.  Salad dressings, sauces, honey products and specialty items, represented approximately 46%, 30%, 23% and 1%, respectively, of Vita Specialty Foods’ 2007 first six month period’s total gross sales compared to approximately 60%, 13%, 26% and 1%, respectively, during the 2006 comparable six month period.

Gross Margin.  Gross margin for the six months ended June 30, 2007 was approximately $7,560,000, compared to $7,269,000 for the six months ended June 30, 2006, representing an increase of approximately $291,000 or 4.0%.  This increase was attributed to the Vita Specialty Foods’ gross margin, which increased approximately $579,000 or 15.9%.  The Vita Seafood gross margin results declined approximately $(288,000) or (7.9)%.  As a percent of net sales, gross margin totaled approximately 30.8%, an increase from approximately 29.5% for the same period in 2006. The gross margin, as a percentage of net sales, for Vita Specialty Foods increased to approximately 33.5% for the six months ended June 30, 2007 from approximately 32.0% for the comparable six month period in 2006. The gross margin for the Vita Seafood business, as a percentage of net sales, increased slightly to approximately 28.0% for the first six months in 2007 compared to approximately 27.4% for the first six months of 2006.  This improvement as a percent of sales was largely the result of price increases, manufacturing cost control and increased volume at Vita Specialty Foods.

Operating Expenses.  Selling, marketing, distribution and administrative expenses for the six months ended June 30, 2007 were approximately $6,587,000, compared to approximately $6,508,000 for the same period in 2006, an increase of approximately $79,000 or 1.2%.  As a percentage of net sales, these expenses were approximately 26.9% for the first six months of 2007 compared with approximately 26.4% for the first six months of 2006.  This increase in 2007 is mainly attributable to rising marketing expenses for free standing inserts related to the new sauce product line and corresponding promotional spending.

Interest Expense.  Interest expense for the six months ended June 30, 2007 was approximately $618,000, compared to approximately $640,000 for the six months ended June 30, 2006, a decrease of approximately $22,000 or 3.4%.

Income Taxes.  The Company provided expense of approximately $141,000 for the six months ended June 30, 2007 and approximately $49,000 for the six months ended ending June 30, 2005.  Both represented approximately 40% of the pretax results for those periods.

Net Income.  Reflecting the operating results described above, the net income for the six months ended June 30, 2007 was approximately $214,000 or $0.04 per share on both a basic and fully diluted basis.  This compares to net income of approximately $72,000 for the six months ended June 30, 2006 or $0.02 per share on both bases.

Financial Condition

On June 29, 2007, the Company issued to MDB Alternative Investments L.L.C. (“MDB”), an entity controlled by Howard Bedford, a member of the Company’s Board of Directors (“Bedford”), 2,400,000 shares of its Common Stock and warrants to purchase a total of 2,000,000 additional shares of Common Stock in consideration for an initial $1,000,000 advance and subsequent $2,000,000 loan to the Company pursuant to the Securities Purchase Agreement, dated May 14, 2007, between the Company and Bedford.  This transaction cancelled the 6% promissory note, dated June 15, 2007, issued by the Company to MDB and secured by a second mortgage on the Company’s facility in Chicago, Illinois.  All of the shares issued to MDB, as well as the shares underlying the warrants issued to MDB, have been approved for listing on the American Stock Exchange, and the waiting period imposed by the Federal securities laws to follow the Company’s distribution of Schedule 14C Information Statement to its stockholders has expired.  These funds were primarily used for working capital requirements.

In February 2006, the Company entered into agreements pursuant to which five individuals or their affiliated entities invested a total of $2,500,000 in the Company.  Substantially all of these funds were used to reduce funded debt.  The investors received units consisting of an aggregate of 1,000,000 shares of common stock; three-year warrants to purchase 500,000 shares of common stock at an exercise price of $5.00 per share; and five-year warrants to purchase an additional 500,000 shares of common stock at an exercise price of $7.50 per share.  The investors include the following: (i) Stephen D. Rubin, then president and Chairman of the Board of Directors of the Company, and as of May 24, 2007, Chairman Emeritus of the Board of Directors, (ii)  Clifford K. Bolen, then Senior Vice President, Chief Operating Officer and Chief Financial Officer of the Company, and, as of August 18, 2006, President and Chief Executive Officer, (iii) Delphi

Casualty Co., of which Glen S. Morris, then a director of the Company, owns a 44% equity interest, (iv) a trust of which John C. Seramur, a director of the Company, serves as trustee, as well as (v) Howard Bedford, then an unrelated third-party investor and, as of May 18, 2006, a director of the Company.

At June 30, 2007, the Company had approximately $1,641,000 in working capital, versus approximately $6,197,000 at December 31, 2006, and approximately $984,000 at June 30, 2006.  The current ratio at June 30, 2007 was 1.1 to 1.0 compared to 1.7 to 1.0 at December 31, 2006 and 1.1 to 1.0 at June 30, 2006.  Current assets decreased from December 31, 2006 approximately $1,583,000 mainly as a result of collected accounts receivable partially offset by an increase of inventory levels.  Current liabilities increased from December 31, 2006 by approximately $2,972,000 as a result of the reclassification of the bank revolving facility and Term Loan C from long term debt to current debt.  The bank revolving facility and Term Loan C mature on April 1, 2008 requiring classification as a current obligation.

On September 8, 2003, the Company entered into a loan agreement with a bank (the “Loan Agreement”) and paid off its existing credit facility with initial borrowings under this new Loan Agreement.  The Loan Agreement was subsequently amended several times to, among other things, extend the maturity dates of the revolver, change available borrowings and amend financial covenants.  As of the April 13, 2007 amendment, the Loan Agreement provides for a $9,500,000 revolver which is scheduled to terminate April 1, 2008; a $7,750,000 Term A Loan due in monthly installments of $80,000 through July 31, 2008 with a balloon payment of $3,682,000 due on August 31, 2008; a $150,000 capital expenditure Term B Loan due in monthly installments of $2,500 from August 2006 through May 31, 2010 and the remainder due on June 30, 2010; and a $1,000,000 Term C Loan due April 1, 2008.  Outstanding borrowings under the Loan Agreement are secured by substantially all assets of the Company.

Interest under each piece of the amended Loan Agreement is at a floating rate per annum equal to the prime rate plus 0.5%, other than the $1,000,000 Term C Loan which bears an interest rate of prime plus 2.0%.  The prime rate was 8.25% as of June 30, 2007.

The Loan Agreement imposes certain restrictions on the Company, including its ability to complete significant asset sales, merge or acquire businesses and pay dividends.  Additionally, the Company had been required to meet certain financial covenants at each quarter end during the term of the Loan Agreement, including a Minimum Tangible Net Worth, a Minimum EBITDA and a Minimum Cash Flow Coverage Leverage ratio, all as defined in the Loan Agreement.  During 2005 and 2006, the Company had violated certain of these covenants and had obtained permanent waivers from the bank for such violations.  The March 24, 2006 amendment to the Loan Agreement retroactively amended these financial covenants, and, as amended, the Company was in compliance with those covenants as of December 31, 2005 and June 30, 2006.  During the third and fourth quarter of 2006, the Company was not in compliance with certain of the revised covenants.  The March 30, 2007 amendment to the Loan Agreement waived these 2006 covenant violations and the April 13, 2007 amendment reset the covenants to start with the six months ending June 30, 2007 and to only include a Minimum EBITDA and a Minimum Cash Flow Coverage Leverage Ratio.  The Company was in compliance with the new covenants at June 30, 2007.

Primarily due to the approximately $3,000,000 capital infusion in the second quarter, the ratio of long-term debt to total capitalization totaled 47% at March 31, 2007 down from 79% at December 31, 2006.  The Company believes its financial resources are adequate to fund its needs for the next 12 months.

Cash flows from operating activities. Net cash provided by operating activities was approximately $28,000 for the six months ended June 30, 2007, primarily reflecting the reduction of approximately $1,841,000 in accounts payable, plus an increase in inventory of approximately $1,358,000 partially offset by a reduction in accounts receivable of approximately $2,631,000 since December 31, 2006.  The cash provided by operating activities as of the six months ended June 30, 2007 was approximately $(1,401,000) lower than that provided as of the six months ended June 30, 2006.  This decrease was primarily the result of a greater increase in 2007 inventories compared to the 2006 increase of approximately $(741,000) and a 2007 reduction of accounts payable by approximately $(2,876,000) compared to an increase in 2006 partially offset by a reduction in 2007 of accounts receivable of approximately $2,474,000 greater than 2006.

Cash flows from investing activities. Net cash provided by investing activities was approximately $46,000 for the six months ended June 30, 2007, which was approximately $609,000 less than the $563,000 used during the same period of the prior year primarily for capital expenditures.  The major contributor in 2007 was the realization of approximately $183,000, representing the cash surrender value under certain key man life insurance policies.

Cash flows from financing activities. Net cash used in financing activities was approximately $119,000 for the six months ended June 30, 2007.  This net usage is the excess of approximately $3,979,000 of net cash used to pay down the loan facilities including approximately $3,322,000 of net revolver payments, approximately $657,000 of term loan payments, less cash received of approximately $2,860,000 representing the June 2007 equity investment, net of associated transaction costs and less the proceeds from the bank Term Loan C of approximately $1,000,000.  The cash used in the current year compares to the approximately $861,000 used during the first six months of 2006.

Seasonality

The Vita Seafood segment of the Company’s business is seasonal in nature, primarily resulting from the effect of the timing of certain holidays on the demand for certain products. Historically, the segment’s sales and profits have been substantially higher in the fourth quarter of each year.

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

The Company recognizes deferred income tax assets and liabilities for the expected future tax consequences of temporary differences between the tax basis and financial reporting basis of certain assets and liabilities and certain income tax credit carry-forwards.  In estimating future tax consequences, the Company considers expected future events other than enactments of changes in tax laws or rates.  A valuation reserve is recognized based on the evidence available if it is more likely than not that some portion or the entire deferred income tax asset will not be realized.

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

Forward-Looking Statements

Certain statements in this report, including statements in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” are “forward-looking statements” as defined by the Federal securities laws. Such statements are based on management’s current expectations and involve known and unknown risks and uncertainties which may cause the Company’s actual results, performance or achievements to differ materially from any results, performance or achievements expressed or implied in this report. By way of example and not limitation and in no particular order, known risks and uncertainties include the Company’s future growth and profitability, the potential loss of large customers or accounts, downward product price movements, availability of raw materials, changes in raw material procurement costs, fluctuations in the market cost of major commodities such as honey, changes in energy costs, the introduction and success of new products, changes in economic and market conditions, integration and management of acquired businesses, the seasonality of Vita Seafood’s business, the Company’s ability to attract and retain key personnel, the Company’s ability to maintain its relationships with key vendors and retailers, consolidation of the Company’s customer and supplier base, the potential impact of claims and litigation, the effects of competition in the Company’s markets, the success of the Company’s quality control procedures, the impact of the Company’s substantial indebtedness, the adequacy of the Company’s reserves and the dietary habits and trends of the general public.  In light of these and other risks and uncertainties, the Company makes no representation that any future results, performance or achievements expressed or implied in this report will be attained. The Company’s actual results may differ materially from any results expressed or implied by the forward-looking statements, especially when measured on a quarterly basis.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to interest rate fluctuations, primarily as a result of its $18.4 million Loan Agreement with interest rates based on prime rate plus 0.5%, or 8.75% as of June 30, 2007 for all loans covered by the Loan Agreement other than the new $1,000,000 term loan which bears interest at the prime rate plus 2.0%.  The Company does not currently use derivative instruments to alter the interest rate characteristics of any of the debt.  A 10% fluctuation in interest rates would not have a material impact on the Company’s financial statements.

Item 4.  Controls and Procedures

Under the supervision and with the participation of the Company’s management team, the principal executive officer and principal financial officer have evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rules 13a – 15(e) and 15d – 15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of June 30, 2007 and, based on their evaluation, have concluded that these controls and procedures are effective.  There were no changes in the Company’s internal control over financial reporting during the fiscal quarter ended June 30, 2007 that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting.

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

PART II - OTHER INFORMATION

Item 1A.  Risk Factors

The risk factors included in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006 have not materially changed

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Directors Shares

On May 24, 2007, the Company issued shares of Common Stock to each of its non-employee directors in lieu of fees for attending meetings of the Board that took place on each of December 6, 2006, February 15, 2007, March 20, 2007, March 24, 2007, April 1, 2007, April 6, 2007, April 8, 2007, April 27, 2007 and May 3, 2007; meetings of the Audit Committee of the Board that took place on February 15, 2007, April 17, 2007, April 23, 2007 and May 11, 2007; and a meeting of the Compensation Committee of the Board that took place February 15, 2007.  The number of shares to be issued was determined based on the amount of fees payable to each director divided by the closing price of the Common Stock on May 24, 2007, the date of the Company’s 2007 Annual Meeting of Stockholders.  The number of shares issued to each individual director for these meetings, respectively, were as follows:

Glenn Morris:	3,869
John Seramur:	4,452
Steve Rothstein:	4,144
Scott Levitt:	4,795
Howard Bedford:	4,109

The Company relied on the exemption provided by Section 4(2) of the Securities Act of 1933, as amended, and Regulation D promulgated thereunder, in connection with the unregistered issuance of Common Stock to the non-employee directors.

Employee Stock Purchase Plan Shares

On December 31, 2006 and June 30, 2007, the Company issued 14,135 and 10,582 shares of Common Stock, respectively, under the Vita Food Products, Inc. Employee Stock Purchase Plan to participants in such plan in accordance with their subscription agreements.  The shares were sold at prices of $1.68 on December 31, 2006 and $1.573 on June 30, 2007, representing 85% of the closing sale price of the Company’s Common Stock on the American Stock Exchange

on the purchase date.  The Company intends to file a Registration Statement on Form S-8 covering such shares during the third quarter of 2007.

See, also, “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Financial Condition.”

No purchases were made by or on behalf of the Company or any “affiliated purchaser” of shares of the Company’s Common Stock during the second quarter of fiscal year 2007

Item 4. Submission of Matters to a Vote of Security Holders

(a)          The date of the Company’s Annual Meeting of Stockholders was scheduled to be May 18, 2006.  However, the meeting was adjourned on that date to May 24, 2007.

(b)         and (c) At the Annual Meeting of Stockholders, the following matters were submitted to a vote of the stockholders with the stated results:

(1)                                  The election of the following persons as directors of the Company:

Director	Votes For	Votes Withheld	Abstained	Broker Non-Votes

Stephen D. Rubin	2,771,781	639,814	—	—
Howard Bedford	2,801,967	609,628	—	—
Edward P. Dolanski	2,801,667	609,928	—	—
Robert C. Douglas II	2,797,967	613,628	—	—
David S. Lipson	2,801,667	609,928	—	—
John C. Seramur	2,784,601	627,434	—	—

(2)                                  To adopt the Vita Food Products, Inc. 2006 Stock Option Plan.

Votes For	Against	Abstained	Broker Non-Votes

3,246,140	165,055	400	—

(3)                                  To adopt the Vita Food Products, Inc. 2006 Employee Stock Purchase Plan.

Votes For	Against	Abstained	Broker Non-Votes

3,242,810	168,785	0	—

(4)                                  To approve the Company’s ability to issue shares of Common Stock to members of the Board of Directors as fees for services rendered as directors of the Company.

Votes For	Against	Abstained	Broker Non-Votes

3,243,675	167,920	0	—

(5)                                  Ratification of the selection of BDO Seidman, LLP as independent accountants of the Company for the year ending December 31, 2007

Votes For	Against	Abstained	Broker Non-Votes

3,271,940	139,155	500	—

Item 6.  Exhibits

31.1	Principal Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Principal Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Principal Executive Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Principal Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VITA FOOD PRODUCTS, INC.

Date: August 14, 2007	By:	/s/ Clifford K. Bolen
Clifford K. Bolen
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2007	By:	/s/ R. Anthony Nelson
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