Form 10-Q
period 2007-09-30
VITA FOOD PRODUCTS INC
filed 2007-11-09
CIK 1024342

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2007

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

The number of shares outstanding of registrant’s common stock as of September 30, 2007 was 7,367,198.

VITA FOOD PRODUCTS, INC.

FORM 10-Q

For the Quarter Ended September 30, 2007

PART 1. FINANCIAL STATEMENTS

Item 1. Financial Statements

Consolidated Balance Sheets	Vita Food Products, Inc.
And Subsidiary

	September 30,	December 31,
	2007	2006

ASSETS
Current Assets
Cash	$24,340	$54,194
Accounts receivable-trade, net of allowance for discounts, returns, and doubtful accounts of $814,253 in 2007 and $947,729 in 2006	4,955,434	6,468,669
Inventories
Raw material and supplies	4,350,587	5,562,243
Work in process	268,812	170,167
Finished goods	3,506,838	2,178,575
Prepaid expenses and other current assets	370,916	446,516
Deferred income tax	1,012,571	610,714

Total Current Assets	14,489,498	15,491,078

Property, Plant and Equipment
Land	35,000	35,000
Building and improvements	3,110,560	3,105,339
Leasehold improvements	502,776	582,620
Machinery and office equipment	11,719,734	11,970,640

	15,368,070	15,693,599
Less accumulated depreciation and amortization	(10,095,322)	(9,950,781)

Net Property, Plant and Equipment	5,272,748	5,742,818

Goodwill	5,571,012	5,571,012
Other Assets	187,752	403,572
Deferred income tax	325,304	325,304

Total Other Assets	6,084,068	6,299,888

Total Assets	$25,846,314	$27,533,784
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Current maturities of long-term obligations	$12,677,548	$1,513,783
Accounts payable	3,660,381	6,520,166
Accrued other expenses	1,075,619	1,260,308

Total Current Liabilities	17,413,548	9,294,257

Long-term Obligations, Less Current Maturities	2,306,941	14,373,490

Shareholders’ Equity
Preferred stock, $.01 par value, authorized 1,000,000 shares; none issued	—	—
Common stock, $.01 par value; authorized 10,000,000 shares; outstanding 7,373,714 shares in 2007 and 4,941,763 in 2006	73,737	49,417
Treasury stock, at cost 6,516 shares	(50,043)	(50,043)
Additional paid-in capital	9,191,085	6,357,093
Retained earnings	(3,088,954)	(2,490,430)

Total Shareholders’ Equity	6,125,825	3,866,037

Total Liabilities and Shareholders’ Equity	$25,846,314	$27,533,784

See accompanying notes to the consolidated financial statements.

Consolidated Statements of Operations	Vita Food Products, Inc.
And Subsidiary

	For the three months ended		For the Nine months ended
	September 30		September 30
	2007	2006	2007	2006

Net sales	$11,834,394	$12,417,606	$36,352,555	$36,915,258
Cost of goods sold	9,676,562	10,010,867	26,635,016	27,359,109

Gross margin	2,157,832	2,406,739	9,717,539	9,556,149

Selling and administrative expenses
Selling, marketing & distribution	2,275,148	2,361,765	6,805,788	6,665,254
Administrative	927,314	922,648	2,983,459	3,007,880

Total selling and administrative expenses	3,202,462	3,284,413	9,789,247	9,673,134

Operating loss	(1,044,630)	(877,674)	(71,708)	(116,985)

Interest expense	307,618	330,917	925,816	970,573

Income before income taxes	(1,352,248)	(1,208,591)	(997,524)	(1,087,558)
Income tax benefit	(540,000)	(484,000)	(399,000)	(435,000)

Net loss	$(812,248)	$(724,591)	$(598,524)	$(652,558)

Basic loss per share	$(0.11)	$(0.15)	$(0.10)	$(0.14)
Weighted average common shares outstanding	7,367,198	4,904,086	5,766,493	4,597,966

Diluted loss per share	$(0.11)	$(0.15)	$(0.10)	$(0.14)
Weighted average common shares outstanding	7,367,198	4,904,086	5,766,493	4,597,966

Statements of Shareholders’ Equity (Unaudited)	Vita Food Products, Inc.
And Subsidiary

				Additional
	Common Stock		Treasury	Paid-in	Retained
	Shares	Amount	Stock	Capital	Earnings	Total

Balance, at January 1, 2007	4,941,763	$49,417	$(50,043)	$6,357,093	$(2,490,430)	$3,866,037

Common stock issuance net	2,400,000	24,000	—	2,976,000	—	3,000,000

Stock based compensation expense	21,369	214	—	5,045	—	5,259

Proceeds from stock purchase and stockoption plans	10,582	106	—	16,547	—	16,653

Cost of Capital infusion	—	—	—	(163,600)	—	(163,600)

Net loss	—	—	—	—	(598,524)	(598,524)

Balance, at September 30, 2007	$7,373,714	$73,737	$(50,043)	$9,191,085	$(3,088,954)	$6,125,825

See accompanying notes to the consolidated financial statements.

Consolidated Statements of Cash Flows	Vita Food Products, Inc.
And Subsidiary

	For the Nine months ended
	September 30,
	2007	2006

Cash Flows From Operating Activities
Net loss	$(598,524)	$(652,558)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation and amortization	724,800	732,920
Deferred income tax benefit	(399,000)	(435,000)
Non-cash compensation expense	21,912	42,304
Gain on sale of fixed assets	(3,762)	(500)
Changes in assets and liabilities:
Accounts receivable	1,513,235	(708,859)
Inventories	(215,255)	(45,186)
Prepaid expenses and other current assets	72,742	(80,906)
Income taxes receivable	—	302,060
Accounts payable	(2,859,785)	2,094,010
Accrued expenses and other long-term obligations	(407,944)	(128,310)

Net cash provided by (used in) operating activities	(2,151,581)	1,119,976

Cash Flows From Investing Activities
Capital expenditures	(282,682)	(866,132)
Proceeds from sale of fixed asset	74,447	500
Change in other assets	173,087	(27,460)

Net cash used in investing activities	(35,148)	(893,092)

Cash Flows From Financing Activities
Proceeds from issuance of stock and warrants, net of costs	2,836,400	2,409,833
Payments under revolving loan facility	(675,993)	(1,290,679)
Payments on term loan facility	(1,003,533)	(632,513)
Proceeds from new term loan	1,000,000	—
Payments on other debt	—	(700,000)

Net cash provided by (used in) financing activities	2,156,874	(213,359)

Net increase (decrease) in cash	(29,854)	13,525

Cash, at beginning of period	54,194	25,133

Cash, at end of period	$24,340	$38,658

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$927,636	$955,611
Income taxes paid (received)	$2,670	$(302,061)

See accompanying notes to the consolidated financial statements.

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

For the third quarter and nine month periods ended September 30, 2007 and 2006, diluted earnings per share computations exclude 2,742,100 and 2,834,600 shares for 2007 and 1,192,600 and 1,225,100 shares for 2006, respectively, issueable upon exercise of stock options and warrants because the assumed exercise of these options and warrants would be anti-dilutive.

Starting January 1, 2007, the Company changed the classification of In-Store Advertising (Roto Ad’s) expense, which had previously been included in the Selling, Marketing, and Distribution category of operating expenses, to be treated as a sales deduction and thus classify these expenses as a reduction to arrive at the Net Sales total. Additionally, the 2006 operating results, as presented above, have been adjusted to consider this change and thus make these results more comparable with the 2007 results. The results of this reclassification, which had no affect on Operating Profit or Net Income (Loss), was to reduce both Net Sales and Selling, Marketing and Distribution expenses, in an offsetting fashion, for the nine months ended September 30, 2007 and 2006 by $226,840 and $152,852, respectively and for the three months ended September 30, 2007 and 2006 by $49,060 and $33,954, respectively.

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

Subsequent Events

On November 2, 2007, after consulting with management, the Company’s Board of Directors determined to delist the Company’s common stock from the American Stock Exchange (the “AMEX”) and deregister its common stock under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), after carefully considering the advantages and disadvantages of continuing registration and listing. The costs and administrative burdens associated with being a public company have significantly increased, particularly in light of the adoption of the Sarbanes-Oxley Act and the adoption of new rules by the Securities and Exchange Commission (the “SEC”) and the AMEX. The Board determined that the rising costs of compliance, as well as the substantial demands on management time and resources compelled by the compliance requirements, outweigh the benefits the Company receives from maintaining its registered and listed status. The Board believes that deregistering will result in significant reductions in the Company’s accounting, legal and administrative expenses, avoid even higher future expenses and enable management to focus all of its time and resources on operating the Company and enhancing shareholder value. The Company furnished notification of delisting and deregistration to the AMEX and issued a public press release on November 5, 2007. The Company will file a Form 25, delisting its shares, on November 16, 2007 and a Form 15, deregistering them, on November 26, 2007, the effective date of delisting.

The Company is eligible to deregister under the Exchange Act by filing a Form 15 because it has fewer than 300 holders of record of its common stock. Upon the filing of the Form 15, the Company’s obligation to file certain reports with the SEC, including Forms 10-K, 10-Q and 8-K, will immediately be suspended. The Company expects that the deregistration of its common stock will become effective 90 days after the date of filing of the Form 15 with the SEC. The Company expects, but cannot guaranty, that its common stock will be quoted on the Pink Sheets after it delists from the AMEX. There can also be no assurance that any brokerage firms will continue to make a market in the common stock after the delisting. The Pink Sheets is a provider of pricing and financial information for the over-the-counter securities markets. It is a centralized quotation service that collects and publishes market maker quotes in real time primarily through its website, www.pinksheets.com, which provides stock and bond price quotes, financial news, and information about securities.

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

The Vita Seafood business segment guarantees the sale of most of its products sold in supermarket chains and wholesale clubs (“Supermarkets”). This guarantee helps ensure that consumers receive fresh products. Under the guarantee, the majority of customers are issued an allowance off-invoice to cover products not sold before the expiration date. Other  customers with product not sold before the expiration date have the right to return unsold product to the Company through its food brokers or dispose of the unsold product themselves or through a food distributor. A credit is then issued to the Supermarket or food distributor. The Company provides a reserve that is recorded concurrently with the sale. The Company believes, based on its historical return rates, which have been fairly consistent over the past several years, that this reserve is adequate to recognize the cost of all foreseeable future product return credits associated with previously recognized revenues.

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

Earnout Provisions Under Acquisition Agreement

Pursuant to the Company’s acquisition of Virginia Honey in 2001, Terry Hess, the previous owner of Virginia Honey (“Hess”), was subject to earnout provisions that resulted in additional payments by the Company for Virginia Honey. As amended, the earnout provisions for Mr. Hess resulted in an additional amount of $840,000 paid to Mr. Hess in April 2005 based on specific Vita Specialty Foods operating results from January 1, 2001 to December 31, 2002. In addition, a second earnout payment to Mr. Hess in the amount of $700,000 was paid in April 2006 based on the operating results of Vita Specialty Foods for the period from January 1, 2003 to December 31, 2005. Provisions for a third earnout payment were cancelled as described below.

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

Bank Loan Agreement

On September 8, 2003, the Company entered into a loan agreement with a bank (the “Loan Agreement”) and paid off its existing credit facility with initial borrowings under this new Loan Agreement. The Loan Agreement was subsequently amended several times to, among other things, extend the maturity dates of the revolver, change available borrowings and amend financial covenants. As of the April 13, 2007 amendment, the Loan Agreement provides for a $9,500,000 revolver which is scheduled to terminate April 1, 2008; a $7,750,000 Term A Loan due in monthly installments of $80,000 through July 31, 2008 with a balloon payment of $3,682,000 due on August 31, 2008; a $150,000 capital expenditure Term B Loan due in monthly installments of $2,500 from August 2006 through May 31, 2010 and the remainder due on September 30, 2010; and a $1,000,000 Term C Loan due April 1, 2008. Outstanding borrowings under the Loan Agreement are secured by substantially all assets of the Company.

Interest under each piece of the amended Loan Agreement is at a floating rate per annum equal to the prime rate plus 0.5%, other than the $1,000,000 Term C Loan which bears an interest rate of prime plus 2.0%. The prime rate was 7.75% as of September 30, 2007.

The Loan Agreement imposes certain restrictions on the Company, including its ability to complete significant asset sales, merge or acquire businesses and pay dividends. Additionally, the Company had been required to meet certain financial covenants at each quarter end during the term of the Loan Agreement, including a Minimum Tangible Net Worth, a Minimum EBITDA and a Minimum Cash Flow Coverage Leverage ratio, all as defined in the Loan Agreement. During 2005 and 2006, the Company had violated certain of these covenants and had obtained permanent waivers from the bank for such violations. The March 24, 2006 amendment to the Loan Agreement retroactively amended these financial covenants, and, as amended, the Company was in compliance with those covenants as of December 31, 2005 and June 30, 2006. During the third and fourth quarter of 2006, the Company was not in compliance with certain of the revised covenants. The March 30, 2007 amendment to the Loan Agreement waived these 2006 covenant violations and the April 13, 2007 amendment, reset the covenants to start with the six months ending June 30, 2007 and to only include a Minimum EBITDA and a Minimum Cash Flow Coverage Leverage Ratio. At September 30, 2007, the Company was out of compliance with the new covenants and has received a waiver from the bank.

The Company is currently in discussions with the bank regarding refinancing its Loan Agreement.

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

Business segment information is as follows ($000’s):

Three months ended September 30,	2007	2006

Net Sales
Vita Seafood	$5,849	$6,503
Vita Specialty Foods	5,985	5,915

Total Net Sales	$11,834	$12,418

Operating Loss
Vita Seafood	$(343)	$(287)
Vita Specialty Foods	(702)	(591)

Total Operating Loss	$(1,045)	$(878)

Net Loss
Vita Seafood	$(296)	$(291)
Vita Specialty Foods	(516)	(434)

Total Net Loss	$(812)	$(725)

Depreciation and Amortization
Vita Seafood	$133	$129
Vita Specialty Foods	100	133

Total Depreciation and Amortization	$233	$262

Capital Expenditures
Vita Seafood	$39	$230
Vita Specialty Foods	92	108

Total Capital Expenditures	$131	$338

Nine months ended September 30,	2007	2006

Goodwill
Vita Seafood	$—	$—
Vita Specialty Foods	5,571	6,697

Total Goodwill	$5,571	$6,697

Total Assets
Vita Seafood	$17,779	$17,855
Vita Specialty Foods	8,067	10,075

Total Assets	$25,846	$27,930

Net Sales
Vita Seafood	$17,809	$19,657
Vita Specialty Foods	18,544	17,258

Total Net Sales	$36,353	$36,915

Operating Profit (Loss)
Vita Seafood	$70	$(221)
Vita Specialty Foods	(142)	104

Total Operating Loss	$(72)	$(117)

Net Income Loss
Vita Seafood	$(277)	$(481)
Vita Specialty Foods	(322)	(172)

Total Net Loss	$(599)	$(653)

Depreciation and Amortization
Vita Seafood	$399	$376
Vita Specialty Foods	326	357

Total Depreciation and Amortization	$725	$733

Capital Expenditures
Vita Seafood	$97	$506
Vita Specialty Foods	186	360

Total Capital Expenditures	$283	$866

Equity Issuance

On June 29, 2007, the Company issued to MDB Alternative Investments L.L.C. (“MDB”), an entity controlled by Howard Bedford, a member of the Company’s Board of Directors (“Bedford”), 2,400,000 shares of its common stock, par value $.01 per share, and warrants to purchase a total of 2,000,000 additional shares of common stock in consideration for an initial $1,000,000 advance and subsequent $2,000,000 loan to the Company pursuant to the Securities Purchase Agreement between the Company and Bedford dated May 14, 2007. The warrants issued to MDB consist of the following:  two year warrants to purchase 500,000 shares of common stock at an exercise price of $1.25 per share; three-year warrants to purchase 500,000 shares of common stock at an exercise price of $1.50 per share; four-year warrants to purchase 500,000 shares of common stock at an exercise price of $1.50 per share; and five-year warrants to purchase 500,000 shares of common stock at an exercise price of $1.75 per share. This transaction cancelled the $2,000,000 6% promissory note, dated June 15, 2007, issued to MDB by the Company and secured by a second mortgage on the Company’s facility in Chicago, Illinois. All of the shares issued to MDB, as well as the shares underlying the warrants issued to MDB, have been approved for listing on the American Stock Exchange.

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

Financial Accounting Standards Board Interpretation No. 48

The Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” as of January 1, 2007. The Company has reviewed the status of possible tax uncertainties through the third quarter of 2007. The Company’s review did not result in any uncertain tax positions requiring disclosure. The last Federal Tax examination was completed in February 2006 for the year 2003. The result of the examination was a no change letter. Should the Company need to record interest and/or penalties related to uncertain tax positions or other tax authority assessments, it would classify such expenses as part of the income tax provision. The Company has not changed any of its tax policies nor adopted any new tax positions during the first nine months of 2007 and believes it has filed appropriate tax returns in all jurisdictions for which it has nexus. This review included the Company’s net deferred income tax assets which management believes will be realized over future profitable years.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Recent Event

On November 2, 2007, after consulting with management, the Company’s Board of Directors determined to delist the Company’s common stock from the American Stock Exchange (the “AMEX”) and deregister its common stock under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), after carefully considering the advantages and disadvantages of continuing registration and listing. The costs and administrative burdens associated with being a public company have significantly increased, particularly in light of the adoption of the Sarbanes-Oxley Act and the adoption of new rules by the Securities and Exchange Commission (the “SEC”) and the AMEX. The Board determined that the rising costs of compliance, as well as the substantial demands on management time and resources compelled by the compliance requirements, outweigh the benefits the Company receives from maintaining its registered and listed status. The Board believes that deregistering will result in significant reductions in the Company’s accounting, legal and administrative expenses, avoid even higher future expenses and enable management to focus all of its time and resources on operating the Company and enhancing shareholder value. The Company furnished notification of delisting and deregistration to the AMEX and issued a public press release on November 5, 2007. The Company will file a Form 25, delisting its shares, on November 16, 2007 and a Form 15, deregistering them, on November 26, 2007, the effective date of delisting.

The Company is eligible to deregister under the Exchange Act by filing a Form 15 because it has fewer than 300 holders of record of its common stock. Upon the filing of the Form 15, the Company’s obligation to file certain reports with the SEC, including Forms 10-K, 10-Q and 8-K, will immediately be suspended. The Company expects that the deregistration of its common stock will become effective 90 days after the date of filing of the Form 15 with the SEC. The Company expects, but cannot guaranty, that its common stock will be quoted on the Pink Sheets after it delists from the AMEX. There can also be no assurance that any brokerage firms will continue to make a market in the common stock after the delisting. The Pink Sheets is a provider of pricing and financial information for the over-the-counter securities markets. It is a centralized quotation service that collects and publishes market maker quotes in real time primarily through its website, www.pinksheets.com, which provides stock and bond price quotes, financial news, and information about securities.

Comparison of the Three Months Ended September 30, 2007 and September 30, 2006

Revenues.   Net sales for the three months ended September 30, 2007 were approximately $11,834,000, compared to approximately $12,418,000 for the same period in 2006, a decrease of approximately $(584,000) or approximately (4.7)%. Vita Seafood experienced a decrease of approximately $(654,000), or approximately (10.1)% which was mainly attributable to the decline in salmon gross sales of approximately $(661,000) or (16.8) %, and a decrease in specialty product gross sales of approximately $(32,000) or (16.5)%, from the third quarter of 2006. Herring gross sales experienced a slight decrease of approximately $(18,000) or (0.6) % as compared to the third quarter of 2006. Vita Specialty Foods’ sales increased in the 2007 third quarter by approximately $70,000 or 1.2% as compared to the 2006 third quarter. This improvement was mainly the result of increased gross sales of sauces of approximately $543,000 or 23.2% combined with reduced spending on sales deductions of $262,000. This favorable performance in sales is the result of a new sauce product line introduced in June 2006. The increase was offset by reduced salad dressing gross sales of approximately $(579,000) or (20.0) %, reduced honey sales of approximately $(145,000) or (10.9) % and a $(10,000) or (31.8) % reduction in other Halifax products as compared to the 2006 third quarter. Both business segments were negatively impacted by price increases that reduced sales volume as compared to the 2006 third quarter. For Vita Seafood, sales allowances were reduced in the third quarter 2007 by $(57,000) or (10.9)%. The decreases are the result of reductions in the allowance and coupon programs designed to support volume. Herring, salmon, and specialty product sales represented approximately 46%, 51%, 3% respectively, of Vita Seafood’s total gross sales during the 2007 third quarter as compared to approximately 42%, 55% and 3%, respectively, during the 2006 third quarter. Salad dressings, sauces, honey products and specialty items represented approximately 36%, 45%, 18% and less than 1%, respectively, of Vita Specialty Foods 2007 third quarter total gross sales compared to approximately 44%, 35%, 20% and less than 1%, respectively, during the 2006 third quarter.

Gross Margin.   Gross margin for the third quarter ended September 30, 2007 was approximately $2,158,000, compared to $2,407,000 for the 2006 third quarter, a decrease of approximately $(249,000) or approximately (10.3)%  This decrease was attributed to Vita Specialty Foods’ gross margin, which decreased approximately $(211,000) or (18.2)%, despite a small increase in sales. The Vita Seafood gross margin decreased approximately $(38,000) or (3.1)%. As a percent of net sales, the 2007 third quarter gross margin was approximately 18.2% a decrease from the approximately 19.4% for the 2006 third quarter. Gross margin for the Vita Seafood business, as a percentage of net sales, increased to approximately 20.7% for the 2007 third quarter from approximately 19.2% for the 2006 third quarter as a result of cost cutting programs, which substantially offset the impact of lower sales. As a percent of net sales, Vita Specialty Foods’ 2007 third quarter gross margin percentage was approximately 15.9% compared to approximately 19.6% for the 2006 third quarter. The Company recorded a $500,000 reserve for obsolete and slow moving inventory, which lowered the gross margin. The extra reserves resulted from a robust review of this segment’s products and management decisions to discontinue certain low performing business products.

Operating Expenses.   Selling, marketing, distribution and administrative expenses for the three months ended September 30, 2007 were approximately $3,202,000, compared to approximately $3,284,000 for the same period in 2006, a decrease of approximately $(82,000) or approximately (2.5)%. These expenses represented approximately 27.1% of net sales for the quarter ended September 30, 2007 compared to 26.4% for the 2006 third quarter. The dollar decrease resulted from an increase of approximately $5,000 in administration expenses and a decrease in selling, marketing and distribution expenses of approximately $(87,000).

Interest Expense.   Interest expense for the three months ended September 30, 2007 was approximately $308,000, compared to approximately $331,000 for the 2006 third quarter, a decrease of approximately $(23,000) or (7.0)%.

Income Taxes.   The Company had an income tax benefit of approximately $540,000 for the 2007 third quarter as compared to an income tax benefit of approximately $484,000 for the 2006 third quarter. Both represented approximately 40% of the pretax loss for those periods.

Net Income.   Reflecting the operating results described above, the net loss for the quarter ended September 30, 2007 was approximately $(812,000) or approximately $(0.11) per share on both a basic and diluted basis. This compares to a net loss of approximately $(725,000) for the quarter ended September 30, 2006, or approximately $(0.15) per share on both bases. Weighted average outstanding shares increased due to the Company’s June 29, 2007 issuance of 2,400,000 shares of common stock.

Comparison of the Nine Months Ended September 30, 2007 and September 30, 2006

Revenues.   Net sales for the nine months ended September 30, 2007 were approximately $36,353,000, compared to approximately $36,915,000 for the comparable period in 2006, a decrease of approximately $(562,000) or (1.5)%. Vita Seafood’s net sales decreased by approximately $(1,847,000), or (9.4) %. Salmon gross sales for the nine months ended September 30, 2007 were lower than the 2006 comparable nine month period by approximately $(1,684,000) or (14.6)%. Herring gross sales increased by approximately $1,000 or 0.0% for the first nine months of 2007 as compared to the first nine months in 2006. Vita Specialty Foods net sales increased for the first nine months of 2007 by approximately $1,285,000 or 7.4% as compared to the first nine months of 2006. This increase was driven by the introduction of a new sauce product line in 2006 that generated an expansion in sauces gross sales of approximately $ 3,016,000 or 76.1% for the first nine months of 2007 as compared to the first nine months of 2006. Offsetting this increase was a decline in salad dressing gross sales for the first nine month period of 2007 of approximately $(1,457,000) or (14.5)% compared to the first nine month period of 2006. The salad dressing gross sales decline was attributable to lost distribution. Sales allowances decreased for the nine months ended September 30, 2007 by approximately $(85,000) or (5.2)% for Vita Seafood and increased approximately $85,000 or 6.3% for Vita Specialty Foods as compared to the nine months ended September 30, 2006. The changes in both businesses were driven by seasonal coupons and promotional activity with customers and consumers. Herring, salmon, and specialty product sales represented approximately 47%, 51% and 2%, respectively, of Vita Seafood’s total gross sales during the first nine month period of 2007 compared to approximately 43%, 54%, and 3%, respectively, during the first nine month period of 2006. Salad dressings, sauces, honey products and specialty items, represented approximately 43%, 35%, 22% and 0%, respectively, of Vita Specialty Foods’ 2007 first nine month period’s total gross sales compared to approximately 54%, 21%, 24% and 0%, respectively, during the 2006 comparable nine month period.

Gross Margin.   Gross margin for the nine months ended September 30, 2007 was approximately $9,718,000, compared to $9,556,000 for the nine months ended September 30, 2006, representing an increase of approximately $162,000 or 1.7%. This increase was attributed to the Vita Specialty Foods’ gross margin, which increased approximately $368,000 or 7.7% in line with the sales increase. The Vita Seafood gross margin results declined approximately $(206,000) or (4.3) %. As a percent of net sales, gross margin totaled approximately 26.7%, an increase from approximately 25.9% for the same period in 2006. The gross margin, as a percentage of net sales, for Vita Specialty Foods remained the same at approximately 27.8% for the nine months ended September 30, 2007 from approximately 27.8% for the comparable nine month period in 2006. The Company recorded a $500,000 reserve for obsolete and slow moving inventory, which lowered the gross margin. The extra reserves resulted from a robust review of this segment’s products and management decisions to discontinue certain low performing business products. The gross margin for the Vita Seafood business, as a percentage of net sales increased slightly, to approximately 25.6% for the first nine months in 2007 compared to approximately 24.2% for the first nine months of 2006. This improvement as a percent of sales was largely the result of price increases and manufacturing cost controls.

Operating Expenses.   Selling, marketing, distribution and administrative expenses for the nine months ended September 30, 2007 were approximately $9,789,000, compared to approximately $9,673,000 for the same period in 2006, an increase of approximately $116,000 or 1.2%. As a percentage of net sales, these expenses were approximately 26.9% for the first nine months of 2007 compared with approximately 26.2% for the first nine months of 2006. This increase in 2007 is mainly attributable to rising marketing expenses for free standing inserts related to the new sauce product line and corresponding promotional spending.

Interest Expense.   Interest expense for the nine months ended September 30, 2007 was approximately $926,000, compared to approximately $971,000 for the nine months ended September 30, 2006, a decrease of approximately $(45,000) or (4.6)%.

Income Taxes.   The Company provided expense of approximately $(399,000) for the nine months ended September 30, 2007 and approximately $(435,000) for the nine months ended ending September 30, 2006. Both represented approximately 40% of the pretax results for those periods.

Net Income.   Reflecting the operating results described above, the net loss for the nine months ended September 30, 2007 was approximately $(599,000) or $(0.10) per share on both a basic and diluted basis. This result is net of an inventory adjustment of $500,000 at Vita Specialty Foods. This compares to a net loss of approximately $(653,000) for the nine months ended September 30, 2006 or $(0.14) per share on both bases. Weighted average outstanding shares increased due to the Company’s June 29, 2007 issuance of 2,400,000 shares of common stock.

Financial Condition

On June 29, 2007, the Company issued to MDB Alternative Investments L.L.C. (“MDB”), an entity controlled by Howard Bedford, a member of the Company’s Board of Directors (“Bedford”), 2,400,000 shares of its Common Stock and warrants to purchase a total of 2,000,000 additional shares of Common Stock in consideration for an initial $1,000,000 advance and subsequent $2,000,000 loan to the Company pursuant to the Securities Purchase Agreement, dated May 14, 2007, between the Company and Bedford. This transaction cancelled the $2,000,000 6% promissory note, dated June 15, 2007, issued by the Company to MDB and secured by a second mortgage on the Company’s facility in Chicago, Illinois. All of the shares issued to MDB, as well as the shares underlying the warrants issued to MDB, have been approved for listing on the American Stock Exchange. These funds were primarily used for working capital requirements.

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

At September 30, 2007, the Company had approximately $(2,924,000) in working capital, versus approximately $6,197,000 at December 31, 2006, and approximately $(234,000) at September 30, 2006. The current ratio at September 30, 2007 was .8 to 1.0 compared to 1.7 to 1.0 at December 31, 2006 and 1.0 to 1.0 at September 30, 2006. Current assets decreased from December 31, 2006 approximately $(1,001,000) mainly as a result of collections of accounts receivable partially offset by an increase of inventory levels. Current liabilities increased from December 31, 2006 by approximately $8,119,000 as a result of the reclassification of the bank debt from long term debt to current debt. The bank debt primarily matures in 2008 requiring classification as a current obligation.

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

Interest under each piece of the amended Loan Agreement is at a floating rate per annum equal to the prime rate plus 0.5%, other than the $1,000,000 Term C Loan which bears an interest rate of prime plus 2.0%. The prime rate was 7.75% as of September 30, 2007.

The Loan Agreement imposes certain restrictions on the Company, including its ability to complete significant asset sales, merge or acquire businesses and pay dividends. Additionally, the Company had been required to meet certain financial covenants at each quarter end during the term of the Loan Agreement, including a Minimum Tangible Net Worth, a Minimum EBITDA and a Minimum Cash Flow Coverage Leverage ratio, all as defined in the Loan Agreement. During 2005 and 2006, the Company had violated certain of these covenants and had obtained permanent waivers from the bank for such violations. The March 24, 2006 amendment to the Loan Agreement retroactively amended these financial covenants, and, as amended, the Company was in compliance with those covenants as of December 31, 2005 and September 30, 2006. During the third and fourth quarter of 2006, the Company was not in compliance with certain of the revised covenants. The March 30, 2007 amendment to the Loan Agreement waived these 2006 covenant violations and the April 13, 2007 amendment, reset the covenants to start with the six months ending June 30, 2007, and to only include a Minimum EBITDA and a Minimum Cash Flow Coverage Leverage Ratio. The Company was not in compliance with the new covenants at September 30, 2007 and has received a waiver from the bank.

The Company is currently in discussions with the bank regarding refinancing its Loan Agreement.

Cash flows from operating activities. Net cash used in operating activities was approximately $(2,152,000) for the nine months ended September 30, 2007, primarily reflecting the reduction of approximately $(2,860,000) in accounts payable, primarily due to the working capital infusion plus an increase in inventory of approximately $(215,000) and offset by a decrease in accounts receivable of approximately $1,513,000 since December 31, 2006. Cash provided by operating activities for the nine months ended September 30, 2006 was approximately $1,120,000. This change between periods was primarily the result of a 2007 reduction of accounts payable by approximately $(2,860,000) partially offset by a decrease in 2007 of accounts receivable of approximately $1,513,000 compared to an increase in accounts payable in 2006 of approximately $2,094,000 and an increase in accounts receivable in 2006 of approximately $(709,000).

Cash flows from investing activities.   Net cash used in investing activities was approximately $(35,000) for the nine months ended September 30, 2007, which was approximately $862,000 less than the $(893,000) used during the same period of the prior year primarily for capital expenditures. The major contributor in 2007 was the reduction of capital expenditures and the realization of approximately $183,000, representing the cash surrender value under certain key man life insurance policies.

Cash flows from financing activities.   Net cash provided by financing activities was approximately $2,157,000 for the nine months ended September 30, 2007 primarily due to the 2007 equity infusion described above, net of debt repayments. The cash provided by financing activities for the current year compares to the approximately $(213,000) used during the first nine months of 2006 when debt repayments more than offset the 2006 equity infusion described above.

Seasonality

The Vita Seafood segment of the Company’s business is highly seasonal in nature, primarily resulting from the effect of the timing of certain holidays on the demand for certain products. Historically, the segment’s sales and profits have been substantially higher in the fourth quarter of each year.

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

The Vita Seafood business segment guarantees the sale of most of its products sold in supermarket chains and wholesale clubs (“Supermarkets”). This guarantee helps ensure that consumers receive fresh products. Under the guarantee, the majority of customers are issued an allowance off-invoice to cover products not sold before the expiration date. Other  customers with product not sold before the expiration date have the right to return unsold product to the Company through its food brokers or dispose of the unsold product themselves or through a food distributor. A credit is then issued to the Supermarket or food distributor. The Company provides a reserve that is recorded concurrently with the sale. The Company believes, based on its historical return rates, which have been fairly consistent over the past several years, that this reserve is adequate to recognize the cost of all foreseeable future product return credits associated with previously recognized revenues.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to interest rate fluctuations, primarily as a result of its $18.4 million Loan Agreement with interest rates based on prime rate plus 0.5%, or 8.25% as of September 30, 2007 for all loans covered by the Loan Agreement other than the new $1,000,000 term loan which bears interest at the prime rate plus 2.0%. The Company does not currently use derivative instruments to alter the interest rate characteristics of any of the debt.

Item 4. Controls and Procedures

Under the supervision and with the participation of the Company’s management team, the principal executive officer and principal financial officer have evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as defined in Rules 13a – 15(e) and 15d – 15(e) under the Exchange Act, as of September 30, 2007 and, based on their evaluation, have concluded that these controls and procedures are effective. There were no changes in the Company’s internal control over financial reporting during the fiscal quarter ended

September 30, 2007 that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting.

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

VITA FOOD PRODUCTS, INC.

Date: November 9, 2007	By:	/s/ Clifford K. Bolen
Clifford K. Bolen
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 9, 2007	By:	/s/ R. Anthony Nelson
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